Form 10-Q
period 1996-09-30
SCPIE HOLDINGS INC
filed 1996-11-26
CIK 1013609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1996            COMMISSION FILE NO. 1-12449

                              SCPIE HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-4457980
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

         9441 WEST OLYMPIC BOULEVARD,                             90213
          BEVERLY HILLS, CALIFORNIA                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (310) 551-5900

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes          No  X
                                   ---         ---

     At November 13, 1996, the Registrant had issued and outstanding an aggregate of 500 shares of its Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART 1 -- FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



               SOUTHERN CALIFORNIA PHYSICIANS INSURANCE EXCHANGE
              ORGANIZATION OF SOUTHERN CALIFORNIA PHYSICIANS, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                 ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                      (UNAUDITED)
Securities available-for-sale:
  Fixed maturity investments, at fair value (amortized cost:
     1996 -- $659,092, 1995 -- $582,115)...........................    $ 657,595         $606,155
  Equity investments, at fair value (cost: 1996 -- $14,964,
     1995 -- $49,396)..............................................       18,754           61,083
                                                                        --------         --------
          Total securities available-for-sale......................      676,349          667,238
Short-term investments.............................................       15,647           27,783
                                                                        --------         --------
          Total investments........................................      691,996          695,021
Cash...............................................................        8,144            3,053
Accrued investment income..........................................        9,881            9,835
Reinsurance recoverable on paid losses.............................            4               27
Reinsurance recoverable on unpaid losses...........................       21,778           19,560
Federal income taxes recoverable...................................           --           20,363
Deferred Federal income taxes......................................       24,258           11,992
Deferred policy acquisition costs..................................          544              468
Property and equipment, net........................................       19,005           19,145
Other assets.......................................................       14,806            1,894
                                                                        --------         --------
          Total assets.............................................    $ 790,416         $781,358
                                                                        ========         ========
                                               LIABILITIES
Reserves:
  Losses and loss adjustment expenses..............................    $ 472,836         $466,187
  Unearned premiums................................................       23,158           19,916
                                                                        --------         --------
          Total reserves...........................................      495,994          486,103
Policyholders' dividends payable...................................       10,586            8,646
Other liabilities..................................................       11,901           12,790
                                                                        --------         --------
          Total liabilities........................................      518,481          507,539
Commitments and contingencies
                                           POLICYHOLDERS' EQUITY
Surplus............................................................      270,445          250,596
Unrealized appreciation on available-for-sale
  securities, net of deferred taxes................................        1,490           23,223
                                                                        --------         --------
          Total policyholders' equity..............................      271,935          273,819
                                                                        --------         --------
          Total liabilities and policyholders' equity..............    $ 790,416         $781,358
                                                                        ========         ========

                            See accompanying notes.

               SOUTHERN CALIFORNIA PHYSICIANS INSURANCE EXCHANGE
              ORGANIZATION OF SOUTHERN CALIFORNIA PHYSICIANS, INC.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    -------------------     ---------------------
                                                     1996        1995         1996         1995
                                                    -------     -------     --------     --------
Revenues:
  Premiums earned.................................  $29,016     $28,644     $ 90,144     $ 88,097
  Net investment income...........................   10,245       9,889       31,184       29,921
  Realized investment gains.......................       58       2,173       11,554        6,857
  Other revenue...................................       55          69          179          186
                                                    -------     -------     --------     --------
          Total revenues..........................   39,374      40,775      133,061      125,061
Expenses:
  Losses and loss adjustment expenses.............   28,307      34,294       86,554       91,827
  Other operating expenses........................    3,400       3,310       10,164        9,580
                                                    -------     -------     --------     --------
          Total expenses..........................   31,707      37,604       96,718      101,407
                                                    -------     -------     --------     --------
Income before policyholder dividends and
  Federal income taxes............................    7,667       3,171       36,343       23,654
Policyholder dividends............................       --          --        9,000            0
Federal income taxes..............................    1,895         682        7,494        6,849
                                                    -------     -------     --------     --------
          Net income..............................  $ 5,772     $ 2,489     $ 19,849     $ 16,805
                                                    =======     =======     ========     ========
Pro forma net income per share of common stock....  $  0.58     $  0.25     $   1.98     $   1.68
                                                    =======     =======     ========     ========

                            See accompanying notes.

               SOUTHERN CALIFORNIA PHYSICIANS INSURANCE EXCHANGE
              ORGANIZATION OF SOUTHERN CALIFORNIA PHYSICIANS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                -----------------------
                                                                                  1996          1995
                                                                                ---------     ---------
OPERATING ACTIVITIES
Net income....................................................................  $  19,849     $  16,805
Adjustments to reconcile net income to net cash provided by operating activities:
  Unpaid losses and loss adjustment expenses, and reinsurance recoverables....      4,454           466
  Accrued investment income...................................................        (46)          997
  Provision for deferred Federal income taxes.................................       (711)        2,052
  Unearned premiums...........................................................      3,242        (3,172)
  Policyholders' dividends payable............................................      1,940        (7,055)
  Realized investments gains..................................................    (11,554)       (6,857)
  Provisions for amortization and depreciation................................      2,298         3,967
  Accrued expenses and other liabilities......................................       (889)        1,592
  Changes in other assets.....................................................      7,375          (125)
                                                                                ---------      --------
          Net cash provided by operating activities...........................     25,958         8,670
INVESTING ACTIVITIES
Purchases -- fixed maturities.................................................   (377,026)     (166,468)
Sales -- fixed maturities.....................................................    284,484       150,710
Maturities -- fixed maturities................................................     14,211        16,345
Purchases -- equities.........................................................     (3,639)      (30,061)
Sales -- equities.............................................................     48,967        29,791
Change in short-term investments, net.........................................     12,136        (9,966)
                                                                                ---------      --------
          Net cash used in investing activities...............................    (20,867)       (9,649)
                                                                                ---------      --------
Increase (decrease) in cash...................................................      5,091          (979)
Cash at beginning of period...................................................      3,053         5,180
                                                                                ---------      --------
          Cash at end of period...............................................  $   8,144     $   4,201
                                                                                =========      ========

                            See accompanying notes.

               SOUTHERN CALIFORNIA PHYSICIANS INSURANCE EXCHANGE
              ORGANIZATION OF SOUTHERN CALIFORNIA PHYSICIANS, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION AND REORGANIZATION

  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     The 1995 financial statements have been combined using the consolidated balance sheets and results of operations of the Southern California Physicians Insurance Exchange (the "Exchange") and the Organization of Southern California Physicians, Inc. ("OSCAP"), collectively the "Company." The Exchange formed two wholly owned subsidiaries in 1995, SCPIE Indemnity Company ("SCPIE Indemnity") and SCPIE Holdings Inc. ("SCPIE Holdings"). OSCAP is the holding company of SCPIE Management Company ("SMC"), the Exchange's attorney-in-fact, and is indirectly controlled by the Exchange. SMC has two wholly owned subsidiaries, SCPIE Insurance Services, Inc. ("SIS") and SCPIE Management Services, Inc. ("SMS"). All transactions between the Exchange and OSCAP have been eliminated in the preparation of the combined financial statements.

     Financial statements for 1996 represent the consolidated financial statements of the Exchange as described below. All material intercompany transactions have been eliminated.

     On March 21, 1996, the Board of Governors of the Exchange adopted a Plan and Agreement of Merger (the "Merger Agreement") whereby the Exchange will reorganize from a reciprocal insurer to a stock insurance company and become a wholly owned subsidiary of SCPIE Holdings (the "Reorganization"). Pursuant to the Reorganization, the Exchange will merge with and into SCPIE Indemnity, a newly organized California stock insurer and a wholly owned subsidiary of SCPIE Holdings that will be the surviving corporation of the Reorganization. The assets and liabilities of the Exchange that will be merged into SCPIE Indemnity will be accounted for at a historical cost in a manner similar to that in a pooling of interests. SCPIE Indemnity is licensed to write property and casualty insurance lines in the state of California, but has not conducted business prior to the Reorganization. On July 12, 1996, OSCAP was liquidated into the Exchange and SMC and its subsidiaries became subsidiaries of the Exchange.

     The principal purpose of the Reorganization is to improve SCPIE's access to the capital markets and to raise capital to permit the growth of existing business and develop new business opportunities in the professional liability insurance industry. The Reorganization will also provide members of the Exchange with shares of Common Stock in exchange for their membership interests in the Exchange.

     On November 5, 1996, the Merger Agreement was approved at a special meeting of SCPIE Members.

     Unaudited pro forma net income per share generated in the Statements of Income gives effect in all periods to the Reorganization and the allocation of 10,000,000 shares of Common Stock to eligible members of the Exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this Form 10-Q, the terms "SCPIE" and the "Company" refer, at all times prior to the effective date of the Reorganization, to Southern California Physicians Insurance Exchange and its subsidiaries, collectively, and at all times on or after such effective date, to SCPIE Holdings Inc. and its subsidiaries, collectively; the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries; and the term "Insurance Subsidiaries" refers, at all times prior to such effective date, to the Exchange, SCPIE Indemnity Company, and two currently inactive insurance companies, and at all times on or after such effective date, to SCPIE Indemnity and such inactive insurance companies. It is contemplated that, substantially concurrent with the consummation of the Reorganization, SCPIE Holdings will complete an underwritten public offering of approximately 2,000,000 shares of Common Stock (the "Offering").

GENERAL

     Cyclical Nature of Medical Malpractice Insurance Industry. Many factors influence the financial results of the medical malpractice insurance industry, several of which are beyond the control of the Company. These factors include, among other things, changes in severity and frequency of claims; changes in applicable law and regulatory reform; changes in judicial attitudes toward liability claims; and changes in inflation, interest rates and general economic conditions.

     The availability of medical malpractice insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the medical malpractice industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions which may be below profitable levels. For a number of years, the medical malpractice insurance industry in California has faced a soft insurance market. There can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company's financial condition and results of operations.

     Changing Nature of SCPIE's Business. The vast majority of the Company's business is professional liability insurance for physicians written on a claims made and reported basis. The Company believes that the integration of healthcare delivery in recent years, particularly in California, will result in the growing importance of large medical groups and other healthcare entities, and a corresponding change in the entities that make professional liability purchasing decisions. The Company believes that these changes have created a need for the Company to further diversify. As a result, the Company has adopted a strategy that includes expanding the type of products offered by the Company and diversifying geographically by offering products in states other than California. The Company began to implement its strategy in 1994 by offering professional liability insurance to hospitals in California and, in 1995, began offering errors and omissions coverage for managed care organizations. In addition, the Company has entered into a marketing arrangement with Sullivan, Kelly and Associates, Inc. ("SKA") to expand its business to other states.

     Competitive Environment. The California medical malpractice insurance market for medical groups and physicians has become extremely competitive in recent years. SCPIE's principal competitors are three other physician-owned companies and a physicians' mutual protection trust. In addition, commercial insurance companies have recently returned to the California market to insure medical groups and physicians.

     In the late 1980s many medical malpractice insurance companies began to experience significantly improved claims cost trends and attempted to attract medical groups and physicians insured by other companies by reducing premium rates. Beginning in 1990, the Company implemented annual rate decreases aggregating more than 25% during the next three years, which resulted in a reduction in premium volume to approximately $107.1 million in 1992, and a deterioration of underwriting results. Since 1993, however, SCPIE has instituted annual overall rate increases ranging from 4.4% to 9.2% in order to improve its underwriting results. These rate increases have been higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to these rate increases, but has realized a modest increase in its premium volume and has improved its underwriting results.

     Policyholder Dividends. Since 1981, SCPIE has followed a practice of paying discretionary dividends to its physician and other healthcare provider members in the form of premium credits on the basis of the results of prior policy years, as the actual experience for such years becomes known. The Company paid dividends to its members of $9.5 million, $11.2 million and $18.6 million in 1995, 1994 and 1993, respectively, and $7.1 million during the first nine months of 1996, in the form of premium credits. Such dividends were paid primarily to insureds who were members of the Exchange in 1990 and prior policy years and were based primarily on underwriting results in such years. These dividends have been accrued as an expense for the year in which the related premiums were earned and not the year paid or declared. On August 8, 1996, the Board of Governors declared a final dividend of $9.0 million to members of the Exchange of record on the date of the Special Meeting, which will be paid in the form of premium credits in 1997. This dividend is reflected as an expense in the nine-month period ended September 30, 1996. See "-- Results of
Operations -- Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995." Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends.

     Loss and LAE Reserves. Medical malpractice and other property and casualty loss and LAE reserves are established based on known facts and interpretation of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The Company follows a practice of conservatively estimating its future liabilities relating to losses already incurred and has attempted to establish its loss and LAE reserves at the upper end of a reasonable range of reserve estimates. The Company believes that it has been particularly difficult to make such estimates for medical malpractice claims in California because of the uncertain benefits of tort reform measures and more recently a change in the judicial process. The tort reform measures, known as the Medical Injury Compensation Reform Act of 1975 ("MICRA"), were not declared constitutional by the California Supreme Court until the mid-1980s and their impact on settlements was difficult to evaluate until some years later. The change in judicial process, known as "fast-track," became fully effective for most California counties in 1992 and requires, among other things, that all non-complex civil actions, including most medical malpractice actions, proceed to trial within approximately one year after filing. Prior to this rule, in some of California's larger counties, a trial typically did not occur until more than four years after the related complaint had been filed. "Fast-track" has accelerated costs and expenses of investigation and defense, but has also led to more rapid settlements, judicial resolutions and, the Company believes, overall cost reductions. The Company believes that it has now realized virtually all of the benefits from the past tort reform legislation and from the institution of "fast-track."

     Beginning in 1988, the Company implemented several changes to its claims procedures including the establishment of increased levels of authority within the claims department for approval of reserves and settlement of claims. The Company believes that these changes resulted in (i) earlier recognition of liability, and therefore higher case reserves and (ii) faster settlement of claims, ultimately resulting in lower indemnity payments and reduced legal expenses.

     The Company believes that a combination of the factors discussed above and other factors have contributed to the recent redundancies in reserves established by SCPIE for prior years. The original reserves were established without full knowledge of the effect of these factors. Redundant reserves, which have been released in every year since 1985, have contributed significantly to reported earnings in 1995, 1994 and 1993. The Company reduced reserves for the prior year by $57.8 million, in the year ended December 31, 1995. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. The Company believes that some reduction in the amount of the redundancies recently experienced is reasonably likely. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur.

     Operating Expenses. The Company's planned expansion into other states and markets may increase operating expense levels to achieve and service this expansion. The Company believes that its relationship with SKA will increase its marketing expenses, but it also believes that this relationship will reduce the need to make other significant expenditures in order to expand into other states. Commissions for hospital and other healthcare provider liability policies, which are sold on a brokerage basis through SKA and other brokers, typically range from 7.5% to 15.0% of premiums, whereas the Company does not incur commissions on products sold directly. To the extent that hospital and other healthcare provider policies represent an increased percentage of the Company's business in the future, expense ratios will increase.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Premiums Earned. Premiums earned increased $372,000, or 1.3%, to $29.0 million for the three months ended September 30, 1996 from $28.6 million for the same period in 1995. The increase was principally due to higher assumed reinsurance premium offset by lower medical malpractice premium. Medical malpractice premiums from physicians and medical groups were approximately $27.6 million for the three months ended September 30, 1996 compared to $27.9 million for the same period in 1995. An average 4.4% increase in premium rates in effect during the 1996 period was offset by a 4.6% decrease in the average number of policies in force during the 1996 period as compared to the 1995 period. Hospital medical malpractice premiums were approximately $274,000 for the three months ended September 30, 1996 compared to $427,000 for the same period in 1995. Assumed reinsurance premiums were approximately $913,000 for the three months ended September 30, 1996 compared to $110,000 for the same period in 1995.

     Net Investment Income. Net investment income increased approximately $356,000, or 3.6%, to $10.2 million for the three months ended September 30, 1996 from $9.9 million for the same period in 1995. Invested assets increased $6.4 million to $692.0 million for the three months ended September 30, 1996 as compared to an increase of $2.2 million to $676.8 million for the 1995 period. The average pre-tax yield on the investment portfolio was unchanged at approximately 6% compared to the year ago period due primarily to higher investments in tax exempt bonds.

     Realized Investment Gains and Other Revenue. Net realized gains were approximately $58,000 for the three months ended September 30, 1996 compared to $2.2 million for the same period in 1995.

     Losses and LAE. Losses and LAE decreased $6.0 million, or 17.5%, to $28.3 million for the three months ended September 30, 1996 from $34.3 million for the same period in 1995. As a percentage of premiums earned, losses and LAE decreased to 97.6% for the three months ended September 30, 1996 from 119.7% for the same period in 1995. For the three months ended September 30, 1996, the Company reduced loss and LAE reserves incurred in prior policy years approximately $10.7 million as compared to a reserve reduction of $10.9 million for the same period in 1995 for claims incurred in prior policy years.

     Other Operating Expenses. Other operating expenses increased $90,000, or 2.7%, to $3.4 million for the three months ended September 30, 1996 from $3.3 million for the same period in 1995. This increase was principally attributable to increases in payroll expenses and amortization expenses of $413,000 and $125,000, respectively, offset partially by lower legal fees of $437,000. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 11.7% for the three months ended September 30, 1996 and 11.6% for the same period in 1995.

     Federal Income Taxes. Federal income taxes increased $1.2 million, or 178%, to $1.9 million for the three months ended September 30, 1996 from $0.7 million for the same period in 1995. The effective tax rate increased to 25% for the three months ended September 30, 1996 from 21% for the same period in 1995, due primarily to realized capital gains of $2 million which did not occur in the three months ended September 30, 1996.

  NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Premiums Earned. Premiums earned increased approximately $2.0 million, or 2.3%, to $90.1 million for the nine months ended September 30, 1996 from $88.1 million for the same period in 1995. The increase was principally due to a $2.0 million increase in assumed reinsurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $85.9 million for the nine months ended September 30, 1996 compared to $86.0 million for the same period in 1995. An average 4.4% increase in premium rates in effect during the 1996 period was offset by a 4.6% decrease in the average number of policies in force during the 1996 period as compared to the 1995 period. Hospital medical malpractice premiums were approximately $1.1 million for the nine months ended September 30, 1996 compared to $0.9 million for the same period in 1995. Assumed reinsurance premiums were approximately $2.5 million for the nine months ended September 30, 1996 compared to $0.5 million for the same period in 1995.

     Net Investment Income. Net investment income increased approximately $1.3 million, or 4.2%, to $31.2 million for the nine months ended September 30, 1996 from $29.9 million for the same period in 1995. Invested assets decreased $3.0 million to $692.0 million for the nine months ended September 30, 1996 as compared to an increase of $39.9 million to $676.8 million for the nine months ended September 30, 1995. The average pre-tax yield on the investment portfolio increased to 6.1% for the nine months ended September 30, 1996 compared to 5.7% for the same period in 1995.

     Realized Investment Gains and Other Revenue. Realized investment gains were approximately $11.6 million for the nine months ended September 30, 1996 compared to $6.9 million for the same period in 1995. Approximately $10.8 million of the gains from 1996 resulted from the sale of equity securities in connection with the Company's decision in the first quarter to increase the focus of its investment portfolio on fixed maturity securities. The remainder were attributable to sales made in the fixed maturity portion of the investment portfolio to take advantage of more favorable yields or to reposition the maturity of the portfolio.

     Losses and LAE. Losses and LAE decreased $5.2 million, or 5.7%, to $86.6 million for the nine months ended September 30, 1996 from $91.8 million for the same period in 1995. As a percentage of premiums earned, losses and LAE decreased to 96.0% for the nine months ended September 30, 1996 from 104.2% for the same period in 1995. For the nine months ended September 30, 1996, the Company reduced loss and LAE reserves incurred in prior policy years approximately $38.6 million as compared to a reserve reduction of $42.6 million for the same period in 1995 for claims incurred in prior policy years.

     Other Operating Expenses. Other operating expenses increased $0.6 million, or 6.1%, to $10.2 million for the nine months ended September 30, 1996 from $9.6 million for the same period in 1995. This increase was principally attributable to increases in policy acquisition expenses and payroll expenses of $0.4 million and $0.6 million, respectively, offset partially by lower legal fees of $0.6 million. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 11.3% for the nine months ended September 30, 1996 and 10.9% for the same period in 1995.

     Policyholder Dividends. The Board of Governors declared a final dividend of $9.0 million to members of the Exchange of record on the date of the Special Meeting who were also members of the Exchange during policy years 1987 through 1992. Such dividend will be paid in the form of premium credits during 1997. This dividend is reflected as an expense for the nine months ended September 30, 1996. Dividends declared in prior years have been accrued as an expense for the period in which the related premiums were earned and not the year paid or declared. Accordingly, there is no expense reflected for the comparable period in 1995.

     Federal Income Taxes. Federal income taxes increased $0.6 million, or 9.4%, to $7.5 million for the nine months ended September 30, 1996 from $6.9 million for the same period in 1995. The effective tax rate decreased to 27.4% for the nine months ended September 30, 1996 from 29.0% for the same period in 1995, due primarily to an increase in tax-exempt interest for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. SCPIE has also paid significant dividends, in the form of premium credits, to its members in each year since 1980. SCPIE paid $9.5 million, $11.2 million and $18.6 million of such dividends during the years ended December 31, 1995, 1994 and 1993, respectively, and $7.1 million during the first nine months of 1996. The Board of Governors has declared a final dividend to members of the Exchange of $9.0 million, which will be paid in the form of premium credits during 1997. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders.

     SCPIE had positive cash flow from operations in each of the last three years. Positive cash flow has resulted from long-term timing differences between the collection of premiums and payment of claims. Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from year to year. Cash provided by operating activities for SCPIE, before the payment of dividends to policyholders, was $21.0 million in 1995 and $14.9 million in 1994. The smaller amount of cash flow from operations in 1994 compared to 1995 was due to significantly higher payments of losses and LAE in that year. The Company believes that the greater amount of paid claims and LAE in 1994 was the result of accelerated payout patterns due principally to developments in California's "fast-track" rules and changes in the Company's claims management procedures, emphasizing early resolution of claims. The Company believes that the trend in accelerated payout patterns may, over time, favorably impact results of operations, as claims settled relatively quickly may result in lower losses and LAE. Any such reductions in loss and LAE payments, however, may be offset entirely or partially by lower investment income, as loss and LAE reserves are held for shorter periods.

     The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. A change in SCPIE's investment philosophy in 1993 resulted in an increase in the purchase of equity securities and a reduction in the purchase of fixed maturity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, SCPIE's portfolio of unaffiliated equity securities was reduced from $61.1 million at December 31, 1995 to $18.8 million at September 30, 1996. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future. The Company has made limited investments in real estate, which is used almost entirely in the Company's operating activities, with the remainder leased to third parties.

     The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totalled $27.8 million, or 4.0% of invested assets, at December 31, 1995. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

     SCPIE Holdings is an insurance holding company whose assets consist of all of the capital stock of the Insurance Subsidiaries and, following the Offering, will include a portion of the net proceeds of the Offering. Its principal sources of funds will be dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The Insurance Subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority. SCPIE Holdings' direct subsidiary, SCPIE
Indemnity, may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. If SCPIE had been a stock insurer on December 31, 1995, the amount of dividends it would be able to pay during 1996 without approval from the California Department would have been approximately $23.5 million.

     The Company is seeking to obtain a new bank facility in the principal amount of approximately $30.0 million from a large lender. The Company expects that this facility will be an unsecured revolving line of credit to be used by the Company for general corporate purposes. There can be no assurance that the Company will be able to obtain this new bank facility, or any bank facility, on terms that are satisfactory to the Company.

     Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds will be sufficient to meet its liquidity needs over the next 18 months and beyond. However, because economic, market and regulatory conditions may change, there can be no assurance that the Company's sources of funds will be sufficient to meet these liquidity needs. The short- and long-term liquidity requirements of the Company may vary because of the uncertainties regarding the settlement dates for unpaid claims.

     The Company has no planned material expenditures for property or equipment.

EFFECT OF INFLATION

     The primary effect of inflation on the Company is considered in pricing and estimating reserves for unpaid losses and LAE for claims in which there is a long period between reporting and settlement, such as medical malpractice claims. The actual effect of inflation on the Company's results cannot be accurately known until claims are ultimately settled. Based on actual results to date, the Company believes that loss and LAE reserve levels and the Company's ratemaking process adequately incorporate the effects of inflation.




                           PART II--OTHER INFORMATION


Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SCPIE HOLDINGS INC.


Date:    November 22, 1996                 By:             PATRICK LO
-------------------------------------         ----------------------------------
                                                           Patrick Lo
                                              Vice President and Chief Financial
                                                            Officer