Form 10-K405
period 1996-12-31
SCPIE HOLDINGS INC
filed 1997-03-28
CIK 1013609

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996         Commission File No. 1-12449


                               SCPIE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                            95-4557980
    (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

 9441 West Olympic Boulevard, Beverly Hills,                      90213-4015
               California
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (310) 551-5900

Securities registered pursuant              Name of Exchange on which registered
 to Section 12(b) of the Act

           Common Stock                            New York Stock Exchange
         (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 25, 1997, was approximately $269,415,058 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 17, 1997, the Registrant had issued and outstanding an aggregate of 12,794,652 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 8, 1997 (only portions of which are incorporated by reference).

                                     PART I


ITEM 1.  BUSINESS

RECENT REORGANIZATION

         SCPIE Holdings Inc. (the "Company") is the parent company of a group of insurance and insurance-related companies conducting business principally in California. It began operating as an independent publicly held company on January 29, 1997, as the result of the merger of Southern California Physicians Insurance Exchange ("SCPIE" or the "Exchange") into SCPIE Indemnity Company, a subsidiary of the Company, and the issuance of 9,994,652 shares of Common Stock of the Company to approximately 10,400 members of the Exchange and 500,000 shares to SCPIE Indemnity Company (the "Reorganization"). On January 30, 1997, the Company sold an additional 2,300,000 shares in a public offering of its Common Stock (the "Offering"). The Common Stock is listed on the New York Stock Exchange.

         For purposes of this Form 10-K report, the term the "Company" refers, at all times prior to January 29, 1997, the effective date of the Reorganization, to the Exchange and its subsidiaries, collectively, and at all times on or after such effective date, to SCPIE Holdings Inc. and its subsidiaries, collectively; the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries; and the term "Insurance Subsidiaries" refers, at all times prior to such effective date, to the Exchange, SCPIE Indemnity Company, a California stock insurer ("SCPIE Indemnity"), and two insurance companies that were substantially inactive during 1996, and at all times on or after such effective date, to SCPIE Indemnity and such other insurance companies.

OVERVIEW

         The Company was organized in February 1996, as a Delaware corporation. The Company principally engages in conducting the business of its predecessor, the Exchange, through its subsidiaries.

         The Company is a leading provider of medical malpractice insurance in California. The Company currently insures approximately 9,800 California physicians and oral and maxillofacial surgeons practicing alone or in medical groups or clinics or other healthcare organizations. The Company also insures a variety of other healthcare providers, including hospitals, emergency department facilities, outpatient surgery centers and hemodialysis, clinical and pathology laboratories.

         The Company's total revenues and net income were $173.4 million and $30.2 million, respectively, for the year ended December 31, 1996 and were $165.0 million and $24.4 million, respectively, for the year ended December 31, 1995. As of December 31, 1996, the Company had $805.2 million of total assets and $288.6 million of total equity.

         Medical malpractice insurance, or medical professional liability insurance, insures the physician, hospital or other healthcare provider against liabilities arising from the rendering of, or failure to render, professional medical services. Under the typical medical malpractice insurance policy, the insurer also defends the insured against potentially covered claims. Based on data compiled by A.M. Best, in 1995, total medical malpractice premiums in the United States were $6.0 billion. In California, the second largest market for medical malpractice insurance based on premiums written, approximately $587.7 million of medical malpractice premiums were written in 1995. The Company's share of the medical malpractice premiums written in California in 1995 was approximately 21%. The Company's market share is substantially higher in Southern California where more than 95% of the Company's insureds are located.

         The Company believes that its considerable market share for medical malpractice insurance in California is in large part due to the loyalty of its insured physicians. The Company attributes this loyalty to the high quality, personalized service it provides and its traditional focus on the California physician marketplace. The medical malpractice insurance offered by the Company has been endorsed by twelve county medical associations and specialty societies in California.

         The Company believes that the growth in managed healthcare and the emergence of multi-state integrated healthcare providers and delivery systems will lead to major changes in the medical malpractice insurance industry. Practice management organizations, hospitals, administrators of large group practices and managed care organizations have an increasing influence over the purchasing decision for the medical malpractice insurance coverages of their affiliated physicians. As the consolidation of healthcare providers continues, the number of physicians insured through such organizations will increase and the Company believes that such organizations increasingly will seek well-capitalized medical malpractice insurers that can provide a full range of products and a high level of service in each state in which such organizations conduct business.

BUSINESS STRATEGY

         To position the Company to compete and grow its business successfully in this changing environment, the Company has adopted a strategy that includes:
(i) expanding the Company's product offerings, particularly to meet the liability insurance needs of larger, more diverse healthcare entities; (ii) diversifying geographically by increasing writings of medical malpractice insurance in states other than California; (iii) positioning the Company to take advantage of acquisition and consolidation opportunities relating to medical malpractice insurance; (iv) maintaining the Company's relationship with its primary policyholder base of California physician and medical group insureds; and (v) maintaining sufficient capital to take advantage of future market opportunities and to retain strong insurance ratings.

         The Company's business primarily has been providing medical malpractice insurance to physicians. In the future, the Company believes hospitals and other healthcare entities will represent an increasing share of the market for medical malpractice insurance and provide it with a significant area for growth. As a result, the Company increasingly has focused its efforts on providing products designed to meet the liability insurance needs of these entities. In 1994, the Company began writing malpractice insurance for California hospitals and directors and officers' liability insurance for healthcare entities. In 1995, the Company began offering errors and omissions coverage to managed care organizations.

         In addition to its traditional direct insurance operations, the Company assumes reinsurance of medical malpractice insurance and participates in excess medical malpractice insurance programs. The Company believes that these lines of business will become an increasingly important aspect of its operations as healthcare entities become larger and obtain higher policy limits.

         To further enable it to grow, the Company has begun to expand its operations beyond California. As part of this expansion, the Company entered into an exclusive marketing agreement with a leading hospital malpractice insurance broker. Through this broker, the Company has issued policies or binders as of December 31, 1996 to more than 100 hospitals, healthcare providers and managed care organizations in nine states representing approximately $11.1 million in estimated annual premium. Approximately 75.3% of these premiums are from states other than California. As a result of the termination of its relationship with a large insurance group, this broker has experienced financial difficulties and recently filed a voluntary bankruptcy petition. Although this broker continues to market the Company's products, there can be no assurance that it will be able to reorganize successfully.

         To facilitate its geographic expansion, in March 1996, the Company acquired the outstanding stock of two inactive property and casualty insurance companies, one of which is licensed in 44 states plus the District of Columbia and the other of which is licensed in one state. The Company has contributed $25.0 million to one of its insurance company subsidiaries and will contribute $7.5 million to the other, and is attempting to ensure that they are fully licensed and able to underwrite medical malpractice insurance as quickly as possible. In the meantime, the Company has a fronting arrangement to allow the Company to write business outside of California.

         The Company believes that there will be an increasing number of opportunities for consolidation of the highly fragmented medical malpractice market. The Company further believes that a number of malpractice insurers lack the size, capital strength, product breadth and geographic diversity required to meet the needs of larger healthcare entities. Following the Reorganization and the Offering, the Company believes that it now has the financial flexibility to selectively pursue mergers, acquisitions and strategic alliances. The Company also believes that such transactions will facilitate its geographic expansion, allow it to grow its business and enable it to achieve cost savings.

         The Company believes that the medical malpractice insurance industry in California is currently experiencing a "soft insurance market," that is, an insurance market in which the underwriting capacity exceeds current demand and premium rates are relatively low. The Company believes that its strategy will position it to expand premium writings and market share when the market "hardens," that is, when demand coincides more closely with capacity and premium rates increase to more appropriate levels.

PRODUCTS

         The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, managed care organizations and other providers in the healthcare industry. The following table summarizes, by product, the direct premiums written by the Company for the periods indicated:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                             1996           1995           1994
                                                           --------       --------       --------
Physician and medical group
  liability:
  Physician and medical group
     standard professional
     liability .........................................   $117,679       $116,894       $116,425
  Special risk physicians ..............................      1,398            674            261
  Emergency medicine program ...........................        628            596            322
  Urgent care centers ..................................        262            224            263
                                                           --------       --------       --------
     Subtotal medical liability.........................    119,967        118,388        117,271

  Excess personal liability ............................        829            877            957
                                                           --------       --------       --------
     Subtotal physician and
       medical group liability..........................    120,796        119,265        118,228

Hospital liability .....................................      3,487          2,103            960
Healthcare provider liability ..........................        792            757            800
Managed care organization errors
  and omissions.........................................        347            105           --

Directors and officers
  liability ............................................        213             47             36
                                                           --------       --------       --------
  Total ................................................   $125,635       $122,277       $120,024
                                                           ========       ========       ========

         An affiliated insurance agency allows the Company to meet a wide range of insurance needs of its customers by offering, on a brokerage basis, coverages not underwritten by the Company, including a comprehensive property protection program and stop loss insurance related to the provision of managed care services. The Company intends, in the future, to directly underwrite its own property lines as part of its overall strategy to meet the principal insurance needs of healthcare providers.

         Physician and Medical Group Liability. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and also for certain other "premises" liabilities that may arise in the non-professional operations of the medical practice, such as slip and fall accidents, and a limited defense reimbursement benefit for proceedings by governmental disciplinary boards. The professional liability insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by or as a result of the performance of patient treatment, failure to treat and failure to diagnose.

         The policy issued to medical groups and their physician members includes not only professional liability coverage and defense reimbursement benefits, but also substantially more comprehensive coverages for commercial general liability and employee benefit program liability and also provides a small medical payments benefit to injured persons. The comprehensive general liability coverage included in the medical group policy does not exclude coverage for certain employment related liabilities and for pollution, which are normally excluded under a standard commercial general liability form. The Company also offers, as part of its standard policy forms for both sole and group practitioners, optional excess personal liability for the insured physicians. Excess personal liability insurance provides coverage to the physician for personal liabilities in excess of amounts covered under the physician's homeowners and automobile policies.

         The professional liability coverages are issued primarily on a "claims made and reported" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of the tail coverage is based on the length of time the insured has been covered under the Company's claims made and reported form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. Free tail coverage is automatically provided to physicians with at least five consecutive years of coverage who are also at least 65 years old.

         Comprehensive general liability coverage for medical groups and clinics and the excess personal liability insurance is underwritten on an occurrence basis. Under occurrence coverage, the coverage is provided for incidents that occur at any time the policy is in effect, regardless of when the claim is reported. With occurrence coverage, there is no need to purchase tail coverage.

         The Company offers limits of insurance up to $5.0 million per claim or occurrence, with up to a $10.0 million aggregate policy limit for all claims reported or occurrences for each calendar year or other 12-month policy period. The most common limit is $1.0 million per claim or occurrence, subject to a $3.0 million aggregate policy limit. The Company's limit of liability under the excess personal liability insurance coverage is $1.0 million per occurrence with no aggregate limit. The defense reimbursement benefit for governmental disciplinary proceedings is $25,000, and the medical payments benefit for persons injured in non-professional activities is $10,000.

         The following table summarizes the Company's physician and medical group professional liability direct premiums written for the year ended December 31, 1996:

                                                          DIRECT
                                                         PREMIUMS    PERCENTAGE
                GROUP SIZE                                WRITTEN     OF TOTAL
                ----------                                -------     --------
                                                             (IN THOUSANDS)
                Sole practitioner physicians........    $ 73,129       61.0%
                Group with less than five physicians      18,166       15.1
                Group with five through eight
                physicians..........................       9,761        8.1
                Group with nine or more physicians..      18,911       15.8
                                                        --------      -----
                          Total.....................    $119,967      100.0%
                                                        ========      =====

         Hospital Liability. The Company writes primary liability insurance on both a claims made and reported basis and a modified occurrence basis that in effect includes tail coverage for up to seven years after the policy terminates. The policy issued to hospitals provides protection for professional liabilities related to the operation of a hospital and its various staff committees, together with the same comprehensive general liability, medical payments and employee benefit program liability coverages included in the policy for large medical groups. The limits of coverage under the hospital policies issued by the Company, net of reinsurance, are $500,000 for each claim or occurrence, with no aggregate limit.

         Healthcare Provider Liability. The Company offers its professional liability coverage to a variety of specialty provider organizations, including hospital emergency departments, outpatient surgery centers, medical urgent care facilities and hemodialysis, clinical and pathology laboratories. These policies include the standard professional liability coverage provided to physicians and medical groups, with certain modifications to meet the special needs of these healthcare providers. The policies are generally issued on a claims made and reported basis with the limits of liability up to those offered to larger medical groups. The limits of coverage under the current healthcare provider policies issued by the Company are between $1.0 million and $5.0 million per incident, subject to $3.0 million to $10.0 million aggregate policy limits.

         Managed Care Organization Errors and Omissions. The Company has recently introduced a policy for managed care organizations that provides coverage for liability arising from the errors and omissions in managed care operations, for the vicarious liability of a managed care organization for the acts or omissions of non-employed physician providers and for liability of directors and officers of a managed care organization. These policies are generally issued on a claims made and reported basis. The annual aggregate limits of coverage under the current managed care organization policies issued by the Company are between $1.0 million and $5.0 million.

         Directors and Officers Liability. The Company historically has brokered directors and officers liability coverage through its affiliated agency, which has become a wholly owned subsidiary of the Company after the Reorganization. This agency produced approximately $293,000, $271,000 and $240,000 in premiums for other insurers in 1995, 1994 and 1993, respectively. In 1995, the Company directly wrote one directors and officers liability policy, accounting for approximately $47,000 of direct premiums written. In 1996, the Company began to directly write renewals of these policies previously underwritten by other companies, accounting for approximately $213,000 in direct premiums written. The directors and officers liability policies are generally issued on a claims made and reported basis. The limits of coverage on directors and officers liability policies written by the Company are between $1.0 million and $5.0 million.

MARKETING AND POLICYHOLDER SERVICES

         The Company markets directly to its insureds through a marketing organization with approximately 25 employees providing sales solicitation and communications services. The Company markets to sole practitioner physicians and other prospective policyholders through its relationships with medical associations, referrals by existing policyholders, advertisements in medical journals, the presentation of seminars on timely topics for physicians, telemarketing and direct mail solicitation to licensed physicians and members of specialty group organizations. The Company attracts new physicians through special rates for medical residents and discounts for physicians just entering medical practice. In addition, the Company participates as a sponsor and participant in various medical group and hospital administrators' programs, medical association and specialty society conventions and similar programs. The Company believes that this personal, comprehensive approach to marketing is essential to providing professional liability insurance, where special knowledge and experience is a prerequisite.

         The Company professional liability program is endorsed by ten Southern California county medical associations and the statewide associations of oral and maxillofacial surgeons and osteopathic physicians. The Company considers these endorsements to be helpful in its marketing efforts. The county medical associations also perform certain limited information verification services for the Company.

         The Company commenced marketing its own hospital professional liability policies during 1994 and currently underwrites coverage for 46 hospitals. In August 1995, the Company entered into a marketing agreement with Sullivan, Kelly & Associates, Inc. ("SKA"), one of the leading insurance brokers of hospital and large medical group coverages in the Western United States. Under the agreement, SKA has the exclusive right to market the Company's malpractice coverage for hospitals in all states, and the Company recognizes SKA as the exclusive broker for medical group coverage in all states other than California.

         Through SKA, the Company has issued policies or binders as of December 31, 1996 to more than 100 hospitals, healthcare providers and managed care organizations in nine states representing approximately $11.1 million in estimated annual premiums. The Company believes that its marketing relationship with SKA will provide an advantage in marketing to hospitals and other healthcare entities and a cost-effective means of entering new geographic markets. SKA recently filed for protection under Chapter 11 of the U.S. Bankruptcy Code and is currently engaged in litigation with a large insurance group that recently terminated its long-standing relationship with SKA. See "Business--Risk Factors--Entry Into New Markets; Relationships with SKA."

         The Company also has a policyholder services department that provides account information to all insureds and maintains relationships with the small medical groups and sole practitioners insured by the Company. Each of these smaller insureds has a designated client service representative who can answer most inquiries and, in other instances, can provide the insured with immediate access to the person with expertise in a particular department. For hospitals and large and mid-size medical groups, the Company has an account manager assigned to each group who heads a service team comprised of underwriting, risk management and claims management representatives, each of whom may be contacted directly by the policyholder for prompt response. The Company also provides online computer access to the large groups and hospitals so that loss and LAE information can be accessed immediately.

         The Company provides comprehensive risk management services designed to heighten its insureds' awareness of situations giving rise to potential loss exposures, to educate its insureds as to ways to improve their medical practice procedures, and to assist its insureds in implementing risk modification measures. The Company maintains a 24-hour hotline to provide immediate access to its risk management personnel. The Company conducts surveys for hospitals and large medical groups both to review their practice procedures generally and to focus on specific areas in which there may be some concern. Complete reports that specify areas of the insured's medical practice that may need attention are provided to the policyholder. The Company also provides an annual program review for each of its medical groups. The Company presents periodic seminars and evening "town hall" meetings at medical societies at which pertinent subjects are presented. The Company's risk management representatives also regularly participate in programs presented by healthcare-related societies. These educational offerings are designed to increase risk awareness and the effectiveness of various healthcare professionals. Additionally, the Company provides risk management and claims administration services to certain entities on a fee-for-service basis.

UNDERWRITING

         The underwriting department consists of a vice president in charge of underwriting, an assistant underwriting manager, six other underwriters and five technical and administrative assistants. Certain of these underwriters specialize in underwriting hospitals, managed care organizations and directors and officers liability products. The Company's underwriting department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company.

         The Company follows a strict procedure with respect to the issuance of all physician professional liability policies. Each applicant or member of an applicant medical group is required to complete a detailed application that provides a personal and professional history, the type and nature of the applicant's professional practice, certain information relating to specific practice procedures, hospital and professional affiliations and a complete history of any prior claims and incidents. The application is forwarded to the county medical association for verification of educational and professional information. The Company performs its own independent verification of these matters and conducts an investigation to determine if there are any lawsuits that may not have been disclosed in the application.

         The Company performs a continuous process of reunderwriting its insured physicians. Information concerning physicians with large losses, a high frequency of claims or unusual practice characteristics is developed through online claims and risk management reports. Each year, the Company also sends current practice questionnaires to approximately 15% of its insured physicians. These questionnaires request information similar to that submitted in connection with the physician's original application for insurance, and are designed to detect any changes in the specialty or practice characteristics of the physician that may require a higher or lower premium rate or possible removal from the program.

         The underwriting department submits all recommendations for premium surcharges or non-renewal to the underwriting committee of the Company, which is comprised solely of physicians, many of whom are insureds or retired insureds of the Company, and members of the Board of Directors. Members of the committee are not employees of the Company, but receive compensation for their services on the committee. Physicians have the right to seek reconsideration of surcharges from the committee. The Company has found that physician interchange with the committee is often helpful in improving the practice characteristics of the insured.

         Although SKA performs the principal hospital marketing functions for the Company, the Company makes all underwriting and rating decisions on this and all of its direct business. Except as set forth below, each hospital is required to submit an application that provides detailed information on operations, financial position and risk factors. The Company reviews loss experience for at least the past five years, prior insurance policies and endorsements, financial reports and reports from the principal accreditation agencies for the hospital industry. Risk management surveys are performed as needed to supplement this information.

         For hospitals currently insured with the insurance group that recently terminated its relationship with SKA, the Company has generally issued its policies without its normal underwriting review utilizing schedules of coverage, limits, rating factors and other pertinent information supplied to the Company by SKA. The Company will perform its normal underwriting review at the first renewal date of each such policy. In situations in which a policy was issued at a rate that was significantly lower than that charged by the insurance group, the Company performed a normal underwriting review to confirm that it was willing to accept the risk at the premium rate.

RATES AND DIVIDENDS

         The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and LAE experience it has developed over the past 20 years and upon rates charged by its competitors. The Company has various rating classifications based on practice location, medical specialty and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed a special risk program for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for hospitals and managed care organizations utilizing data publicly filed by other insurers. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

         The Company instituted annual average rate increases of 4.4%, 8.9% and 9.2% in 1996, 1995 and 1994, respectively, on its physician professional liability policies in order to improve its underwriting results. These rate increases have been higher than those implemented by most of its competitors. The number of policyholders insured by the Company has declined by a small percentage in each of these years, in part due to these rate increases, but the Company has realized a modest increase in its premium volume and has improved its underwriting results. The California Department recently approved a 5.4% rate increase on physician professional liability policies for the Company for 1997.

         The Company paid dividends of $9.9 million, $9.5 million and $11.2 million in 1996, 1995 and 1994, respectively, in the form of premium credits. Such dividends were paid primarily to insureds who were members of the Exchange in 1990 and prior years and were based primarily on underwriting results in such years. On August 8, 1996, the Board of Governors of the Exchange declared a final dividend to the members of the Exchange of $9.0 million which is being paid in the form of premium credits in 1997. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends.

CLAIMS

         The claims department of the Company is responsible for claims investigation, establishment of appropriate case reserves for loss and LAE, defense planning and coordination, control of attorneys engaged by the Company to defend a claim and negotiation of the settlement or other disposition of a claim. Under most of the Company's policies, except managed care organization errors and omissions policies and directors and officers liability policies, the Company is obligated to defend its insureds, which is in addition to the limit of liability under the policy. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions. In almost all cases, the person bringing the claim against the physician is already represented by legal counsel when the Company learns of the potential claim.

         The claims department staff includes managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The claims department staff consists of approximately 48 employees, including twelve clerical personnel. The Company has five unit managers responsible for specific geographic areas, and additional units for specialty areas such as hospitals, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

         California has adopted a standard of judicial administration that requires its trial courts to set goals to dispose of 90% of all cases within twelve months after filing and 100% of cases within 24 months. The courts in the various counties in which the Company defends claims have sought to comply with these "fast-track" standards during the past few years. The effect of this change has been significant. Before this requirement was implemented, cases in certain counties did not proceed to trial for many years after filing. The claims department staff now must make earlier evaluations and reserve estimates, authorize discovery expenses early in the litigation process and be prepared to settle the case or proceed to trial within one year.

         The Company emphasizes early evaluation and aggressive management of claims. Claims department professionals complete a full evaluation and reserving of claims under "fast-track" within six months of the filing of a claim and on all other cases within twelve months after filing. The Company has established different levels of authority within the claims department for approval of reserves and settlement of claims. The Company has a claims committee comprised solely of physicians which meets bi-monthly with the vice president in charge of claims and other claims managers to consider and evaluate cases that have complex medical issues and subject the Company to large exposures. At December 31, 1996, the Company had 3,296 open claims.

         The Company vigorously defends its insureds against claims, but seeks to resolve expediently cases with high exposure potential. The defense of a medical professional liability claim requires significant cooperation between the litigation supervisor or claims department manager responsible for the claim and the insured physician. California law requires that a medical professional liability claim cannot be settled for an amount in excess of $30,000 without the consent of the physician insured. California law further requires that the insurer report all such settlements to a medical disciplinary board, and Federal law requires that any claim payment, regardless of amount, be reported to a national data bank which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees. Thus, the physician is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to the physician's ability to practice. The claims department supervisor must be able to fully evaluate considerations of settlement or trial and to communicate effectively the Company's recommendation to its insured. If the insured will not consent to a settlement offer, the Company may be exposed to a larger judgment if the case proceeds to trial.

         The claims department staff utilizes structured settlements to resolve certain large claims. In a structured settlement, the Company will typically purchase an annuity from another insurance company that will satisfy periodic payments owed to the claimant as part of the settlement. The Company typically obtains a release from the claimant for its insured and itself and assigns the annuity to a third party for payment. The Company purchased annuities during the early 1980s from a life insurance company that subsequently became insolvent and could not satisfy its obligations. In some instances, the Company has concluded that it is obligated to satisfy any shortfall in these periodic payments and is making these shortfall payments. The Company has established a reserve to cover these expected shortfall obligations. See Note 8 of Notes to Financial Statements.

LOSS RESERVES

         The determination of loss reserves is a projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Included in its claims history are losses and LAE paid by the Company in prior periods and case reserves for anticipated losses and LAE developed by the Company's claims department as claims are reported and investigated. Actuaries rely primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss cost trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company's results for the period in which the adjustments are made.

         The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. The inherent uncertainty of establishing reserves is relatively greater for companies writing long-tail casualty insurance, including medical malpractice insurance, due primarily to the longer-term nature of the resolution of claims.

         The Company utilizes both its internal actuarial staff and independent actuaries in establishing its reserves. The Company's independent actuaries review the Company's reserves for losses and LAE at the end of each fiscal year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates, in establishing the amount of its reserves for losses and LAE. The Company continually refines reserve estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. Since medical malpractice insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions, the Company has attempted to establish its loss and LAE reserves at the upper end of a reasonable range of reserve estimates.

         The Company's loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

                                                                    DECEMBER 31,
                                                         ---------------------------------
                                                            1996        1995        1994
                                                         ---------   ---------  ----------
       Reserves for losses and LAE at beginning
       of year.....................................      $ 466,187   $ 468,743   $ 490,773
       Less reinsurance recoverables...............         19,560      19,177      18,644
                                                         ---------   ---------  ----------
       Reserves for losses and LAE, net of related
       reinsurance recoverable, at
       beginning of year...........................        446,627     449,566     472,129
                                                         ---------   ---------  ----------
       Provision for losses and LAE for claims
       occurring in the current year, net of
       reinsurance.................................        168,545     175,856     169,143

       Decrease in estimated losses and LAE for
       claims occurring in prior years, net of
       reinsurance.................................       (59,748)    (57,833)    (60,423)
                                                        ---------   ---------  ----------
       Incurred losses during the year, net of
       reinsurance.................................       108,797     118,023     108,720
                                                        ---------   ---------   ---------
       Deduct losses and LAE payments for
       claims, net of reinsurance, occurring
       during:
         Current year..............................         13,274      11,481      10,178
         Prior years...............................        101,849     109,481     121,105
                                                         ---------   ---------  ----------
                                                           115,123     120,962     131,283
                                                         ---------   ---------  ----------
       Reserve for losses and LAE, net of
       related reinsurance recoverable, at
       end of year.................................        440,301     446,627     449,566
       Reinsurance recoverable for losses
       and LAE, at end of year.....................         19,266      19,560      19,177
                                                         ---------   ---------   ---------
       Reserves for losses and LAE, gross
       of reinsurance recoverable, at end
       of year.....................................      $ 459,567   $ 466,187   $ 468,743
                                                         =========   =========   =========

----------

         The following table reflects the development of losses and LAE reserves for the periods indicated at the end of that year and each subsequent year. The first line shows the reserves, net of reinsurance recoverables, as originally reported at the end of the stated year. Each calendar year-end reserve includes the estimated unpaid liabilities for that report or accident year and for all prior report or accident years. The section under the caption "Liability reestimated as of" shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each year. The line "Cumulative redundancy" reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established. The section under the caption "Cumulative amount of liability paid through" shows the cumulative amounts paid related to the reserve as of the end of each subsequent year.

               In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1993 to be $100,000 was first reserved in 1986 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1986 through 1996 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

                                                                          YEAR ENDED  DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------------
                         1986      1987      1988      1989       1990      1991      1992      1993      1994      1995      1996
                       --------  --------  --------  --------   --------  --------  --------  --------  --------  --------  --------
                                                          (IN THOUSANDS)
Loss and LAE
  reserves ..........  $282,805  $329,369  $389,404  $412,679   $427,049  $439,908  $465,423  $472,129  $449,566  $446,627  $440,301
Liability reestimated
  as of:
  One year later ....   261,970   327,627   362,058   375,764    401,878   409,966   421,994   411,915   391,733   386,879
  Two years later ...   269,855   312,956   337,901   348,781    368,124   364,105   368,521   363,562   337,441
  Three years later .   260,089   295,438   315,718   320,319    324,370   316,220   325,073   315,712
  Four years later ..   248,613   278,339   299,308   294,992    284,628   282,291   292,801
  Five years later ..   234,449   267,880   284,972   266,649    264,582   261,344
  Six years later ...   228,628   260,544   266,423   256,900    251,335
  Seven years later .   229,152   249,644   262,642   247,678
  Eight years later .   223,055   248,595   257,731
  Nine years later ..   222,460   246,267
  Ten years later ...   221,588
Cumulative
  redundancy ........    61,217    83,102   131,673   165,001    175,714   178,564   172,622   156,417   112,125    59,748
Cumulative
  amount of
  liability paid
  through:
  One year later ....    59,435    78,951    93,607    85,771    103,983   101,001   105,678   121,106   109,481   101,844
  Two years later ...   121,037   147,865   155,505   162,264    171,327   171,429   184,883   192,519   170,603
  Three years later .   167,331   188,038   206,413   204,129    206,499   205,829   219,649   217,484
  Four years later ..   190,148   220,575   232,777   221,479    221,654   221,884   232,379
  Five years later ..   205,362   233,807   242,140   228,922    230,606   227,692
  Six years later ...   211,665   236,809   244,587   234,202    232,410
  Seven years later .   214,314   238,105   248,319   235,274
  Eight years later .   215,155   239,652   248,993
  Nine years later ..   215,647   239,896
  Ten years later ...   215,788
Net reserves--
  December 31 .......                                                                                   $449,566  $446,627  $440,301
Reinsurance
  recoverables ......                                                                                     19,177    19,560    19,266
                                                                                                        --------  --------  --------
Gross reserves ......                                                                                   $468,743  $466,187  $459,567
                                                                                                        ========  ========  ========


               The Company has historically experienced favorable loss and LAE reserve development. The Company believes that the favorable loss and LAE reserve development since 1985 has resulted from four factors: (i) the Company's conservative approach to establishing reserves for medical malpractice insurance losses and LAE; (ii) the continuing benefits from MICRA, the California tort reform legislation that was declared constitutional in a series of decisions by the California Supreme Court in the mid-1980s; (iii) benefits from California's "fast-track" legislation; and (iv) improved results from a restructuring of the Company's internal claims process. See "-- Regulation -- Medical Malpractice Tort Reform" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." The Company believes, based on its analysis of annual statements filed with state regulatory authorities, that its principal California competitors have experienced similar favorable loss and LAE reserve development in past years.

               General liability losses have been less than 2.9% of medical malpractice losses in the last five years. The Company does not have material reserves for pollution claims and the Company's claims experience for pollution coverage has been negligible.

               While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition or results of operation.

REINSURANCE

               Reinsurance Ceded. The Company follows customary industry practice by reinsuring a portion of its risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 1996, the Company ceded $8.3 million of its earned premiums to reinsurers.

               The Company's reinsurance arrangements are generally placed through its exclusive reinsurance broker, Willcox Incorporated Reinsurance Intermediaries. The Company retains the first $1.0 million of loss incurred per incident and has various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident. Losses in excess of $20.0 million are retained by the Company. The Company often has more than one insured named as a defendant in a lawsuit or claim arising from the same incident, and, therefore, multiple policies and limits of liability may be involved. The Company's reinsurance program is purchased in several layers, the limits of which may be reinstated under certain circumstances at the Company's option subject to the payment of additional premium. The Company also reinsures a portion of the reinstatement premiums under a separate treaty, together with certain other miscellaneous liability exposures, including retroactive liability for two insurance layers from several past years and aggregate extension coverage which provides additional aggregate loss limits for the layer $1.0 million excess of $1.0 million, each occurrence, for specified years. The reinsurers also bear their proportionate share of loss expenses for claims in which they have an indemnity obligation.

               The Company has a separate quota share reinsurance treaty for 1996 with respect to its managed care organization errors and omissions policies and any directors and officers liability policies it may write. Under this treaty, the reinsurers bear 80% of all losses and LAE incurred under these policies.

               Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd's of London ("Lloyd's") to avoid concentrations of credit risk. The following table identifies the Company's most significant reinsurers, their percentage participation in the Company's aggregate reinsured risk based upon premiums paid by the Company and their rating as of December 31, 1996. No other single reinsurer's percentage participation in 1996 exceeded 5% of total reinsurance premiums.

                                                  PREMIUMS CEDED                      PERCENTAGE OF TOTAL
                                                  FOR YEAR ENDED                          REINSURANCE
                                                 DECEMBER 31, 1996      RATING(1)           PREMIUMS
                                                 -----------------      ---------           --------
                                                                      (IN THOUSANDS)
      Hannover Ruckversicherungs................        $2,868             A+                 33.1
      Lloyd's Syndicates........................         2,518             NR                 29.1
      Eisen und Stahl
        Ruckversicherungs.......................           717             A+                  8.3
      Transatlantic Reinsurance Co..............           639             A+                  7.4
                                                                                              ----
                                                                                              77.9

----------

(1) All ratings are assigned by A.M. Best. The Company's minimum requirement for ratings of its reinsurers is B or better from A.M. Best.

               The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist it in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their obligations. Among the reinsurers to which the Company cedes reinsurance are certain Lloyd's syndicates. In recent years, Lloyd's has reported substantial aggregate losses which have had adverse effects on Lloyd's in general and on certain syndicates in particular. In addition, there has been a decrease in the underwriting capacity of Lloyd's syndicates in recent years. The substantial losses and other adverse developments could affect the ability of certain syndicates to continue to trade and the ability of insureds to continue to place business with particular syndicates. It is not possible to predict what effects the circumstances described above may have on Lloyd's and the Company's contractual relationship with Lloyd's syndicates in future years. The Company understands that Lloyd's syndicates have created new trust funds to hold reserves for reinsurance purchased by United States reinsureds gross of outward reinsurance. This arrangement applies to all purchases on or after August 1, 1995.

               Reinsurance and Excess Liability Insurance Assumed. The Company assumes a small amount of reinsurance covering medical professional liability risks primarily in the United States. The principal reinsurance treaty, which has been in effect since 1988, is with a Lloyd's syndicate. Under this surplus share treaty, the Company assumes 50% of one or more layers of coverage above $1.0 million, which must be retained by the primary insurer. The reinsured receives a ceding commission and a profit share. The maximum amount of the Company's liability for any one risk is $500,000, and the Company does not participate as a reinsurer in any of its own policies. The annual premiums earned under this treaty have ranged from $160,000 in 1989 to $4.1 million in 1996. In 1996, this treaty also included reinsurance of excess layers of workers' compensation and clash casualty liability risks. The Company's liability for any one risk is limited to $500,000 above a $1.5 million layer assumed by other members of the syndicate.

               The Company also entered into a reinsurance treaty for 1995 and 1996 with Hannover Ruckversicherungs ("Hannover Re"). The treaty is a quota share treaty, under which the

Company reinsures up to $500,000 for each physician medical malpractice claim and up to $750,000 for each hospital professional liability claim on policies or contracts with limits in excess of $2.0 million. The reinsured receives an override commission and is required to retain not less than 20% of the risk, subject to a minimum retention of $1.0 million. Premiums earned under this treaty were approximately $96,000 for 1996.

               The Company is a participant in a program for which SKA is the exclusive broker that provides excess liability insurance. The program provides excess coverage in various layers up to $50.0 million above a primary insurance layer of $500,000. The Company has assumed, as a reinsurer, a 5% share of each loss above $500,000.

               The Company has an indirect quota share participation in a reinsurance program of Hannover Re that provides high layer excess of loss property catastrophe coverage for international risks, other than in the United States and Japan. The Company has participated in this program since 1994 through the purchase of a $5.0 million Credit Note issued by a limited liability company organized by Hannover Re to underwrite a portion of this coverage. The Company purchased this note through the issuance of a letter of credit, which can be drawn to cover the Company's proportionate share of losses in this program. Interest on the note is based upon profits, if any, of the limited liability company. The outstanding Credit Note is held by the Company in its investment portfolio, and the amount of the letter of credit is included in "Other Liabilities in the Balance Sheets." See "-- Investment Portfolio."

               The Company participates indirectly in another reinsurance program of Hannover Re similar to the one described above through a swap agreement arranged by Citibank, N.A. Under the swap agreement, the Company has issued a letter of credit, which can be drawn to cover the Company's proportionate share of losses in this program. The Company will share proportionately the underwriting profit of this program and interest income on premium receipts, and its aggregate maximum share of losses is $5.0 million.

               The Company intends to seek additional assumed reinsurance arrangements in future years. The Company believes that as more managed care organizations and integrated healthcare delivery systems retain a larger part of their own exposure directly or through captive insurance arrangements, they will need to obtain excess insurance or reinsurance for the potentially larger losses.

INVESTMENT PORTFOLIO

               An important component of the Company's operating results has been the return on its invested assets. Investments of the Company are made by investment managers under policies established and supervised by the Board of Directors. The Company's investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields. The investment manager since 1978 for the portfolio of fixed maturity securities is Brown Brothers Harriman & Co., and the investment manager for the equity securities portion of the portfolio is Hotchkis & Wiley.

               The following table sets forth the composition of the investment portfolio of the Company at the dates indicated. All of the fixed maturity securities are held as available-for-sale.

                                                     DECEMBER 31, 1996            DECEMBER 31, 1995            DECEMBER 31, 1994
                                                 -----------------------       -----------------------      ------------------------
                                                  COST OR                       COST OR                      COST OR
                                                 AMORTIZED       FAIR          AMORTIZED       FAIR         AMORTIZED        FAIR
                                                   COST          VALUE           COST          VALUE           COST          VALUE
                                                 --------       --------       --------       --------       --------       --------
                                                                                   (IN THOUSANDS)
Fixed maturity securities:
  Bonds:
    U.S. Government and
      Agencies ...........................       $272,315       $276,929       $304,091       $319,119       $300,131       $281,931
    State, municipalities and
      political subdivisions .............        300,347        303,461        149,693        155,118        110,423        109,392
    Mortgage-backed securities,
      U.S. Government ....................         83,031         82,850         80,279         81,898         51,175         47,033
    Corporate ............................          5,027          5,027         46,951         48,889        120,353        115,256
    Other ................................            100            100            105            105          2,644          2,284
                                                 --------       --------       --------       --------       --------       --------
         Total bonds .....................        660,820        668,367        581,119        605,129        584,726        555,896
  Redeemable preferred stock .............           --             --              996          1,026          3,018          3,018
                                                 --------       --------       --------       --------       --------       --------
         Total fixed maturity
           securities ....................        660,820        668,367        582,115        606,155        587,744        558,914
                                                 --------       --------       --------       --------       --------       --------
Equity securities:
  Non-redeemable preferred
    stock ................................           --             --             --             --            1,061          1,036
  Common stock ...........................         15,555         19,977         49,396         61,083         42,228         45,404
                                                 --------       --------       --------       --------       --------       --------
         Total equity
           securities ....................         15,555         19,977         49,396         61,083         43,289         46,440
                                                 --------       --------       --------       --------       --------       --------
Total ....................................       $676,375       $688,344       $631,511       $667,238       $631,033       $605,354
                                                 ========       ========       ========       ========       ========       ========

               During 1996, the Company sold all equity securities in the portfolio with the exception of approximately $20.0 million of publicly traded common stocks. The Board of Directors has adopted a policy that no more than 8% of the total market value of invested assets may be held in equity securities and real estate.

               The Company's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. The Company's investment policy provides that fixed maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 1996:

                                                                      AMORTIZED       FAIR           PERCENTAGE OF
                     TYPE/RATING OF INVESTMENT(1)                       COST          VALUE           FAIR VALUE
                     ----------------------------                       ----          -----           ----------
                                                                                 (IN THOUSANDS)
       AAA (including U.S. Government and
         Agencies)............................................         480,069        486,024               72.7%
       AA.....................................................         125,826        126,752               18.9
       A......................................................          49,825         50,491                7.6
       Non rated(2)...........................................           5,100          5,100                0.8
                                                                       -------        -------         ----------
                                                                       660,820        668,367              100.0%
                                                                       =======        =======         ==========

----------

(1) The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor's Corporation ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by Moody's Investors Services, Inc. were used.

(2) Includes a credit note received from a catastrophe reinsurance limited liability company controlled by Hannover Re with an amortized cost and fair value of $5.0 million. See "--Reinsurance."

               The following table sets forth certain information concerning the maturities of fixed maturity securities in the Company's investment portfolio as of December 31, 1996:

                                                           AMORTIZED        FAIR            PERCENTAGE OF
                                                             COST           VALUE             FAIR VALUE
                                                           ---------        -----           -------------
                                                                          (IN THOUSANDS)
Years to maturity:
  One or less ............................................ $  2,105        $  2,105               0.3%
  After one through five .................................   63,297          64,009               9.6
  After five through ten .................................  219,032         225,358              33.7
  After ten ..............................................  293,355         294,045              44.0
Mortgage-backed securities ...............................   83,031          82,850              12.4
                                                           --------        --------             -----
          Totals ......................................... $660,820        $668,367             100.0%
                                                           ========        ========             =====

               The average maturity of the securities in the Company's fixed maturity portfolio as of December 31, 1996 was 6.4 years. The average duration of the Company's fixed maturity portfolio as of December 31, 1996 was 5.1 years.

               The Company also maintains cash and highly liquid equivalent short-term investments, which at December 31, 1996 totaled $33.8 million.

               The following table summarizes the Company's investment results for the three years ended December 31, 1996.

                                                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                    1996           1995           1994
                                                                 ---------      ---------      ---------
                                                                              (IN THOUSANDS)
FIXED MATURITY SECURITIES:
Average invested assets (includes short-
  term cash investments)(1) ...................................   $650,090       $ 614,492      $ 614,005
Net investment income:
  Before income taxes .........................................     40,887          37,471         37,705
  After income taxes ..........................................     29,706          26,481         26,379
Average annual return on investments:
  Before income taxes .........................................       6.29%           6.10%          6.14%
  After income taxes ..........................................       4.57%           4.31%          4.30%
Net realized investment gains after
  income tax ..................................................   $    351       $   2,202      $     165
Net increase (decrease) in unrealized
  gains on all fixed maturity
  investments after income taxes ..............................    (10,720)         34,366        (38,184)
EQUITY SECURITIES:
Average invested assets(2) ....................................   $ 37,695       $  50,927      $  43,338
Net investment income:
  Before income taxes .........................................        940           1,506          1,063
  After income taxes ..........................................        854           1,189            972
Average annual return on investments:
  Before income taxes .........................................       2.49%           2.96%          2.45%
  After income taxes ..........................................       2.27%           2.33%          2.24%
Net realized investment gains after
  income tax ..................................................   $  7,279       $   2,965      $     191
Net increase (decrease) in unrealized
  gains on all equity investments after
  income taxes ................................................     (4,742)          5,548         (1,980)

----------

(1) Fixed maturity securities at cost.

(2) Equities at market.

COMPETITION

         The physician professional liability insurance market in California is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies, Norcal Mutual Insurance Company, The Doctors' Company and Medical Insurance Exchange of California, with several commercial insurers, including CNA Insurance Companies and Fremont Indemnity Company, and also with a physicians' mutual protection trust, Mutual Protection Trust. The physician-owned insurance companies were organized at approximately the same time as the Company and all of these companies have expanded their operations in California. Each of these companies is actively engaged in soliciting insureds in Southern California, the Company's primary area of operations, and each has offered assessments or premiums at very competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include dividend policy, financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, commercial insurance companies such as Farmers Group, Inc. and MMI Companies, Inc. now actively compete for larger medical groups in the California market, and companies endorsed by specialty medical societies are also entering the market.

         The Company believes that the Company's dividend policy has been an important competitive factor in the past. On August 8, 1996, the Board of Governors declared a final dividend to members of the Exchange of $9.0 million which is being paid in the form of premium credits in 1997. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Policyholder Dividends."

         The hospital professional liability insurance market is also extremely competitive. Most of the Company's principal insurance company competitors for physicians and medical groups, as well as a hospital industry sponsored captive insurance company, actively compete in the hospital professional liability insurance market. The largest writer of malpractice insurance for hospitals in California is an affiliate of Farmers Group, Inc., which until recently underwrote its coverage through SKA. The Company believes that the Company's current relationship with SKA will enable it to expand its hospital policyholders in California and other states.

         The Company expects to encounter similar competition from local doctor-owned insurance companies and commercial companies in other states as it carries out its expansion plans. The Company plans to compete in other states principally through its relationship with SKA and by offering superior policyholder services. All markets in which the Company now writes insurance and in which it expects to enter have certain competitors with substantially greater financial and operating resources than the Company.

REGULATION

         General. Insurance companies are regulated by government agencies in states in which they transact insurance. The extent of regulation varies by state, but such regulation usually includes: (i) regulating premium rates and policy forms; (ii) setting minimum capital and surplus requirements; (iii) regulating guaranty fund assessments; (iv) licensing companies and agents; (v) approving accounting methods and methods of setting statutory loss and expense reserves; (vi) setting requirements for and limiting the types and amounts of investments; (vii) establishing requirements for the filing of annual statements and other financial reports; (viii) conducting periodic statutory examinations of the affairs of insurance companies; (ix) approving proposed changes of control; and (x) limiting the amounts of dividends that may be paid without prior regulatory approval. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

         The Company has written all of its insurance in California, and SCPIE Indemnity will be domiciled in that state. California laws and regulations, including the tort liability laws, and laws relating to professional liability exposures and reports, have the most significant impact on the Company and its operations.

         Insurance Guaranty Associations. Most states, including California, require admitted property and casualty insurers to become members of insolvency funds or associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary by state, and California permits a maximum assessment of 1% of annual premiums written by a member in that state during the preceding year. The largest assessment paid by the Company was $697,000 in 1994. However, such payments are recoverable through policy surcharges.

         Holding Company Regulation. SCPIE Holdings is subject to the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The Holding Company Act requires the Company periodically to file information with the California Department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve-month period aggregate at least 3% of its admitted assets or 25% of its statutory capital and surplus, whichever is less, also are subject to prior approval by the California Department. Recently, legislation was adopted in California which requires 30 days advance notice to the California Department of a material transaction, rather than prior approval, and increases the types of transactions subject to the notice requirement.

         The Holding Company Act also provides that the acquisition or change of "control" of a California insurance company or of any person or entity that controls such an insurance company cannot be consummated without the prior approval of the California insurance commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person or entity that controls a California insurance company, such as SCPIE Holdings. A person or entity seeking to acquire "control," directly or indirectly, of the Company is generally required to file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

         The Company will also be subject to insurance holding company laws in other states that contain similar provisions and restrictions.

         Regulation of Dividends from Insurance Subsidiaries. The Holding Company Act also limits the ability of SCPIE Indemnity to pay dividends to the Company. Without prior notice to and approval of the Insurance Commissioner, SCPIE Indemnity may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding twelve months exceeds the greater of such subsidiary's statutory net income of the preceding calendar year or 10% of statutory surplus as of the preceding December 31. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. In addition, an insurance company is required to give the California Department notice of any dividend after declaration, but prior to payment.

         The other Insurance Subsidiaries will be subject to similar provisions and restrictions under the insurance holding company laws of other states.

         Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") has developed a new methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. At December 31, 1996, each of the Insurance Subsidiaries' RBC exceeded the threshold requiring the least regulatory attention.

         Regulation of Investments. The Insurance Subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments over specified time periods unless otherwise permitted by the state insurance authority under certain conditions.

         Prior Approval of Rates and Policies. Pursuant to the California Insurance Code, the Company must submit rating plans, rates, policies and endorsements to the Insurance Commissioner for prior approval. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms or manuals if such items are not approved by the Insurance Commissioner. In the past, all of the Company's rate applications have been approved in the normal course of review. In 1996, the Company acquired two inactive insurance companies, one of which is licensed in 44 states plus the District of Columbia and the other of which is licensed in one state. The licenses will have to be modified in four states and certain policy form and rate filings will need to be made in most of the states to permit the Company to write medical malpractice insurance in these states.

         Medical Malpractice Tort Reform. MICRA, enacted in 1975, has been one of the most comprehensive medical malpractice tort reform measures in the United States. MICRA currently provides for limitations on damages for pain and suffering of $250,000, limitations on fees for plaintiffs' attorneys according to a specified formula, periodic payment of medical malpractice judgments and the introduction of evidence of collateral source benefits payable to the injured plaintiff. The Company believes that this legislation has brought stability to the medical malpractice insurance marketplace in California by making it more feasible for insurers to assess the risks involved in underwriting this line of business.

         The constitutionality of the various provisions of MICRA were judicially challenged soon after its enactment, and California trial courts and intermediate appellate courts reached conflicting decisions. The California Supreme Court, in a series of decisions rendered during 1984 and 1985, upheld the constitutionality of MICRA. Bills have been introduced in the California Legislature from time to time to modify or limit certain of the tort reform benefits provided to physicians and other healthcare providers by MICRA. In 1987, the principal proponents and opponents of MICRA signed an agreement under which the parties agreed to a five-year moratorium on amendments to MICRA, except for an increase in the limits on plaintiffs' attorneys' fees, which was enacted at the time of this agreement. This moratorium expired by its terms on December 31, 1992. Neither the proponents or opponents have been able to enact significant changes since that time. The Company cannot predict what changes, if any, to MICRA may be enacted during the next few years or what effect such changes might have on the Company's medical malpractice insurance operations.
In February 1997, the opponents of MICRA introduced two bills in the California legislature, which, if enacted, would eliminate the $250,000 limitation on pain and suffering damages with respect to many claims. The Company cannot predict whether either or both of these bills will be passed by the legislature and, if so, signed or vetoed by the governor.

         Medical Malpractice Reports. The Company is required to report detailed information with regard to settlements or judgments against its California physician insureds in excess of $30,000 to the Medical Board of California, which has responsibility for investigations and initiation of proceedings relating to professional medical conduct in California. In addition, all payments must also be reported to the Federal National Practitioners' Data Bank and such reports are accessible by state licensing and disciplinary authorities, hospital and other peer review committees and other providers of medical care. A California statute also requires that defendant physicians must consent to all medical professional liability settlements in excess of $30,000, unless the physician waives this requirement. The Company policy provides the physician with the right to consent to any such settlement, regardless of the amount, but that the matter of consent may be submitted to a county medical review board by either party. In virtually all instances, the Company must obtain the consent of the insured physician prior to any settlement.

A.M. BEST RATING

         A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns the Company an "A (Excellent)" rating. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the A rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

         In June 1996, A.M. Best reduced the Company's rating from "A+ (Superior)," citing significant uncertainty in the medical malpractice marketplace, caused, in part, by evolving managed care issues, the Company's narrow product line and geographic concentration, and intense competition and weakening premium rates in the medical malpractice industry. A.M. Best similarly reduced the ratings of three other medical malpractice insurance companies domiciled in California. A.M. Best also noted, however, the Company's "strong capitalization, favorable loss reserve development and leadership position in its principal market." No assurance can be given that A.M. Best will not reduce its current rating of the Company in the future. The Insurance Subsidiaries have entered into a pooling arrangement and each of the Insurance Subsidiaries has been assigned the same "pooled" "A (Excellent)" A.M. Best rating based on their consolidated performance.


EMPLOYEES

         As of December 31, 1996, the Company employed 167 persons. None of the employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

         The Executive Officers of the Company and their ages as of March 17, 1997 are as follows:

             Name           Age                 Position
             ----           ---                 --------
        Donald J. Zuk       60       President, Chief Executive officer
                                       and Director
        Patrick S. Grant    54       Senior Vice President, Marketing
        Joseph P. Henkes    47       Secretary and Senior Vice President,
                                       Operations and Actuarial Services
        Patrick T. Lo       44       Vice President and Chief Financial
                                       Officer

        Donald J. Zuk has been President and Chief Executive Officer of SCPIE Management Company, the management company of the Exchange, since 1989. Prior to joining SCPIE Management Company, he served 22 years with Johnson & Higgins, insurance brokers. His last position there was Senior Vice President in charge of its Los Angeles Health Care operations, which included the operations of SCPIE under a contract that then existed with SCPIE Management Company. Since 1993, Mr. Zuk has served on the Board of Directors of GCR Holdings Limited, a catastrophe property reinsurance company.

        Patrick S. Grant has been with SCPIE since 1990 serving initially as Vice President, Marketing. He was named Senior Vice President, Marketing in 1992. Prior to that time, he spent almost 20 years with the insurance brokerage firm of Johnson & Higgins. His last position there was Vice President, Professional Liability. Mr. Grant has worked on the Company operations since 1976.

        Joseph P. Henkes has been with the Company since 1990 serving initially as Vice President, Operations and Actuarial Services. He was named Senior Vice President, Operations and Actuarial Services in 1992. Prior to that time he spent almost five years with Johnson & Higgins, where his services were devoted primarily to the Company. He has been an Associate of the Casualty Actuarial Society since 1975, and a member of the American Academy of Actuaries since 1980.

        Patrick T. Lo has been Vice President and Chief Financial Officer of the Company since 1993. From 1990 to 1993 he served as Vice President and Controller of the Company. Prior to that time, he spent nine years as Assistant Controller, Assistant Vice President and Vice President at The Doctors' Company, a California medical malpractice insurance company.

RISK FACTORS

         Certain statements in this Form 10-K that are not historical fact constitute "forward-looking statements" within the meaning f the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

CONCENTRATION OF BUSINESS

         Substantially all of the Company's premiums written are generated from medical malpractice insurance policies issued to physicians and medical groups. As a result, negative developments in the economic, competitive or regulatory conditions affecting the medical malpractice insurance industry, particularly as such developments might affect medical malpractice insurance for physicians, could have a material adverse effect on the Company's results of operations.

         Substantially all of the Company's direct premiums written are generated in Southern California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in Southern California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         The Company's strategy includes expanding and diversifying its insurance products and geographic operations. There can be no assurance that the Company will be successful in implementing this strategy. See "-- Entry into New Markets; Relationship with SKA."

INDUSTRY FACTORS

         Many factors influence the financial results of the medical malpractice insurance industry, several of which are beyond the control of the Company. These factors include, among other things: changes in severity and frequency of claims; changes in applicable law and regulatory reform; changes in judicial attitudes toward liability claims; and changes in inflation, interest rates and general economic conditions.

         The availability of medical malpractice insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the medical malpractice industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions (a "soft insurance market") followed by periods of capital shortage and lesser competition (a "hard insurance market"). In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions which may be below profitable levels. For a number of years, the medical malpractice insurance industry in California has faced a soft insurance market. There can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company's results of operations.

COMPETITION

         The Company competes with numerous insurance companies in the California market. The Company's principal competitors for physicians and medical groups consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians' mutual protection trust, which levies assessments primarily on a "claims paid" basis. In addition, commercial insurance companies such as Farmers Group, Inc. and MMI Companies, Inc. compete for the medical malpractice insurance business of larger medical groups, hospitals and other healthcare providers. Several of these competitors have greater financial resources than the Company. In the last several years, the Company has increased premium rates, while most of its competitors have maintained their rates or instituted smaller increases. The Company has lost some of its policyholders, in part due to its rate increases, but has realized a modest increase in its premium volume and improved its underwriting results. See "Business -- Rates and Dividends." In addition to pricing, competitive factors may include dividend policy, financial stability, breadth and flexibility of coverage and the quality and level of services provided. The Company paid dividends to its members of $9.9 million, $9.5 million and $11.2 million in 1996, 1995 and 1994, respectively, in the form of premium credits. Such dividends were paid primarily to insureds who were members of the Exchange in 1990 and prior policy years and were based primarily on underwriting results in such years. On August 8, 1996, the Board of Governors of the Exchange declared a final dividend to members of the Exchange of $9.0 million which is being paid in the form of premium credits in 1997. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends. The competitive environment could also result in lower premium rates and fees, reduced profitability and loss of market share. As the Company expands into new product lines and new geographic markets, it will need to compete with established companies in such markets, many of which will have existing relationships with the doctors and medical groups that the Company will be seeking to insure. See "Business -- Competition."

LOSS AND LAE RESERVES

         The reserves for losses and loss adjustment expenses ("LAE") established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE. The estimates are based on assumptions related to the ultimate cost of settling such claims based on facts and interpretation of circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, legislative activity and other factors. However, establishment of appropriate reserves is an inherently uncertain process involving estimates of future losses and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The inherent uncertainty is greater for certain types of insurance, such as medical malpractice, where a longer period may elapse before a definite determination of ultimate liability is made, and where the judicial, political and regulatory climates are changing. Medical malpractice claims and expenses may be paid over a period of ten or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as medical malpractice may be slow to appear, and accordingly, the Company's reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. In addition, emerging changes in the practice of medicine, such as the emergence of new, larger medical groups that do not have an established claims history and additional claims resulting from restrictions on treatment by managed care organizations, may require the Company to adjust its underwriting and reserving practices. See "-- Changes in Healthcare." While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition or results of operations.

         The Company believes it has been conservative in establishing loss and LAE reserves. In recent years, the Company has revised estimates of loss severity and determined that certain of its reserves were redundant. Redundant reserves, which have been released in every year since 1985, contributed significantly to reported earnings in 1996, 1995 and 1994. The Company reduced reserves for prior years by $59.7 million, $57.8 million and $60.4 million in the years ending December 31, 1996, 1995 and 1994, respectively. See Note 3 of Notes to Financial Statements. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. If reserves ultimately prove redundant, then the redundant amount will become income in the period such amount is released from reserves and will be included in stockholders' equity. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period that such reserves are increased, which could have a material adverse effect on the Company's results of operations and financial condition. See "Business -- Loss Reserves."

CHANGES IN HEALTHCARE

         Significant attention has recently been focused on reforming the healthcare system at both the Federal and state levels. A broad range of healthcare reform measures have been suggested, and public discussion of such measures will likely continue in the future. Proposals have included, among others, spending limits, price controls, limits on increases in insurance premiums, limits on the liability of doctors and hospitals for tort claims and changes in the healthcare insurance system. The Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. While some of these proposals could be beneficial to the Company, the adoption of others could have a material adverse effect on the Company's financial condition or results of operations.

         In addition to regulatory and legislative efforts, there have been significant market driven changes in the healthcare environment. In recent years, a number of factors related to the emergence of "managed care" have negatively impacted or threatened to impact the medical practice and economic independence of physicians. Physicians have found it more difficult to conduct a traditional fee for service practice and many have been driven to join or contractually affiliate with managed care organizations, healthcare delivery systems or practice management organizations. This consolidation could result in the elimination or significant decrease in the role of the physician and the medical group from the medical professional liability purchasing decision. In addition, the consolidation could reduce primary medical malpractice insurance premiums paid by healthcare systems, as larger healthcare systems generally retain more risk by accepting higher deductibles and self-insured retentions or form their own captive insurance companies.

ENTRY INTO NEW MARKETS; RELATIONSHIP WITH SKA

         The Company's strategy is to expand and diversify its products and operations to meet the insurance needs of large healthcare organizations, while maintaining its traditional personalized service for physicians and medical groups, both large and small. The Company has recently introduced policies providing hospital professional liability, managed care organization errors and omissions and directors and officers liability insurance for healthcare organizations. The Company has also participated in recent years as a reinsurer in the excess medical professional liability market. There is no assurance, however, that this diversification will be successful.

         Another aspect of the Company's strategy is to expand its market by offering a variety of healthcare related liability insurance products to hospitals, large medical groups and managed care and other healthcare systems outside California. SCPIE Indemnity is licensed to write liability insurance only in California. In March 1996, SCPIE Holdings acquired two inactive insurance companies, one of which is licensed in 44 states plus the District of Columbia and the other of which is licensed in one state. The licenses will need to be modified in four states and certain policy form and rate filings will need to be made in most of the states to permit the Company to write medical malpractice insurance in these states. The Company could encounter delays in meeting such regulatory requirements. The Company has completed its filings in a few states and, in recent months has issued several policies in some of these states. In the meantime, the Company is marketing certain of its policies through a licensed fronting insurer under an arrangement whereby the Company reinsures all or substantially all of the policy risks under the policies.

         In August 1995, SCPIE entered into a marketing agreement with SKA, a leading healthcare insurance broker in the Western United States. Under the agreement, SKA has the exclusive right to market SCPIE's malpractice coverage for hospitals in all states, and the Company recognizes SKA as the exclusive broker for medical group coverage in all states other than California. The agreement with SKA has been renewed until October 1997 and will continue to renew on an annual basis unless terminated by either party on 90 days' notice. SKA has offices in the states of California, Arizona, Florida, Maryland and Texas. SKA has informed the Company that it had developed relationships with a variety of healthcare entities in several states which for a number of years generated malpractice insurance premiums for a large insurance group. Following the termination of this relationship by the insurance group in August 1996, SKA and the Company have been actively working to obtain a significant amount of this business for the Company.

         SKA experienced certain financial difficulties as a result of a reduction in its commission revenues following the termination of its relationship with the insurance group. SKA voluntarily filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on December 16, 1996. SKA has advised the Company that it expects to successfully reorganize and to be able to continue to operate in the ordinary course of business, although it will not be able to do so without obtaining additional financing during the next several months. SKA continues to actively market the Company's products and service accounts in various states. The Company does not know what effect, if any, SKA's bankruptcy proceeding will have on its efforts to obtain the business previously written by the insurance group.

         Through SKA, the Company has issued policies or binders as of December 31, 1996 to more than 100 hospitals, healthcare providers and managed care organizations in nine states representing approximately $11.1 million in estimated annual premiums. There is no assurance, however, that SCPIE will retain all of such business or that any business written pursuant to its arrangements with SKA will ultimately be profitable for the Company. If SKA is not successful in marketing the Company's products to hospitals in California or to hospitals and medical groups in other states, the Company may have difficulty in directly marketing its own products in other states or developing an alternative marketing relationship. While SKA is subject to bankruptcy court protection, the Company may have difficulty terminating the contract without court approval.

         SKA and the insurance group mentioned above are currently engaged in litigation in the California state court regarding rights to certain insurance information and the ability to solicit professional liability insurance from hospitals and medical groups currently insured by the insurance group through SKA. On September 13, 1996, the court entered a preliminary injunction placing some restrictions on the ability of the insurance group to solicit renewals of these policies and ordering certain information returned to SKA. The preliminary injunction was modified on October 3, 1996 with respect to use of certain information by the insurance group related to excess insurance policies or self-insured retention policies and prohibiting misrepresentations regarding the preliminary injunction and disparaging remarks about the parties. Additionally, a cross-complaint seeking damages, restitution and certain injunctive relief was filed by the insurance group against SKA on October 14, 1996. The Company does not know what effect, if any, this litigation or the termination of SKA by the insurance group will have on its efforts to obtain the business previously underwritten by the insurance group.

PHYSICIAN AND MEDICAL ASSOCIATION RELATIONSHIPS

         The Exchange was organized in 1976 by physicians, received the exclusive endorsement and active support of a number of local county medical associations in building its physician and medical group policyholder base and, as a reciprocal insurance company, has been wholly owned and governed by its members. The Exchange has relied on its relationship with physicians and medical associations in marketing its policies in competition with commercial insurance companies and other physician-owned companies. The Company will endeavor to maintain its medical association endorsements and to continue its close relationship with physicians and medical groups through personalized service. There can be no assurance that the Company will be able to maintain these relationships.

IMPORTANCE OF RATINGS

         Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. The Company is rated "A (Excellent)" by A.M. Best, the third highest rating of 13 ratings assigned to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities. In June 1996, A.M. Best reduced the Company's rating from "A+ (Superior)," citing significant uncertainty in the medical malpractice marketplace, caused, in part, by evolving managed care issues, the Company's narrow product line and geographic concentration, and intense competition and weakening premium rates in the medical malpractice industry. A.M. Best similarly reduced the ratings of three other medical malpractice insurance companies domiciled in California and several other medical malpractice companies domiciled in states other than California. The Company's ability to maintain or improve its rating by A.M. Best may depend on its ability to implement successfully its business strategy. See "Business -- A.M. Best Rating." If the Company's rating is materially reduced from its current level by A.M. Best, the

Company's results of operations could be adversely affected. The
Insurance Subsidiaries have entered into a reinsurance pooling arrangement and each of the Insurance Subsidiaries has been assigned the same "pooled" "A (Excellent)" A.M. Best rating based on their consolidated performance.

REINSURANCE

         The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company's ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Although the Company anticipates that it will continue to be able to obtain such reinsurance, there can be no assurance that this will be the case. Further, the Company is subject to a credit risk with respect to its reinsurers because reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer's inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company. See "Business -- Reinsurance."

HOLDING COMPANY STRUCTURE; LIMITATION ON DIVIDENDS

         SCPIE Holdings is an insurance holding company whose assets consist of all of the outstanding capital stock of the Insurance Subsidiaries and, following the Offering, will include a portion of the net proceeds of the Offering. As an insurance holding company, SCPIE Holdings' ability to meet its obligations and to pay dividends, if any, may depend upon the receipt of sufficient funds from its subsidiaries. The payment of dividends to SCPIE Holdings by the Insurance Subsidiaries is subject to general limitations imposed by applicable insurance laws. See "Business -- Regulation -- Regulation of Dividends from Insurance Subsidiaries."

ANTI-TAKEOVER PROVISIONS

         SCPIE Holdings' amended and restated certificate of incorporation (the "Restated Certificate") and amended and restated bylaws (the "Bylaws") include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders may consider to be in their best interests. These provisions include: a Board of Directors consisting of three classes; authorization to issue up to 5,000,000 shares of preferred stock, par value $1.00 per share (the "Preferred Stock"), in one or more series with such rights, obligations, powers and preferences as the Board of Directors of SCPIE Holdings (the "SCPIE Holdings Board") may provide; a limitation which permits only the SCPIE Holdings Board, or the Chairman or the President of SCPIE Holdings to call a special meeting of stockholders; a prohibition against stockholders acting by written consent; provisions which provide that directors may be removed only for cause and only by the affirmative vote of holders of two-thirds (66 2/3%) of the outstanding shares of voting securities; provisions which provide that the SCPIE Holdings Board may increase the size of the Board and may fill vacancies and newly created directorships; and certain advance notice procedures for nominating candidates for election to the SCPIE Holdings Board and for proposing business before a meeting of stockholders. In addition, state insurance holding company laws applicable to the Company in general provide that no person may acquire control of SCPIE Holdings without the prior approval of appropriate insurance regulatory authorities. See "Business -- Regulation -- Holding Company Regulation."

REGULATORY AND RELATED MATTERS

         Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition, including limitations on lines of business, underwriting limitations, the setting of premium rates, the establishment of standards of solvency, statutory surplus requirements, the licensing of insurers and agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control and the approval of policy forms. Such regulation is concerned primarily with the protection of policyholders' interests rather than stockholders' interests. See "Business -- Regulation."

         State regulatory oversight and various proposals at the Federal level may in the future adversely affect the Company's results of operations. In recent years, the state insurance regulatory framework has come under increased Federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and state insurance regulators are reexamining existing laws and regulations, which in many states has resulted in the adoption of certain laws that specifically focus on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital ("RBC") guidelines, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends. See "Business -- Regulation -- Regulation of Dividends from Insurance Subsidiaries," "-- Risk-Based Capital" and "-- Regulation of Investments."

SHARES ELIGIBLE FOR FUTURE SALE

         All of the 9,994,652 shares of Common Stock issued to members of the Exchange in connection with the Reorganization (except for the 14,220 shares issued to members of the Board of Governors) will be eligible for immediate sale in the public market. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of such shares of Common Stock in the public market or the perception that such sales could occur could adversely affect the market price of the Common Stock and could impair the Company's future ability to raise capital through an offering of its equity securities.

ITEM 2. PROPERTIES

         The Company is the owner of two office buildings, both located in Beverly Hills, California. One building contains approximately 25,000 square feet of office space and is used by the Company and its subsidiaries as a home office. The other office building contains approximately 24,000 square feet, of which the Company and its subsidiaries occupy approximately 17,000 square feet and the remaining 7,000 square feet of space in this office building are leased to unaffiliated persons. Both office buildings owned by the Company are currently unencumbered. The Company leases office space for a claims office in San Diego, California and a sales office in Oakland, California. The Company believes that its office space is adequate for its present purposes and that it will be able to secure additional office space in the future if necessary.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a defendant in one material litigation, currently on appeal by the Company in the California District Court of Appeal, in which an adverse judgment was rendered for $4.2 million of compensatory damages and $14.0 million of punitive damages. The case involves an action against the Company by the bankruptcy estate of an uninsured physician who incurred an adverse jury verdict in a medical malpractice case. The physician's bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company insureds in other cases. The plaintiff in the malpractice action was an infant who had suffered severe injuries at birth, and had obtained a judgment against two Company insured physicians as well as the uninsured physician. The jury originally rendered a verdict that included $65.0 million in punitive damages, which was reduced to $14.0 million by the trial judge. The Company believes that the action is entirely without merit and plans to pursue aggressively its rights on appeal.

         The Company is from time to time named as a defendant in various lawsuits incidental to its insurance business. In many of these actions, plaintiffs assert claims for exemplary and punitive damages which are not insurable under California judicial decisions. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material adverse effect on the Company's consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         SCPIE Indemnity Company, the sole shareholder of the Company as of December 2, 1996, approved the Reorganization by approving the Amended and Restated Plan and Agreement of Merger dated August 8, 1996, as amended by Amendment No. 1 dated December 19, 1996, at a special meeting duly held on December 19, 1996.

        During the fourth quarter of 1996, the members of the Exchange also approved the Reorganization, which required for approval the affirmative vote of at least two-thirds of outstanding membership interests. Of the 11,054 membership interests outstanding, 8,844 members voted in favor of the Reorganization, 268 members were opposed and 540 members abstained.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

         The Company did not have an established public trading market for its Common Stock during fiscal year 1996. The Company's Common Stock became publicly tradable on the New York Stock Exchange ("NYSE") on January 30, 1997. The high and low sales prices as reported on the NYSE for the period January 30, 1997 through March 25, 1997, were $24.88 and $19.50, respectively. On March 25, 1997, the closing price of the Common Stock as reported on the NYSE was $22.00.

SHAREHOLDERS OF RECORD

         The approximate number of shareholders of record of the Company's Common Stock as of March 28, 1997 was 10,000. The approximate number of beneficial holders as of March 28, 1997 was 650 according to ChaseMellon Shareholder Services, the Company's Transfer Agent.

DIVIDENDS

         The Company did not pay dividends in the past. The Company currently intends to pay regular quarterly cash dividends. On March 4, 1997, the SCPIE Holdings Board declared an initial cash dividend of $.05 per share payable on March 31, 1997, to stockholders of record on March 17, 1997. The declaration and payment of future dividends to holders of Common Stock will be at the discretion of SCPIE Holdings' Board and will be dependent upon SCPIE Holdings' financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends to SCPIE Holdings by the Insurance Subsidiaries and other factors deemed relevant by the SCPIE Holdings' Board.

         SCPIE Holdings is an insurance holding company whose assets consist primarily of all of the outstanding shares of the common stock of the Insurance Subsidiaries. Although SCPIE Holdings retained approximately $3.5 million of the net proceeds from the Offering for general corporate purposes, SCPIE Holdings' ability to pay dividends to its stockholders and meet its other obligations, including operating expenses and any debt service, will depend primarily upon the receipt of sufficient funds from the Insurance Subsidiaries. The payment of dividends by the Insurance Subsidiaries to SCPIE Holdings will be restricted by applicable insurance law. See "Management's Discussion and Analysis."


ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

         The following table sets forth selected financial and operating data for the Company.


                      SELECTED FINANCIAL AND OPERATING DATA
                     (in thousands, except per share data)

AS OF OR FOR THE YEAR ENDED DECEMBER 31,            1996         1995         1994         1993         1992
--------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA(1):
Direct premiums written                           $125,635     $122,277     $120,024     $112,459     $107,126
                                                  ============================================================
Premiums earned                                   $120,484     $116,354     $111,659     $113,194     $112,122
Net investment income                               40,769       40,424       39,663       39,738       44,044
Realized investment gains
  and other revenue                                 12,113        8,231          755       16,254       18,950
                                                  ------------------------------------------------------------
    Total revenues                                 173,366      165,009      152,077      169,186      175,116
                                                  ------------------------------------------------------------
Losses and loss adjustment
  expenses                                         108,797      118,023      108,720      125,354      135,959
Other operating expenses                            14,276       12,561       11,844        9,734        8,520
                                                  ------------------------------------------------------------
    Total expenses                                 123,073      130,584      120,564      135,088      144,479
                                                  ------------------------------------------------------------
Income before policyholder
  dividends and
  Federal income taxes                              50,293       34,425       31,513       34,098       30,637
Policyholder dividends(2)                            8,436         --           --           --          2,366
Federal income taxes                                11,665       10,056        9,212        8,618        7,899
                                                  ------------------------------------------------------------
  Net income                                      $ 30,192     $ 24,369     $ 22,301     $ 25,480     $ 20,372
                                                  ============================================================
BALANCE SHEET DATA(1):

Total investments(3)                              $717,910     $695,021     $636,909     $679,257     $629,289
Total assets                                       805,155      781,358      751,605      775,667      722,563
Total liabilities                                  516,588      507,539      542,069      548,268      540,920
Total equity                                       288,567      273,819      209,536      227,399      181,643

ADDITIONAL DATA(1):

Earnings per share(3)                             $   3.02     $   2.44     $   2.23     $   2.55     $   2.04
Book value per share(3)                              28.86        27.38        20.95        22.74        18.16
GAAP ratios:
  Loss ratio                                          90.3%       101.4%        97.4%       110.7%       121.3%
  Expense ratio                                       11.8         10.8         10.6          8.6          7.6
  Combined ratio                                     102.1        112.2        108.0        119.3        128.9
Statutory surplus                                 $251,958     $235,352     $187,299     $171,589     $154,675

(1) Financial data as of and for the years ended December 31, 1995, 1994, 1993 and 1992 are derived from the combined financial statements of the the Exchange and an affiliated non-profit corporation that was liquidated into the Exchange on July 12, 1996. Financial data as of and for the year ended December 31, 1996 are derived from the financial statements of the Company.

(2) In the second quarter of 1996, the Company estimated an additional $9.0 million of policyholders dividends would be paid due to favorable loss experience related to policy years 1987 through 1992. This policyholder dividend will be paid to members of the Exchange in the form of premium credits in 1997. Except for this final dividend the Company will cease paying such dividends to its policyholders.

(3) Gives effect in all periods to the Reorganization completed on January 29, 1997, including the allocation of approximately 10,000,000 shares of Common Stock to members of the Exchange in connection therewith. Does not give effect to the sale of an additional 2,300,000 shares of Common Stock in a concurrent public offering. An additional 500,000 shares of Common Stock issued to SCPIE Indemnity as part of the Reorganization are not considered outstanding for purposes of determining per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-K report. The financial statements for 1996 and prior years include the accounts of the Exchange and its wholly-owned subsidiaries and certain affiliates.

  The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors are discussed below and under "Business -- Risk Factors" and in periodic filings with the Securities and Exchange Commission.

GENERAL

  CYCLICAL NATURE OF MEDICAL MALPRACTICE INSURANCE INDUSTRY Many factors influence the financial results of the medical malpractice insurance industry, several of which are beyond the control of the Company. These factors include, among other things, changes in severity and frequency of claims; changes in applicable law and regulatory reform; changes in judicial attitudes toward liability claims; and changes in inflation, interest rates and general economic conditions.

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

CHANGING NATURE OF THE BUSINESS The vast majority of the Company's business is professional liability insurance for physicians written on a claims made and reported basis. The Company believes that the integration of healthcare delivery in recent years, particularly in California, will result in the growing importance of large medical groups and other healthcare entities, and a corresponding change in the entities that make professional liability purchasing decisions. The Company believes that these changes have created a need for the Company to further diversify. As a result, the Company has adopted a strategy for growth that includes expanding the type of products offered by the Company and diversifying geographically by offering products in states other than California. The Company began to implement its strategy in 1994 by offering professional liability insurance to hospitals in California and, in 1995, began offering errors and omissions coverage for managed care organizations. In addition, the Company has entered into a marketing arrangement with SKA to expand its business to other states. At December 31, 1996, the Company, through SKA, had issued policies or binders to more than 100 hospitals, healthcare providers and managed care organizations in nine states. There is no assurance, however, that the Company will successfully retain or expand this business through SKA or that it will ultimately be profitable. If the Company's relationship with SKA is not successful, the Company may encounter difficulty in directly marketing its products in other states or developing alternative marketing relationships.

COMPETITIVE ENVIRONMENT The California medical malpractice insurance market for medical groups and physicians, in which the company principally operates, has become extremely competitive in recent years. The Company's principal competitors are three physician-owned companies and a physicians'

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

mutual protection trust. In addition, commercial insurance companies have recently returned to the California market to insure medical groups and physicians.

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

POLICYHOLDER DIVIDENDS Since 1981, SCPIE has followed a practice of paying discretionary dividends to its physician and other healthcare provider members in the form of premium credits on the basis of the results of prior policy years, as the actual experience for such years becomes known. The Company paid dividends to its members of $9.9 million, $9.5 million and $11.2 million in 1996, 1995 and 1994, respectively, in the form of premium credits. Such dividends were paid primarily to insureds who were members of the Exchange in 1990 and prior policy years and were based primarily on underwriting results in such years. These dividends have been accrued as an expense for the year in which the related premiums were earned and not the year paid or declared. In 1996, the Board of Governors declared a final dividend to members of the Exchange of record on November 5, 1996, which is being paid in the form of premium credits in 1997. This dividend of approximately $9.0 million (offset by a $0.6 million credit for forfeited dividends declared in 1995) was reflected as an expense in the year ended December 31, 1996. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends.

LOSS AND LAE RESERVES Medical malpractice and other property and casualty loss and loss adjustment expense ("LAE") reserves are established based on known facts and interpretation of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The Company follows a practice of conservatively estimating its future liabilities relating to losses already incurred and has attempted to establish its loss and LAE reserves at the upper end of a reasonable range of reserve estimates. The Company believes that it has been particularly difficult to make such estimates for medical malpractice claims in California because of the uncertain benefits of tort reform measures and more recently a change in the judicial process. The tort reform measures, known as the Medical Injury Compensation Reform Act of 1975 ("MICRA"), were not declared constitutional by the California Supreme Court until the mid-1980s and their impact on settlements was difficult to evaluate until some years later. The change in judicial process, known as "fast track," became fully effective for most California counties in 1992 and requires, among other things, that all non-complex civil actions, including most medical malpractice actions, proceed to trial within approximately one year after filing. Prior to this rule, in some of California's larger counties, a trial typically did not occur until more than four years after the related complaint had been filed. "Fast track" has accelerated costs and expenses of investigation and defense, but has also led to more rapid settlements, judicial resolutions and, the Company believes, overall cost reductions. The Company believes that it has now realized virtually all of the benefits from the past tort reform legislation and from the institution of "fast track."

  Beginning in 1988, the Company implemented several changes to its claims procedures including the establishment of increased levels of authority within the Claims department for approval of reserves and settlement of claims. The Company believes that these changes resulted in (i) earlier

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

recognition of liability, and therefore higher case reserves, and (ii) faster settlement of claims, ultimately resulting in lower indemnity payments and reduced legal expenses.

  The Company believes that a combination of the factors discussed above and other factors have contributed to the recent redundancies in reserves established by SCPIE for prior years. The original reserves were established without full knowledge of the effect of these factors. Redundant reserves, which have been released in every year since 1985, have contributed significantly to reported earnings in recent years. The Company reduced reserves for prior years by $59.7 million, $57.8 million and $60.4 million in the years ended December 31, 1996, 1995 and 1994, respectively. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. The Company believes that some reduction in the amount of the redundancies recently experienced is reasonably likely. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur.

OPERATING EXPENSES The Company's planned expansion into other states and markets may increase operating expense levels to achieve and service this expansion. The Company believes that its relationship with SKA will increase its marketing expenses, but it also believes that this relationship, if successful, will reduce the need to make other significant expenditures in order to expand into other states. Commissions for hospital and other healthcare provider liability policies, which are sold on a brokerage basis through SKA and other brokers, typically range from 7.5% to 15.0% of premiums, whereas the Company does not incur commissions on products sold directly. To the extent that hospital and other healthcare provider policies represent an increased percentage of the Company's business in the future, expense ratios will increase.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

RESULTS OF OPERATIONS

   PREMIUMS EARNED Premiums earned increased approximately $4.1 million, or 3.5%, to $120.5 million in 1996 from $116.4 million in 1995. The increase was principally due to a $3.7 million increase in assumed reinsurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $112.7 million in 1996 compared to $113.3 million in 1995. An average 4.4% increase in premium rates in effect during 1996 was offset by a 4.2% decrease in the average number of policies in force during 1996 as compared to 1995. Hospital medical malpractice premiums were approximately $2.3 million in 1996 compared to $1.3 million in 1995. Assumed reinsurance premiums were approximately $4.5 million in 1996 compared to less than $1.0 million in 1995.

NET INVESTMENT INCOME Net investment income, after a $0.4 million interest expense accrual for a federal income tax settlement, increased approximately $0.4 million, or 0.1%, to $40.8 million in 1996 from $40.4 million in 1995. Invested assets increased $22.9 million to $717.9 million in 1996 from $695.0 million at December 31, 1995. The average pre-tax yield on the investment portfolio increased to 6.1% in 1996 compared to 5.9% in 1995.

REALIZED INVESTMENT GAINS AND OTHER REVENUE Realized investment gains were approximately $11.7 million in 1996 compared to $8.0 million in 1995. Approximately $11.2 million of the gains from 1996 resulted from the sale of equity securities in connection with the Company's decision in the first quarter to increase the focus of its investment portfolio on fixed-maturity securities. The remainder were attributable to sales made in the fixed-maturity portion of the investment portfolio to take advantage of more favorable yields or to reposition the maturity of the portfolio.

LOSSES AND LAE Losses and LAE decreased $9.2 million, or 7.8%, to $108.8 million in 1996 from $118.0 million in 1995. As a percentage of premiums earned, losses and LAE decreased to 90.3% in 1996 from 101.4% for the same period in 1995. For 1996, the Company reduced loss and LAE reserves incurred in prior policy years approximately $59.7 million as compared to a reserve reduction of $81.7 million for 1995 for claims incurred in prior policy years. This reserve reduction of $81.7 million was offset by a $23.9 million reserve increase for free tail coverage to be provided by the Company to currently insured physicians at the time of their death, disability or retirement. This increase was the result of a refinement in the actuarial methodology used to calculate this reserve.

OTHER OPERATING EXPENSES Other operating expenses increased $1.7 million, or 13.7%, to $14.3 million in 1996 from $12.6 million in 1995. This increase was principally attributable to increases in policy

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


acquisition expenses and payroll/benefit expenses of $0.6 million and $1.3 million, respectively, offset partially by lower legal fees of $0.7 million. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 11.8% in 1996 and 10.8% in 1995.

POLICYHOLDER DIVIDENDS The governing board of the Exchange declared a final dividend to members of the Exchange of record on November 5, 1996 who were also members of the Exchange during policy years 1987 through 1992. Such dividend is being paid in the form of premium credits during 1997. This dividend of $9.0 million (offset by a $0.6 million credit for forfeited dividends declared in 1995) was reflected as an expense for the year ended December 31, 1996. Dividends declared in prior years have been accrued as an expense for the period in which the related premiums were earned and not the year paid or declared. Accordingly, there is no expense reflected for the comparable period in 1995.

FEDERAL INCOME TAXES Federal income taxes increased $1.6 million, or 16.0%, to $11.7 million in 1996 from $10.1 million in 1995. The effective tax rate decreased to 27.9% in 1996 from 29.2% in 1995, due primarily to an increase in tax-exempt interest in 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

PREMIUMS EARNED Premiums earned increased $4.7 million, or 4.2%, to $116.4 million in 1995 from $111.7 million in 1994. The increase was principally attributable to an average 8.9% increase in premium rates in effect throughout 1995, which was partially offset by a 3.4% decrease in the average number of policies in force during 1995. Medical malpractice premiums from physicians and medical groups were approximately $113.3 million in 1995 compared to $109.7 million in 1994, while the Company had hospital medical malpractice premiums of $1.3 million in 1995 compared to $0.3 million in 1994. Assumed reinsurance premiums were less than $1.0 million in both years.

NET INVESTMENT INCOME Net investment income increased approximately $0.7 million, or 1.9%, to $40.4 million in 1995 from $39.7 million in 1994. Invested assets increased by $58.1 million to $695.0 million for the year ended December 31, 1995 as compared to a $42.3 million decrease to $636.9 million for the year ended December 31, 1994. The average pre-tax yield on the investment portfolio was virtually unchanged at 5.9% in both 1995 and 1994. The increase in investment income resulted from additional interest of approximately $1.9 million on a Federal income tax refund due the Company and was partially offset by lower rates available on fixed-maturity investments purchased since 1994.

REALIZED INVESTMENT GAINS AND OTHER REVENUE Net realized gains were approximately $8.0 million in 1995 compared to $0.5 million in 1994. Approximately $4.6 million of the 1995 gains were net gains realized from the sale of equity securities to take advantage of appreciation in the market price of those securities. The remainder of the net gains were attributable to sales made in the fixed-maturities portion of the investment portfolio to take advantage of more favorable yields or to reposition the maturity of the portfolio.

LOSSES AND LAE Losses and LAE increased $9.3 million, or 8.6%, to $118.0 million in 1995 from $108.7 million in 1994. As a percentage of premiums earned, losses and LAE increased to 101.4% in 1995 from 97.4% in 1994. In 1995, SCPIE increased its prior accident years' reserves by $23.9 million for free tail coverage to be provided by the Company to currently insured physicians at the time of their death, disability or retirement. The increase was the result of a refinement in the actuarial methodology used to calculate this reserve. This additional expense was more than offset by a decrease of approximately $81.7 million in loss and LAE reserves in 1995 for claims incurred in prior accident years, compared to a reserve decrease of $60.4 million in 1994 for claims incurred in prior accident years.

OTHER OPERATING EXPENSES Other operating expenses increased $0.8 million, or 6.1%, to $12.6 million in 1995 from $11.8 million in 1994. This increase was principally attributable to legal and consulting fees incurred in 1995 relating to an employment law matter in litigation, which the Company successfully defended, and a small increase in personnel and compensation levels. The expense ratio was 10.8% in 1995 and 10.6% in 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)



FEDERAL INCOME TAXES Federal income taxes increased $0.9 million, or 9.2%, to $10.1 million in 1995 from $9.2 million in 1994. The effective tax rate was 29.2% in both years.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

PREMIUMS EARNED Premiums earned decreased by $1.5 million, or 1.4%, to $111.7 million in 1994 from $113.2 million in 1993. The decrease in premiums earned is due to the fact that reinsurance premiums ceded in 1994 were approximately $7.5 million, while they were negligible in 1993. Reinsurance premiums in 1993 included an offset of $7.2 million in profits realized on the 1993 commutation of certain reinsurance by SCPIE attributable to prior years. There was no comparable offset in 1994. Direct premiums written in 1994 increased by approximately $7.5 million, or 6.7%, to $120.0 million in 1994 from $112.5 million in 1993, due primarily to an average 9.0% increase in premium rates in effect during 1994, which was partially offset by a 3.3% decrease in the average number of policies in force during 1994.

NET INVESTMENT INCOME Net investment income was virtually unchanged in 1994 as compared to 1993, remaining at approximately $39.7 million. Invested assets decreased $42.3 million to $636.9 million for the year ended December 31, 1994 as compared to a $50.0 million increase to $679.3 million for the year ended December 31, 1993. The average pre-tax yield on the investment portfolio decreased to 5.9% in 1994 from 6.2% in 1993.

REALIZED INVESTMENT GAINS AND OTHER REVENUE Net realized gains were $0.5 million in 1994 compared to $16.0 million in 1993. The Company realized significant gains in 1993 primarily due to changes in investment mix that occurred as the Company changed its investment allocation in response to market conditions and the Company's expected Federal income tax position based on its underwriting results. These changes were in the fixed-maturities portion of the portfolio, which produced a net gain of $13.2 million. Sales of equity securities produced a gain of approximately $2.8 million.

LOSSES AND LAE Losses and LAE decreased $16.7 million, or 13.3%, to $108.7 million in 1994 from $125.4 million in 1993. As a percentage of premiums earned, losses and LAE also decreased to 97.4% in 1994 from 110.7% in 1993. In 1994, there was a decrease of approximately $60.4 million in estimated losses and LAE incurred in prior years compared to a decrease of $43.4 million in 1993. Both years reflect favorable changes in reserve estimates made in prior years, as more experience became available for analysis by management.

OTHER OPERATING EXPENSES Other operating expenses increased $2.1 million, or 21.7%, to $11.8 million in 1994 from $9.7 million in 1993. This increase was attributable to general increases in most expense categories, as SCPIE expanded into hospital liability insurance and other products. The expense ratio was 10.6% in 1994 and 8.6% in 1993.

FEDERAL INCOME TAXES Federal income taxes increased $0.6 million, or 6.9%, to $9.2 million in 1994 from $8.6 million in 1993. The effective tax rate increased to 29.2% in 1994 from 25.3% in 1993, principally due to an increase in the Federal income tax marginal rate to 35.0% in 1994 from 34.0% in 1993.


LIQUIDITY AND CAPITAL RESOURCES

   The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes. The Company has also paid significant dividends, in the form of premium credits, to its members in each year since 1980. The Company paid $9.9 million, $9.5 million and $11.2 million of such dividends during the years ended December 31, 1996, 1995 and 1994, respectively. The Board of Governors has declared a final dividend to members of the Exchange, amounting to $9.0 million, which will be paid principally in the form of premium credits during 1997. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders.

  SCPIE has consistently experienced positive cash flow from operations. Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from year to year. Cash provided by operating activities for SCPIE, before the payment of dividends to policyholders, was $39.8 million in 1996, an increase of $18.8 million compared to 1995. The higher amount of cash flow from operations in 1996 was due to a refund of federal income tax and interest of $25.9 million in settlement of a tax dispute for the 1985 through 1988 tax years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


   The Company invests its positive cash flow from operations in both fixed-maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was reduced from $61.1 million at December 31, 1995 to $20.0 million at December 31, 1996. The Company plans to continue this focus on fixed-maturity securities for the indefinite future. The Company has made limited investments in real estate, which is used almost entirely in the Company's operating activities, with the remainder leased to third parties.


   The Company maintains a portion of its investment portfolio in high-quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $29.6 million, or 4.1% of invested assets, at December 31, 1996. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.


   SCPIE Holdings is an insurance holding company whose assets consist of all of the capital stock of its insurance company subsidiaries and approximately $36.0 million of net proceeds from its January 1997 common stock offering, after payment of expenses of the Reorganization. Of the proceeds, SCPIE has contributed $25.0 million to one of its insurance company subsidiaries and will contribute approximately $7.5 million to another insurance company subsidiary. Its principal sources of funds will be dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 1997 without prior regulatory approval is approximately $32.7 million.

   The Company is seeking to obtain a new bank credit facility in the principal amount of approximately $30.0 million from a large lender. The Company expects that this facility will be an unsecured revolving line of credit to be used by the Company for general corporate purposes. There can be no assurance that the Company will be able to obtain this new bank facility, or any bank facility, on terms that are satisfactory to the Company.


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

EFFECT OF INFLATION

   The primary effect of inflation on the Company is considered in pricing and estimating reserves for unpaid losses and LAE for claims in which there is a long period between reporting and settlement, such as medical malpractice claims. The actual effect of inflation on the Company's results cannot be accurately known until claims are ultimately settled. Based on actual results to date, the Company believes that loss and LAE reserve levels and the Company's rate-making process adequately incorporate the effects of inflation.

ITEM 8. FINANCIAL STATEMENTS

        The Company's Financial Statements, including supplementary data, are set forth in the "Index" on page 44 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 8, 1997 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of
Part I of this Form 10-K report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Stock Ownership of Directors and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULE.  Reference
                                   is made to the "Index--Financial Statements and Financial Statement Schedule--Annual Report on Form 10-K" filed on page 44 of this Form 10-K report.

         (a)      (3)      Exhibits:

Number                                    Document
------                                    --------

 2. Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996.**

 3.1            Amended and Restated Certificate of Incorporation.**

 3.2            Amended and Restated Bylaws.**

10.1 Amended and Restated Employment Agreement dated January 2, 1997, between SCPIE Management Company and Donald J. Zuk.**

10.2 Operational Agreement between Southern California Physicians Insurance Exchange and Sullivan, Kelly and Associates, Inc. dated August 25, 1995.**

10.2.1 Amendment to Operational Agreement between Southern California Physicians Insurance Exchange and Sullivan, Kelly and Associates, Inc. dated August 1, 1996.**

10.3 Letter of Credit Agreement dated January 11, 1995 between First Interstate Bank and Southern California Physicians Insurance Exchange in the amount of $27,368,087.**

10.4 Letter of Credit Agreement dated January 26, 1995 between First Interstate Bank and Southern California Physicians Insurance Exchange for a $5,000,000 Secured Standby Letter of Credit Facility.**

10.5 First Excess of Loss Treaty No. 01-95-0020 with various subscribing reinsurers.**

10.6 Second Excess of Loss Treaty No. 01-95-0021 with various subscribing reinsurers.**

10.7 Third Excess of Loss Treaty No. 01-95-0022 with various subscribing reinsurers.**

10.8 Fourth Excess of Loss Treaty No. 01-95-0599 with various subscribing reinsurers.**

10.9 Per Policy Excess of Loss Treaty No. 01-94-0365 with various subscribing reinsurers.**

10.10 Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-95-0879 with various subscribing reinsurers.**

10.11 Medical Malpractice Surplus Reinsurance Treaty between SCPIE and Lloyd's Syndicate No. 1010 and Syndicates Comprising 1007 Group underwritten for by CW Spreckley, Esq. and others, effective date January 1, 1996, Treaty No. 01-95-0374.**

10.12 Physician Medical Malpractice/Hospital Professional Liability Quota Share Reinsurance Agreement between Hannover Ruckversicherungs, Aktiengesellschaft/Eisen Und Stahl Ruckversicherungs-Aktiengesellschaft, Hannover, Germany, and various subscribing reinsurers, effective date January 1, 1995, Treaty No. 01-95-0694.**

10.13 First Excess of Loss Treaty No. 01-96-0020 with various subscribing reinsurers.**

10.14 Second Excess of Loss Treaty No. 01-96-0021 with various subscribing reinsurers.**

10.15 Third Excess of Loss Treaty No. 01-96-0022 with various subscribing reinsurers.**

10.16 Fourth Excess of Loss Treaty No. 01-96-0599 with various subscribing reinsurers.**

10.17 Per Policy Excess of Loss Treaty No. 01-96-0365 with various subscribing reinsurers, reference is made to Exhibit 10.9.**

10.18 Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-96-0879 with various subscribing reinsurers, reference is made to Exhibit 10.10.**

10.19           Quota Share Reinsurance Agreement, Treaty No. 01-96-0922.**

10.20 Cover Note for First Excess of Loss Treaty No. 01-97-0020 with various subscribing reinsurers.

10.21 Cover Note for Second Excess of Loss Treaty No. 01-97-0021 with various subscribing reinsurers.

10.22 Cover Note for Third Excess of Loss Treaty No. 01-97-0022 with various subscribing reinsurers.

10.23 Cover Note for Fourth Excess of Loss Treaty No. 01-97-0599 with various subscribing reinsurers.

10.24 Cover Note for Per Policy Excess of Loss Treaty No. 01-97-0365 with various subscribing reinsurers.

10.25 Cover Note for Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-97-0879 with various subscribing reinsurers.

10.26           Cover Note for Quota Share Reinsurance Treaty No. 1-97-0922.

10.27 SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989.**

10.28 Supplemental Employee Retirement Plan for Selected Employees of SCPIE Management Company dated January 1, 1995.**

10.29 Retirement Plan for Outside Governors and Affiliated Directors, effective January 1, 1994 as amended.**

10.30 The SMC Cash Accumulation Plan, dated July 1, 1991, as amended.**

10.31           Inter-Company pooling Agreement as of April 1, 1996.**

10.32           Form of Indemnification Agreement.**

11.             Statement re computation of per share earnings.**

21.             Subsidiaries of the registrant.**

27.             Financial Data Schedule.
-----------
(**) Previously filed as Exhibits to the Company's Registration Statement on Form S-1 (No. 33-4450), declared effective by the SEC on January 29, 1997 and incorporated herein by this reference.

         (b)      Reports on Form 8-K:

                  None.

                             SCPIE HOLDINGS INC.
            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                          ANNUAL REPORT ON FORM 10-K

                                -------------

                                    INDEX

                                                                        PAGES
                                                                        -----
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .
Financial Statements:
  Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . .
  Statements of Income for the years ended
    December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .
  Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .
  Statements of Policyholders' Equity for the years ended
    December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .
  Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . .
Schedule II - Condensed Financial Information of Registrant . . . . . .

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS SCPIE HOLDINGS INC.


     We have audited the accompanying balance sheets of SCPIE Holdings Inc. as of December 31, 1996 and 1995, and the related statements of income, policyholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCPIE Holdings Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              ERNST & YOUNG LLP


Los Angeles, California
February 28, 1997

SCPIE Holdings Inc.


BALANCE SHEETS
(IN THOUSANDS)

DECEMBER 31,                                         1996       1995
----------------------------------------------------------------------
ASSETS

Securities available-for-sale (Note 2):
  Fixed-maturity investments, at fair value
    (amortized cost: 1996 - $660,820;
    1995 - $582,115)                              $668,367    $606,155
  Equity investments, at fair value
    (cost: 1996 - $15,555; 1995 - $49,396)          19,977      61,083
                                                  --------------------
Total securities available-for-sale                688,344     667,238
Short-term investments                              29,566      27,783
                                                  --------------------
Total investments                                  717,910     695,021
Cash                                                 4,212       3,053
Accrued investment income                           11,198       9,835
Reinsurance recoverable (Note 4)                    19,266      19,560
Federal income taxes recoverable (Note 5)              --       20,363
Deferred federal income taxes (Note 5)              20,221      11,992
Deferred policy acquisition costs                      591         468
Property and equipment, net                         19,084      19,145
Other assets                                        12,673       1,921
                                                  --------------------
Total assets                                      $805,155    $781,358
                                                  ====================

LIABILITIES

Reserves:
  Losses and loss adjustment expenses (Note 3)    $459,567    $466,187
  Unearned premiums                                 25,297      19,916
                                                  --------------------
Total reserves                                     484,864     486,103
Policyholders' dividends payable                     7,723       8,646
Other liabilities                                   24,001      12,790
                                                  --------------------
Total liabilities                                  516,588     507,539
Commitments and contingencies (Note 8)

POLICYHOLDERS' EQUITY

Surplus                                            280,788     250,596
Net unrealized appreciation on securities
  available-for-sale, net of deferred taxes          7,779      23,223
                                                  --------------------
Total policyholders' equity                        288,567     273,819
                                                  --------------------
Total liabilities and policyholders' equity       $805,155    $781,358
                                                  ====================


See accompanying notes.

SCPIE Holdings Inc.


STATEMENTS
OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,                                1996          1995          1994
-------------------------------------------------------------------------------------------
REVENUES:
  Premiums earned (Note 4)                           $120,484       $116,354       $111,659
  Net investment income (Note 2)                       40,769         40,424         39,663
  Realized investment gains (Note 2)                   11,738          7,950            548
  Other revenue                                           375            281            207
                                                     --------------------------------------
Total revenues                                        173,366        165,009        152,077

EXPENSES:
  Losses and loss adjustment expenses (Note 3)        108,797        118,023        108,720
  Other operating expenses                             14,276         12,561         11,844
                                                     --------------------------------------
Total expenses                                        123,073        130,584        120,564
                                                     --------------------------------------
Income before policyholder dividends
  and federal income taxes                             50,293         34,425         31,513
Policyholder dividends                                  8,436           --             --
Federal income taxes (Note 5)                          11,665         10,056          9,212
                                                     --------------------------------------
Net income                                           $ 30,192       $ 24,369       $ 22,301
                                                     ======================================
Pro forma net income per share of
  common stock (Note 1)                              $   3.02       $   2.44       $   2.23


STATEMENTS OF
POLICYHOLDERS' EQUITY
(IN THOUSANDS)

                                     UNREALIZED
                                   APPRECIATION                                 TOTAL
                                  (DEPRECIATION)                       POLICYHOLDERS'
                                 OF INVESTMENTS            SURPLUS             EQUITY
-------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1994             $ 23,473           $203,926          $ 227,399
  Net income                               --               22,301             22,301
  Net unrealized depreciation           (40,164)              --              (40,164)
                                       ----------------------------------------------
BALANCE AT DECEMBER 31, 1994            (16,691)           226,227            209,536
  Net income                               --               24,369             24,369
  Net unrealized appreciation            39,914               --               39,914
                                       ----------------------------------------------
BALANCE AT DECEMBER 31, 1995             23,223            250,596            273,819
  Net income                               --               30,192             30,192
  Net unrealized depreciation           (15,444)              --              (15,444)
                                       ----------------------------------------------
BALANCE AT DECEMBER 31, 1996           $  7,779           $280,788          $ 288,567
                                       ==============================================



See accompanying notes.

SCPIE Holdings Inc.


STATEMENTS
OF CASH FLOWS
(IN THOUSANDS)

YEAR ENDED DECEMBER 31,                                    1996              1995             1994
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                              $  30,192         $  24,369         $  22,301
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Unpaid losses and loss adjustment expenses,
      and reinsurance recoverables                         (6,301)           (2,796)          (21,402)
    Accrued investment income                              (1,363)            1,301               (98)
Provision for deferred federal income taxes                    80               158             6,050
    Unearned premiums                                       5,381            (2,012)            1,398
    Policyholders' dividends payable                         (923)           (9,501)          (11,179)
    Realized investments gains                            (11,738)           (7,950)             (548)
    Provisions for amortization and depreciation            2,837             4,504             4,940
    Accrued expenses and other liabilities                 11,212               430             4,717
    Changes in other assets                                 9,468             3,029            (2,496)
                                                        ---------------------------------------------
Net cash provided by operating activities                  38,845            11,532             3,683

INVESTING ACTIVITIES

Purchases -- fixed maturities                            (480,401)         (269,149)         (193,618)
Sales -- fixed maturities                                 375,877           235,332           174,705
Maturities -- fixed maturities                             23,571            15,909            15,211
Purchases -- equities                                      (5,445)          (37,033)          (42,581)
Sales -- equities                                          50,495            37,510            35,901
Change in short-term investments, net                      (1,783)            3,772             8,230
                                                        ---------------------------------------------
Net cash used in investing activities                     (37,686)          (13,659)           (2,152)
                                                        ---------------------------------------------
Increase (decrease) in cash                                 1,159            (2,127)            1,531
Cash at beginning of year                                   3,053             5,180             3,649
                                                        ---------------------------------------------
Cash at end of year                                     $   4,212         $   3,053         $   5,180
                                                        =============================================


See accompanying notes.

SCPIE Holdings Inc.



NOTES TO
FINANCIAL STATEMENTS

NOTE 1.

NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION


   The accompanying 1996 financial statements include the accounts and operations, after intercompany eliminations, of the Southern California Physicians Insurance Exchange (the Exchange) and its wholly-owned subsidiaries, principally SCPIE Holdings Inc. (SCPIE Holdings), SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), FG Casualty Company (FG Casualty) and SCPIE Management Company (SMC), collectively, the Company.

  On January 29, 1997, the Exchange consummated its plan and agreement of merger (the Merger Agreement) whereby the Exchange reorganized from a reciprocal insurer to a stock insurance company and became a wholly-owned subsidiary of SCPIE Holdings (the Reorganization). Pursuant to the Reorganization, the Exchange merged with and into SCPIE Indemnity, a California stock insurance company and a wholly-owned subsidiary of SCPIE Holdings, the surviving corporation of the Reorganization. The assets and liabilities of the Exchange that were merged into SCPIE Indemnity were accounted for at historical cost in a manner similar to that in a pooling of interests.

  The principal purpose of the Reorganization is to improve SCPIE's access to the capital markets and to raise capital to permit the growth of existing business and develop new business opportunities in the professional liability insurance industry. The Reorganization also provided members of the Exchange with shares of common stock in SCPIE Holdings.

  Concurrent with the Reorganization, SCPIE Holdings completed an initial public offering which generated net proceeds to SCPIE Holdings of approximately $36.0 million.

  SCPIE Holdings acquired the outstanding stock of AHI (formerly FG Insurance Corporation) and FG Casualty, both inactive property/casualty insurance companies for $12.5 million in March 1996. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value ($5.6 million) recorded as goodwill and amortized over a period of 10 years. SCPIE Holdings has utilized these companies to enter geographic markets outside California.

  The 1995 and 1994 financial statements have been combined using the consolidated balance sheets and results of operations of the Exchange and the Organization of Southern California Physicians (OSCAP). OSCAP was the holding company of SMC, the Exchange's attorney-in-fact. All transactions between the Exchange and OSCAP have been eliminated in the preparation of the combined financial statements. On July 12, 1996, OSCAP was liquidated into the Exchange and SMC and its subsidiaries became subsidiaries of the Exchange.

  The Company writes principally professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Substantially all of the Company's coverage is written on a "claims made and reported" basis. Generally, coverage is provided only for claims which are first reported to the Company during the insured's coverage period and which arise from occurrences during the insured's coverage period. The Company also makes "tail" coverage available for purchase by policyholders in order to cover claims which arise from occurrences during the insured's coverage period, but which are first reported to the Company after the insured's coverage period and during the term of the applicable tail coverage.

   The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which differ from statutory accounting practices prescribed or permitted by

SCPIE Holdings Inc.

NOTES TO
FINANCIAL STATEMENTS
(CONTINUED)

regulatory authorities. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

INVESTMENTS

Recognizing the need for the ability to respond to changes in market conditions and in tax positions, the Company has designated its entire investment portfolio as available for sale. The Company has no securities classified as "trading" or "held-to-maturity." Transfers between categories are severely restricted.

  Changes in fair values of available-for-sale securities, after adjustment of deferred income taxes, are reported as unrealized appreciation or depreciation directly in policyholders' equity and, accordingly, have no effect on net income.

  For the mortgage-backed bond portion of the fixed-maturity securities portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

  Premiums and discounts on investments are amortized to investment income using the interest method over the contractual lives of the investments. Short-term investments are carried at cost, which approximates fair value. Realized investment gains and losses are included as a component of revenues based on specific identification of the investment sold.

DEFERRED POLICY ACQUISITION COSTS

Premium taxes are capitalized and amortized as premiums are earned over the terms of the related policies. The deferred policy acquisition costs are amortized over the effective period of the related policies.

PREMIUMS

Premiums are recognized as earned on a pro rata basis over the terms of the respective policies.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Reserves for losses and loss adjustment expenses (LAE) represent the estimated liability for reported claims plus those incurred but not yet reported and the related estimated adjustment expenses. The reserve for unpaid claims and related adjustment expenses is determined using case-basis evaluations and statistical analyses and represents estimates of the ultimate cost of all unpaid losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the reserve for unpaid losses and related LAE is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.

SCPIE Holdings Inc.



REINSURANCE

Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

DIVIDENDS TO POLICYHOLDERS

Dividends to policyholders are accrued during the period in which the related premiums are earned. Estimates of policyholder dividends are reviewed and adjusted as necessary; such adjustments are included in current operations and accounted for as changes in estimates. In the second quarter of 1996, the Company estimated an additional $9,000,000 of policyholder dividends would be paid due to favorable loss experience related to policy years 1987 through 1992. Except for this final dividend, after the Reorganization, the Company will cease paying such dividends to its policyholders.

PROPERTY AND EQUIPMENT

Property and equipment, principally the Company's home office building, are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets.

CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and fixed maturities. The Company places its temporary cash investments with high-credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

  Reinsurance is placed with a number of individual companies and syndicates at Lloyd's of London to avoid concentration of credit risk. For the year ended December 31, 1996, approximately 62.0% of total reinsurance premiums ceded were placed with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A or better, including 41.4% with Hannover Ruickversicherungs and 29.1% with Lloyd's of London syndicates. No other single reinsurer's percentage participation in 1996 exceeded 3.7%.

SEGMENT INFORMATION

The Company operates in the United States of America and in only one reportable industry segment which provides professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers principally in California.


PRO FORMA NET INCOME PER SHARE OF COMMON STOCK


Pro forma net income per common share generated in the statements of income gives effect in all periods to the Reorganization and the allocation of 10,000,000 shares of SCPIE Holdings common stock to eligible members of the Exchange.

SCPIE Holdings Inc.

NOTES TO
FINANCIAL STATEMENTS
(CONTINUED)


NOTE 2.

INVESTMENTS

The Company's investments in available-for-sale securities are summarized as follows:


                                         COST OR          GROSS         GROSS
                                       AMORTIZED     UNREALIZED    UNREALIZED            FAIR
(IN THOUSANDS)                              COST          GAINS        LOSSES           VALUE
---------------------------------------------------------------------------------------------
December 31, 1996
Fixed-maturity securities:
  Bonds:
    U.S. Government and Agencies        $272,315        $ 6,576        $1,962        $276,929
    State, municipalities and
      political subdivisions             300,347          4,788         1,674         303,461
    Mortgage-backed securities,
      U.S. Government                     83,031            593           774          82,850
    Corporate                              5,027           --            --             5,027
    Other                                    100           --            --               100
                                        -----------------------------------------------------
Total fixed-maturity securities          660,820         11,957         4,410         668,367
Common stocks                             15,555          4,864           442          19,977
                                        -----------------------------------------------------
Total                                   $676,375        $16,821        $4,852        $688,344
                                        =====================================================




                                         COST OR          GROSS         GROSS
                                       AMORTIZED     UNREALIZED    UNREALIZED            FAIR
(IN THOUSANDS)                              COST          GAINS        LOSSES           VALUE
----------------------------------------------------------------------------------------------
December 31, 1995
Fixed-maturity securities:
  Bonds:
    U.S. Government and Agencies        $304,091        $15,458        $  430        $319,119
    State, municipalities and
      political subdivisions             149,693          5,569           144         155,118
    Mortgage-backed securities,
      U.S. Government                     80,279          1,896           277          81,898
    Corporate                             46,951          2,035            97          48,889
    Other                                    105           --            --               105
Redeemable preferred stocks                  996             30          --             1,026
                                        -----------------------------------------------------
Total fixed-maturity securities          582,115         24,988           948         606,155
Common stocks                             49,396         13,530         1,843          61,083
                                        -----------------------------------------------------
Total                                   $631,511        $38,518        $2,791        $667,238
                                        =====================================================

  The fair values for fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

  The amortized cost and fair value of the Company's investments in fixed-maturity securities at December 31, 1996, are summarized by stated maturities as follows:

                                                AMORTIZED         FAIR
(IN THOUSANDS)                                       COST        VALUE
----------------------------------------------------------------------
Years to maturity:
  One or less                                      $2,105       $2,105
  After one through five                           63,297       64,009
  After five through ten                          219,032      225,358
  After ten                                       293,355      294,045
  Mortgage-backed securities                       83,031       82,850
                                                 --------     --------
Totals                                           $660,820     $668,367
                                                 ========     ========

  The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

  The ratings of the Company's fixed-maturity securities at December 31, 1996, using Moody's and Standard & Poor's rating service, are summarized as follows:


AAA                                                72.7%
AA                                                 18.9%
A                                                   7.6%
Not rated                                            .8%
                                                  -----
                                                  100.0%
                                                  =====

  Major categories of the Company's investment income are summarized as follows:

(IN THOUSANDS)       YEAR ENDED DECEMBER 31,     1996          1995           1994
-----------------------------------------------------------------------------------
Fixed-maturity investments                    $40,594        $36,987        $37,968
Equity investments                                994          1,627          1,148
Other                                           1,213          4,250          2,862
                                              -------------------------------------
Total investment income                        42,801         42,864         41,978
Investment expenses                             2,032          2,440          2,315
                                              -------------------------------------
Net investment income                         $40,769        $40,424        $39,663
                                              =====================================

  Realized gains and losses from sales of investments are summarized as follows:

(IN THOUSANDS)       YEAR ENDED DECEMBER 31     1996          1995           1994
----------------------------------------------------------------------------------
Fixed-maturity investments:
  Gross realized gains                         $ 6,419        $4,946        $3,440
  Gross realized losses                          5,880         1,558         3,186
                                               -----------------------------------
Net realized gains                             $   539        $3,388        $  254
                                               ===================================
Equity investments:
  Gross realized gains                         $13,028        $6,649        $2,430
  Gross realized losses                          1,829         2,087         2,136
                                               -----------------------------------
Net realized gains                             $11,199        $4,562        $  294
                                               ===================================

SCPIE Holdings Inc.


NOTES TO
FINANCIAL STATEMENTS
(CONTINUED)


  The change in the Company's unrealized appreciation (depreciation) on fixed-maturity securities was $16,493,000, $52,870,000 and ($58,915,000) for the
years ended December 31, 1996, 1995 and 1994, respectively; the corresponding amounts for equity securities were $7,265,000, $8,536,000 and ($2,877,000).

  At December 31, 1996, the Company's investments in fixed-maturity securities with a carrying amount of $21,934,000 were on deposit with state insurance departments to satisfy regulatory requirements.

  No investment in any person or its affiliates exceeded 10% of the Company's policyholders' equity at December 31, 1996.

NOTE 3.

LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 1996, 1995 and 1994.

(IN THOUSANDS)                                                1996             1995              1994
--------------------------------------------------------------------------------------------------------
Reserve for losses and LAE, net of related
  reinsurance recoverable, at beginning of year            $ 446,627         $ 449,566         $ 472,129
Provision for losses and LAE for claims occurring
  in the current year, net of reinsurance                    168,545           175,856           169,143
Decrease in estimated losses and LAE for claims
  occurring in prior years, net of reinsurance               (59,748)          (57,833)          (60,423)
                                                           ---------------------------------------------
Incurred losses during the year, net of reinsurance          108,797           118,023           108,720
Deduct losses and LAE payments for claims,
  net of reinsurance, occurring during:
  Current year                                                13,274            11,481            10,178
  Prior years                                                101,849           109,481           121,105
                                                           ---------------------------------------------
                                                             115,123           120,962           131,283
Reserve for losses and LAE, net of related
  reinsurance recoverable, at end of year                    440,301           446,627           449,566
Reinsurance recoverable for losses and LAE,
  at end of year                                              19,266            19,560            19,177
                                                           ---------------------------------------------
Reserves for losses and LAE, gross of
  reinsurance recoverable, at end of year                  $ 459,567         $ 466,187         $ 468,743
                                                           =============================================


   The Company's reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1995, 1994 and 1993, were decreased in the following year by $59,748,000, $57,833,000 and $60,423,000, respectively, for claims that had occurred on or prior to those balance sheet dates. Those redundancies resulted primarily from settling case-basis reserves established in prior years for amounts that were less than expected. The 1995 redundancies were offset, in part, by a $23,900,000 increase in the loss reserves carried for physicians who receive free tail coverage in the event of death, disability or retirement from the medical profession. The increase was the result of a refinement in the actuarial methodology used to calculate the reserve for this tail coverage.

  The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of insurance written. Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.

SCPIE Holdings Inc.

NOTE 4.

REINSURANCE


   Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. These reinsurance agreements provide the Company with increased capacity to write additional risks and maintain its exposure to loss within its capital resources. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

  Reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition and economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

  The effect of assumed and ceded reinsurance on premiums is summarized in the following table.

(IN THOUSANDS)                       1996                           1995                            1994
                          ----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,    WRITTEN         EARNED         WRITTEN          EARNED         WRITTEN         EARNED
------------------------------------------------------------------------------------------------------------------
Direct                    $125,635        $124,283        $122,277        $124,118        $120,024        $118,449
Assumed                      8,922           4,497             780             780             736             736
Ceded                        8,239           8,294           8,544           8,544           7,526           7,526
                          ----------------------------------------------------------------------------------------
Net premiums              $126,318        $120,484        $114,513        $116,354        $113,234        $111,659
                          ========================================================================================

  Reinsurance ceded reduced losses and loss adjustment expenses incurred by $866,000 in 1996, $1,402,000 in 1995 and $3,219,000 in 1994.

  In November 1996, the Company entered into a six-year agreement with a third party whereby the Company provided a $5,450,000 letter of credit in exchange for future gains or losses based on the underwriting index of a reinsurance portfolio. The portfolio is composed of worldwide geographically dispersed catastrophe excess of loss treaty reinsurance business. The Company will also receive semiannual payments based on its notional amount ($5,000,000) at a rate determined annually. On an annual basis, if the combined ratio of the portfolio is below a stipulated underwriting index amount, the Company will recognize a gain; if the combined ratio is between two stipulated underwriting index amounts, the Company will not recognize a gain or loss; and, if the combined ratio is greater than a stipulated underwriting index amount, the Company will recognize a loss limited to its notional value plus any interest earned during the agreement. At December 31, 1996, the amounts recorded in the financial statements related to this agreement are not material.


NOTE 5.
FEDERAL INCOME TAXES


The components of the federal income tax provision in the accompanying statements of income are summarized as follows:


(IN THOUSANDS)        YEAR ENDED DECEMBER 31          1996           1995          1994
----------------------------------------------------------------------------------------
Current                                            $ 11,585         $9,898        $3,162
Deferred                                                 80            158         6,050
                                                   -------------------------------------
Total                                              $ 11,665         $10,056  $     9,212
                                                   =====================================

SCPIE Holdings Inc.


NOTES TO
FINANCIAL STATEMENTS
(CONTINUED)

  A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

(IN THOUSANDS)                 YEAR ENDED DECEMBER 31       1996             1995             1994
----------------------------------------------------------------------------------------------------
Federal income tax at 35%                                 $ 14,650         $ 12,049         $ 11,029
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                       (3,124)          (2,125)          (1,825)
  Dividends received deduction                                (139)            (216)            (290)
  Goodwill                                                     148             --               --
  Other                                                        130              348              298
                                                          ------------------------------------------
Total federal income tax expense                          $ 11,665         $ 10,056         $  9,212
                                                          ==========================================

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

(IN THOUSANDS)            DECEMBER 31,      1996          1995
-----------------------------------------------------------------
Deferred tax assets:
  Discounting of loss reserves             $22,306        $24,771
  Unearned premium                           1,771           --
  Other                                        540            138
                                           ----------------------
Total deferred tax assets                   24,617         24,909
Deferred tax liabilities:
  Deferred policy acquisition costs            207            164
  Unrealized investment gains                4,189         12,498
  Other                                       --              255
                                           ----------------------
Total deferred tax liabilities               4,396         12,917
                                           ----------------------
Net deferred tax assets                    $20,221        $11,992
                                           ======================

  Federal income taxes paid during 1996, 1995, and 1994 were $14,800,000, $9,900,000 and $3,250,000, respectively.

  The Internal Revenue Service (IRS) had proposed adjustments to increase the Company's tax liability for 1986 and 1987 by $60,815,000 as a result of its examinations. The Company's management decided to contest the deficiencies proposed by the IRS and the matter was assigned to the IRS Appellate Office. The Appellate Office reversed the $60,815,000 proposed adjustment and concluded that there would be no change in the 1986 or 1987 tax amounts. The Appellate Office also allowed the Company's refund claim for $9,120,000 in tax which arose from adjustments sustained in the 1985 IRS examination. The Appellate Office approved an outstanding claim for refund of $3,563,000 in tax resulting from an amended filing of the 1988 return. Both the 1985 and 1988 refunds were paid by the IRS with interest of $13,220,000 in January 1996. At December 31, 1995, the Company had recorded these refunds totaling $25,903,000 in federal income taxes receivable.

  The IRS had proposed adjustments to increase the Company's 1991 and 1992 tax liabilities by $13,023,000 and $3,673,000, respectively, for the same issue asserted in the 1986 and 1987 examinations. The Company's management decided to contest the deficiencies proposed by the IRS and the matter was assigned to the IRS Appellate Office. In February 1997, the Company and the Appellate Office agreed to a settlement wherein the Company would pay approximately $616,000 and $194,000 of the additional taxes asserted for the respective 1991 and 1992 tax years. As part of the settlement, the Appellate Office agreed to concede the balance of the 1991 and 1992 asserted deficiencies.

SCPIE Holdings Inc.

  The Company's 1993 Federal income tax return is currently under examination by the IRS. To date, the Company has not received notification of any IRS adjustments for the 1993 tax year.


NOTE 6.
STATUTORY ACCOUNTING PRACTICES

   The Exchange is domiciled in California and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Policyholders' surplus and net income, as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices, for the Exchange are summarized as follows:

(IN THOUSANDS)                           1996        1995        1994
----------------------------------------------------------------------
Statutory net income for the year      $32,703     $24,393     $17,730
Statutory surplus at year-end          254,679     235,352     187,299

   The Exchange offers its insureds free tail coverage in the event of death, total and permanent disability, and complete and permanent retirement. In 1993, the NAIC published guidelines for establishing a reserve for future free tail policies when the claims-made policy includes a provision for waiving a premium charge in the event of death, disability or retirement of the insured. Based on the NAIC guidelines, this reserve should be recorded as an unearned premium reserve. Alternatively, it can be considered an unpaid loss with the permission of the insurance entity's state insurance department. In 1996, the Exchange received written approval from the California Department of Insurance to record this reserve as an unpaid loss. The Exchange's statutory surplus would be unaffected if the California Department of Insurance were to rescind its permission for this treatment.

   The maximum amount of dividends that may be paid by property/casualty insurance companies without prior approval of the California Insurance Commissioner is subject to restrictions relating to statutory surplus and net income. In 1997, dividends may be distributed from the Exchange to SCPIE Holdings of $32,703,000 without prior approval of the California Insurance Commissioner.

NOTE 7.
BENEFIT PLANS

   The Company has a 401(k) defined contribution plan and a non-contributory defined benefit plan which provide retirement benefits to all its employees. Under the 401(k) plan, the Company presently matches the employee's contribution. The contribution expense for the 401(k) plan was $418,000, $389,000 and $350,000 for the years ended December 31, 1996, 1995 and 1994, respectively. An additional defined contribution plan that no longer accepts contributions will remain with the trustee as funded at December 31, 1989, until retirement or termination of all employees vested in the plan.

  The Company also maintains a defined benefit pension plan whose benefits are based on years of service and salary levels. The Company's policy is to fund the pension plan up to the maximum deductible contributions the federal laws and regulations permit. Plan assets consist of investment funds and cash held in a bank money market account.

SCPIE Holdings Inc.


NOTES TO
FINANCIAL STATEMENTS
(CONTINUED)


  Net pension expense consists of the following components:

(IN THOUSANDS)          YEAR ENDED DECEMBER 31      1996         1995          1994
-------------------------------------------------------------------------------------
Service cost-benefits earned during the year        $ 291         $ 223         $ 252
Interest on projected benefit obligation              123            73            55
Actual return on plan assets                         (240)         (282)          (60)
Net amortization and deferral                         115           201             1
                                                    ---------------------------------
Net pension expense                                 $ 289         $ 215         $ 248
                                                    =================================

  The following table sets forth the funding status of the plan:

(IN THOUSANDS)                   DECEMBER 31                  1996             1995
------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
    benefits of $988,000 in 1996 and $759,000 in 1995        $(1,378)        $(1,078)
                                                             =======================
Projected benefit obligation                                 $(1,764)        $(1,370)
Plan assets                                                    1,966           1,423
                                                             -----------------------
Plan assets in excess of
  projected benefit obligations                                  202              53
Unrecognized net loss from past experience
  different from that assumed                                    (31)             31
Unrecognized past service cost                                   (13)            (15)
Unrecognized net asset at January 1                              (76)            (35)
                                                             -----------------------
Prepaid pension expense                                      $    82         $    34
                                                             =======================

  The projected benefit obligation for 1996, 1995 and 1994 was determined using an assumed discount rate of 7.25%, 7% and 8%, respectively, and an assumed rate of compensation increase of 5% for 1996, 1995 and 1994. The expected long-term rate of return on plan assets was 8% in 1996, 1995 and 1994.

  The Company also has enacted a non-qualified supplemental employee retirement agreement for selected employees which provides benefits retroactively from January 1, 1990. At December 31, 1996 and 1995, the projected benefit obligation for this unfunded plan was $2,079,000 and $1,925,300, respectively, of which the accumulated benefit obligation of $1,226,000 and $585,700, respectively, is accrued as a liability in the balance sheets. Pension expense for this plan was approximately $349,000 in 1996, $258,000 in 1995 and $291,000 in 1994.


NOTE 8.
COMMITMENTS AND CONTINGENCIES

   The Company is a defendant in an action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. The punitive damages rendered by the jury were reduced to $14,000,000 by the trial judge. The Company believes that the action is entirely without merit and plans to aggressively pursue its rights on appeal. However, the ultimate resolution of this matter cannot be determined at this time and could result in a loss to the Company.

  Since 1981, the Company has purchased annuities from life insurance companies to fund obligations under structured settlement agreements with certain medical malpractice claimants. Annuities having an aggregate purchase price of approximately $12,294,000 were purchased from

SCPIE Holdings Inc.



Executive Life Insurance Company (ELIC) which was placed in conservatorship during 1991 by the California Insurance Commissioner. Substantially all of the assets of ELIC have been transferred to another insurer, which has assumed the restructured annuities and is obligated to pay varying percentages of the original annuity benefits as they become due. The Company has determined that it is contractually obligated for the shortfall amounts under certain of these annuities. At December 31, 1996, a reserve of $4,000,000 (net of expected reinsurance recoveries of $3,036,000) has been recorded to cover these expected shortfall payments. The Company believes that the amount of its obligations in excess of the existing reserves, if any, is not material to its financial positions or results of operations.

  The Company is named as defendant in various legal actions primarily arising from claims made under insurance policies and contracts. These actions are considered by the Company in estimating the loss and loss adjustment expense reserves. The Company's management believes that the resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations.

   The unaudited quarterly results of operations for 1996 and 1995 are summarized as follows:

NOTE 9.
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                            1996                                       1995
---------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    1ST        2ND         3RD      4TH         1ST       2ND       3RD        4TH
---------------------------------------------------------------------------------------------------------------------------
Premiums earned and other revenues        $31,505   $ 29,714    $29,071    $30,569   $31,009    $28,562   $28,713   $28,351
Net investment income                      10,561     10,409     10,245      9,554      9,682    10,350     9,889    10,503
Realized investment gains (losses)         12,804     (1,308)        58        184     1,256      3,428     2,173     1,093
Net income                                 13,744        333      5,772     10,343     6,668      7,648     2,489     7,564
Pro forma net income
  per share of common stock               $  1.38   $    .03    $   .58    $  1.03   $   .67    $   .76   $   .25   $   .76

         Schedule II - Condensed Financial Information of Registrant
                              SCPIE Holdings Inc.
                            Condensed Balance Sheets

                                                DECEMBER 31,    FEBRUARY 29,
                                                   1996             1996
                                                ----------------------------
         ASSETS
         Cash                                   $   417,310     $  600,010
         Deposit                                          -        400,000
         Investment in subsidiaries              13,489,462              -
         Other                                      432,318              -
                                                -----------     ----------
         Total assets                           $14,339,090     $1,000,010
                                                ===========     ==========

         LIABILITIES
         Due to affiliates                      $   403,269     $        -
         Other                                        5,481              -
                                                -----------     ----------
         Total liabilities                          408,750              -


         Stockholder's equity:
          Common stock, $.01 par value:
           Authorized shares - 1,000
           Issued and outstanding shares - 500            5              5
          Additional paid-in capital             13,999,995        999,995
          Retained earnings (deficit)               (69,660)            10
                                                -----------     ----------
         Total stockholder's equity              13,930,340      1,000,010
                                                -----------     ----------
         Total liabilities and stock-
          holder's equity                       $14,339,090     $1,000,010
                                                ===========     ==========

         See accompanying notes.


                       Condensed Statement of Operations

                                                               TEN MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  1996
                                                              ------------
         Net investment income                                  $ 16,679
         Other expenses                                             (929)
                                                                --------
         Earnings before federal income taxes and
           equity in loss of subsidiaries                         15,750
         Federal income taxes                                     (5,582)
                                                                --------
         Earnings before equity in net loss of
           subsidiaries                                           10,168
         Equity in loss of subsidiaries                          (79,838)
                                                                --------
         Net loss                                               $(69,670)
                                                                ========

         See accompanying notes.

                              SCPIE Holdings Inc.
                       Condensed Statement of Cash Flows
                                                                TEN MONTHS
                                                                   ENDED
                                                                DECEMBER 31,
                                                                    1996
                                                                -----------
         OPERATING ACTIVITIES
         Net loss                                               $    (69,670)
         Adjustments to reconcile net loss to net cash
          provided by operating activities:
           Due to affiliates                                         403,269
           Changes in other assets and liabilities                  (426,837)
           Equity in undistributed loss of subsidiaries               79,838
                                                                ------------
         Net cash provided by operating activities                   (13,400)

         FINANCING ACTIVITIES
         Capital contribution from parent                         13,000,000

         INVESTING ACTIVITIES
         Purchase of subsidiaries                                (12,119,300)
         Capital contribution to subsidiaries                     (1,050,000)
                                                                ------------
         Cash used in investing activities                       (13,169,300)
                                                                ------------
         Decrease in cash                                           (182,700)
         Cash at beginning of period                                 600,010
                                                                ------------
         Cash at end of period                                  $    417,310
                                                                ============

         See accompanying notes.


                              SCPIE Holdings Inc.
                         Notes to Financial Statements
                               December 31, 1996

1.  ORGANIZATIONS

SCPIE Holdings Inc. (SCPIE Holdings) is a Delaware corporation which is a wholly owned subsidiary of Southern California Physicians Insurance Exchange (the Exchange).

On January 29, 1997, the Exchange consummated its plan and agreement of merger whereby the Exchange reorganized from a reciprocal insurer to a stock insurance company and became a wholly owned subsidiary of SCPIE Holdings (the Reorganization). SCPIE Holdings has no historic operations and was organized in February 1996, as part of the Exchange's plan to reorganize its corporate structure. Pursuant to the Reorganization, the Exchange merged with and into SCPIE Indemnity, a California stock insurance company and a wholly owned subsidiary of SCPIE Holdings, the surviving corporation of the Reorganization.

2.  BASIS OF PRESENTATION

In the SCPIE Holdings financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings financial statements should be read in conjunction with the basic financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SCPIE HOLDINGS INC.,



                                    By         /s/  DONALD J. ZUK
                                    -------------------------------------------
                                                   Donald J. Zuk
                                        President and Chief Executive Officer

March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                        Title                                 Date
                ---------                                        -----                                 ----

           /s/  DONALD J. ZUK                                President and
-------------------------------------------             Chief Executive Officer
              Donald J. Zuk                          (Principal Executive Officer)                  March 28, 1997

           /s/  PATRICK T. LO                               Vice President,
-------------------------------------------             Chief Financial Officer
              Patrick T. Lo                           and Chief Accounting Officer
                                                    (Principal Financial Officer and
                                                     Principal Accounting Officer)                  March 28, 1997

       /s/  MITCHELL S. KARLAN, M.D.                     Chairman of the Board
-------------------------------------------                   and Director                          March 28, 1997
         Mitchell S. Karlan, M.D.


        /s/  JACK E. McCLEARY, M.D.                             Director                            March 28, 1997
-------------------------------------------
          Jack E. McCleary, M.D.

     /s/ WENDELL L. MOSELEY, M.D.                               Director                            March 28, 1997
-------------------------------------------
         Wendell L. Moseley, M.D.

       /s/  ALLAN K. BRINEY, M.D.                               Director                            March 28, 1997
-------------------------------------------
          Allan K. Briney, M.D.

         /s/  WILLIS T. KING, JR.                               Director                            March 28, 1997
-------------------------------------------
           Willis T. King, Jr.

       /s/  CHARLES B. McELWEE, M.D.                            Director                            March 28, 1997
-------------------------------------------
         Charles B. McElwee, M.D.


          /s/  DONALD P. NEWELL                                 Director                         March 28, 1997
-------------------------------------------
             Donald P. Newell

      /s/  HARRIET M. OPFELL, M.D.                              Director                         March 28, 1997
-------------------------------------------
         Harriet M. Opfell, M.D.

      /s/  WILLIAM A. RENERT, M.D.                              Director                         March 28, 1997
-------------------------------------------
         William A. Renert, M.D.

       /s/  HENRY L. STOUTZ, M.D.                               Director                         March 28, 1997
-------------------------------------------
          Henry L. Stoutz, M.D.

     /s/  REINHOLD A. ULLRICH, M.D.                             Director                         March 28, 1997
-------------------------------------------
        Reinhold A. Ullrich, M.D.