Form 10-Q
period 1997-03-31
SCPIE HOLDINGS INC
filed 1997-05-15
CIK 1013609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED MARCH 31, 1997             COMMISSION FILE NO. 1-12449

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

        At May 13, 1997, the Registrant had issued and outstanding an aggregate of 12,794,652 shares of its Common Stock.



================================================================================

                         PART I -- FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                               SCPIE HOLDINGS INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                         MARCH 31,    DECEMBER 31,
                                                           1997          1996
                                                        -----------   ------------
                                                        (unaudited)
Securities available-for-sale:
  Fixed maturity investments, at fair value
(amortized cost:
     1997-- $666,073, 1996-- $660,820 ...............    $ 659,070     $ 668,367
  Equity investments, at fair value (cost:
1997-- $17,176, .....................................       21,119        19,977
                                                         ---------     ---------
     1996-- $15,555
          Total securities available-for-sale .......      680,189       688,344
Short-term investments ..............................       43,933        29,566
                                                         ---------     ---------
          Total investments .........................      724,122       717,910
Cash ................................................        8,114         4,212
Accrued investment income ...........................       10,087        11,198
Reinsurance recoverable .............................       18,132        19,266
Deferred federal income taxes .......................       25,731        20,221
Deferred policy acquisition costs ...................          588           591
Property and equipment, net .........................       19,198        19,084
Other assets ........................................       29,422        12,673
                                                         ---------     ---------
          Total assets ..............................    $ 835,394     $ 805,155
                                                         =========     =========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses ...............    $ 461,220     $ 459,567
  Unearned premiums .................................       25,026        25,297
                                                         ---------     ---------
          Total reserves ............................      486,246       484,864
Policyholders' dividends payable ....................        5,321         7,723
Other liabilities ...................................       21,135        24,001
                                                         ---------     ---------
          Total liabilities .........................      512,702       516,588
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $.0001, 30,000,000
shares authorized, 12,794,652 shares issued,
12,294,652 shares outstanding .......................            1          --

Additional paid-in capital ..........................       36,386          --
Retained earnings ...................................      288,294       280,788
Unrealized appreciation (depreciation) on
available-for-sale securities, net of deferred taxes        (1,989)        7,779
                                                         ---------     ---------
          Total stockholders' equity ................      322,692       288,567
                                                         ---------     ---------
          Total liabilities and stockholders'
            equity...................................    $ 835,394     $ 805,155
                                                         =========     =========


                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                              STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               1997       1996
                                                             -------     -------
Revenues:
  Premiums earned                                            $36,424     $31,505
  Net investment income                                       10,572      10,561
  Realized investment gains                                    1,212      12,804
  Other revenue                                                  139        --
                                                             -------     -------
          Total revenues                                      48,347      54,870
Expenses:
  Losses and loss adjustment expenses                         33,543      31,101
  Other operating expenses                                     4,195       3,598
                                                             -------     -------
          Total expenses                                      37,738      34,699
                                                             -------     -------
Income before policyholder dividends and
  Federal income taxes                                        10,609      20,171
Federal income taxes                                           2,488       6,427
                                                             -------     -------
          Net income                                         $ 8,121     $13,744
                                                             =======     =======

Net  earnings per share of common stock                      $  0.70     $  1.37
                                                             =======     =======

Cash dividend declared per share of common stock             $  0.05     $  --



                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                    UNREALIZED
                                           ADDITIONAL              APPRECIATION        TOTAL
                                 COMMON     PAID-IN    RETAINED   (DEPRECIATION)   STOCKHOLDERS'
                                  STOCK     CAPITAL    EARNINGS   OF INVESTMENTS      EQUITY
                               ---------   ---------   ---------  --------------   -------------
 BALANCE AT JANUARY 1, 1997    $    --     $    --     $ 280,788    $   7,779       $ 288,567
    Net income                      --          --         8,121         --             8,121
    Issuance of common stock           1      36,386        --           --            36,387
    Cash dividend                   --          --          (615)        --              (615)
Net unrealized depreciation         --          --          --         (9,768)         (9,768)
                               ---------   ---------   ---------    ---------       ---------
 BALANCE AT MARCH 31, 1997     $       1   $  36,386   $ 288,294    $  (1,989)      $ 322,692
                               =========   =========   =========    =========       =========



                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                   1997        1996
                                                                -----------  ---------
OPERATING ACTIVITIES
Net income ..................................................   $   8,121    $  13,744
Adjustments  to reconcile  net income to net cash provided by
(used in) operating  activities:
  Unpaid losses and loss adjustment expenses, and reinsurance
    recoverables ............................................       2,787        2,390
  Accrued investment income .................................       1,111         (473)
  Provision for deferred Federal income taxes ...............        (250)        (185)
  Unearned premiums .........................................        (271)         240
  Policyholders' dividends payable ..........................      (2,402)      (2,346)
  Realized investments gains ................................      (1,212)     (12,756)
  Provisions for amortization and depreciation ..............         595          988
  Accrued expenses and other liabilities ....................      (2,866)      14,788
  Changes in other assets ...................................      (6,939)      12,186
                                                                ---------    ---------
          Net cash provided by (used in) operating activities      (1,326)      28,576

INVESTING ACTIVITIES
   Purchases-- fixed maturities .............................     (97,195)    (155,373)
   Sales-- fixed maturities .................................      80,619       74,242
   Maturities-- fixed maturities ............................       1,218        1,232
   Purchases-- equities .....................................      (2,692)      (2,064)
   Sales-- equities .........................................       1,873       45,876
   Change in short-term investments, net ....................     (14,367)       9,482
                                                                ---------    ---------
          Net cash used in investing activities .............     (30,544)     (26,605)
                                                                ---------    ---------
FINANCING ACTIVITIES
   Issuance of common stock, net of expenses ................      36,387         --
   Cash dividends paid ......................................        (615)        --
                                                                ---------    ---------
          Net cash provided by financing activities .........      35,772         --
                                                                ---------    ---------
Increase in cash ............................................       3,902        1,971
Cash at beginning of period .................................       4,212        3,053
                                                                ---------    ---------
          Cash at end of period .............................   $   8,114    $   5,024
                                                                =========    =========

                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1997


1.     BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

     The accompanying March 31, 1997 consolidated financial statements include the accounts and operation, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), FG Casualty Company (FG Casualty) and SCPIE Management Company (SMC), collectively, the Company.

     The March 31, 1996 financial statements have been combined using the consolidated balance sheets and results of operations of the Southern California Physicians Insurance Exchange (the Exchange) and the Organization of Southern California Physicians, Inc. (OSCAP). All transactions between the Exchange and OSCAP have been eliminated in the preparation of the combined financial statements.

     Financial statements for December 31, 1996 represent the consolidated financial statements of the Exchange and its wholly-owned subsidiaries, SCPIE Holdings, SCPIE Indemnity, AHI, FG Casualty and SMC. All material intercompany transactions have been eliminated.

     On March 21, 1996, the Board of Governors of the Exchange adopted a Plan and Agreement of Merger (the Merger Agreement) for the Exchange to reorganize from a reciprocal insurer to a stock insurance company and become a wholly owned subsidiary of SCPIE Holdings (the Reorganization). On January 29, 1997, the Exchange consummated the Reorganization. Pursuant to the Reorganization, the Exchange merged with and into SCPIE Indemnity, a newly organized California stock insurer that was the surviving corporation of the Reorganization. The assets and liabilities of the Exchange were merged into SCPIE Indemnity and accounted for at historical cost in a manner similar to that in a pooling of interests. SCPIE Indemnity is licensed to write property and casualty insurance lines in the state of California, but did not conduct business prior to the Reorganization. On July 12, 1996, OSCAP was liquidated into the Exchange and SMC and its subsidiaries became subsidiaries of the Exchange.

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

     Concurrent with the Reorganization, SCPIE Holdings completed an initial public offering which generated net proceeds to SCPIE Holdings of approximately $36.4 million.

                               SCPIE HOLDINGS INC.

                                   (UNAUDITED)

                                 MARCH 31, 1997

2.     EARNINGS PER SHARE

     Earnings per share for the period ended March 31, 1997 is computed using the weighted average number of common shares outstanding during the period (11,555,264). Earnings per share for the period ended March 31, 1996 gives effect to the Reorganization and the allocation of 10,000,000 common shares to eligible members of the Exchange.

3.     NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FASB 128). "Earnings Per Share" which is effective for periods ending after December 15, 1997. Under FASB 128, primary earnings per share will be replaced by basic earnings per share. Fully diluted shares would not change significantly but would be renamed diluted earnings per share. All previously recorded earnings per share amounts will be required to be restated to conform to the new standard. The Company does not expect that the adoption of this accounting standard will have any impact on its 1997 earnings per share amounts.

4.     INVESTMENTS

     The Company's investments in available-for-sale securities at March 31, 1997 are summarized as follows:

                                               COST OR       GROSS        GROSS
                                              AMORTIZED    UNREALIZED   UNREALIZED
                                                COST         GAINS        LOSSES     FAIR VALUE
                                               --------     --------     --------     --------
                                                                 (in thousands)
Fixed-maturity securities:
   Bonds:
      U. S. Government and Agencies            $254,036     $  1,570     $  5,264     $250,342
      State, Municipalities and
        political subdivisions                  318,173        2,126        4,639      315,660
      Mortgage-backed securities,
        U.S. Government                          88,764          419        1,215       87,968
          Corporate                               5,000         --           --          5,000
          Other                                     100         --           --            100
                                               --------     --------     --------     --------
Total fixed-maturity securities                 666,073        4,115       11,118      659,070
                                               ========     ========     ========     ========
Common stocks                                    17,176        4,405          462       21,119
                                               --------     --------     --------     --------
Total                                          $683,249     $  8,520     $ 11,580     $680,189
                                               ========     ========     ========     ========

                               SCPIE HOLDINGS INC.

                                   (UNAUDITED)

                                 MARCH 31, 1997


          5.     FEDERAL INCOME TAXES

                   The component of the federal income tax provision in the accompanying statements of income are summarized as follows:

                                        THREE MONTHS ENDED
                                        MARCH 31,
                                        (IN THOUSANDS)

                                           1997         1996
                                        ---------     --------
      Current                           $  2,738      $  6,611
      Deferred                              (250)         (184)
                                        --------      --------
      Total                             $  2,488      $  6,427
                                        ========      ========




     A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                    THREE MONTHS ENDED
                                                    MARCH 31,
                                                    (IN THOUSANDS)

                                                       1997      1996
                                                    -------    ---------
     Federal income tax to 35%                      $ 3,713    $ 7,060
     Increase (decrease) in taxes resulting from:
         Tax-exempt interest                         (1,163)      (601)
        Dividends received deduction                    (27)       (52)
        Goodwill                                         49       --
        Other                                           (84)        20
                                                    -------    -------
     Total                                          $ 2,488    $ 6,427
                                                    =======    =======

     The Internal Revenue Service (IRS) had proposed adjustments to increase the Company's tax liability for 1986 and 1987 by $60,815,000 as a result of its examinations. The Company's management decided to contest the deficiencies proposed by the IRS and the matter was assigned to the IRS Appellate Office. The Appellate Office reversed the $60,825,000 proposed adjustment and concluded there would be no change to the 1986 and 1987 tax amounts. The Appellate Office also allowed the Company's refund claim for $9,120,000 in tax, which arose from adjustments sustained in the 1985 examination. The Appellate Office approved an outstanding claim for refund of $3,563,000 in tax resulting from an amended filing of the 1988 return. Both the 1985 and 1988 refunds were paid by the IRS with interest of $13,220,000 in January of 1996.

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


6.      COMMITMENTS AND CONTINGENCIES

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

     Since 1981, the Company has purchased annuities from life insurance companies to fund obligations under structured settlement agreements with certain medical malpractice claimants. Annuities having an aggregate purchase price of approximately $12,294,000 were purchased from Executive Life Insurance Company (ELIC) which was placed in conservatorship during 1991 by the California Insurance Commissioner. Substantially all of the assets of ELIC have been transferred to another insurer, which has assumed the restructured annuities and is obligated to pay varying percentages of the original annuity benefits as they become due. The Company has determined that it is contractually obligated for the shortfall amounts under certain of these annuities. At December 31, 1996, a reserve of $4,000,000 (net of expected reinsurance recoveries of $3,036,000) has been recorded to cover these expected shortfall payments. The Company believes that the amount of its obligations in excess of the existing reserves, if any, is not material to its financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this Form 10-Q, the terms "SCPIE" and the "Company" refer, at all times prior to January 29, 1997, to Southern California Physicians Insurance Exchange (the "Exchange") and its subsidiaries, collectively, and at all times on or after such date, to SCPIE Holdings Inc. and its subsidiaries, collectively; and the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries. The offering of the common stock of SCPIE Holdings is referred to herein as the "Offering" and was consummated on January 29, 1997.

GENERAL

     On January 29, 1997, SCPIE consummated its reorganization from a reciprocal insurance company to a stock insurance company by merging with and into SCPIE Indemnity Company (the "Reorganization") pursuant to a Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission ("SEC") on September 17, 1996. The Reorganization was also approved by the California Department of Insurance and California Secretary of State. In connection with the Reorganization, 9,994,652 shares of the Company's common stock were issued to members of the Exchange in exchange for their membership interests in SCPIE, and 500,000 shares of common stock were issued to SCPIE Indemnity Company.

     On January 30, 1997, the Company engaged in an initial public offering of 2,300,000 shares of its Common Stock. $.0001 par value, pursuant to a Registration Statement of Form S-1 declared effective by the SEC on January 29, 1997. The principal purpose of the Offering was to improve the Company's access to the capital markets and to raise capital to permit the growth of existing business and develop new business opportunities in the professional liability insurance industry. The net proceeds of the Offering are being used to capitalize the Company's insurance company subsidiaries to facilitate geographic expansion, and for general corporate purposes.

     Certain statements in this registration statement on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the Company's concentration of business in a single line in a single state; the Company's reliance on a single broker for hospital business; competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense reserves, reinsurance, importance of ratings, regulatory matters, and changes in health care; and certain structural matters, including the Company's holding company structure and anti-takeover measures. These risks and uncertainties are discussed in more detail under "Business--Risk Factors," and "Management's Discussion and Analysis --General" in the Company's registration statement on Form 10-K for the fiscal year 1996, filed with the SEC on March 28, 1997.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Premiums Earned. Premiums earned increased approximately $4.9 million, or 15.6%, to $36.4 million for the three months ended March 31, 1997 from $31.5 million for the same period in 1996. The increase was principally due to a $4.1 million increase in hospital medical malpractice insurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $30.5 million for the three months ended March 31, 1997 compared to $30.3 million for the same period in 1996. An average 5.0% increase in premium rates in effect during the 1997 period was offset by a 1.9% decrease in the average number of policies in force during the 1997 period as compared to the 1996 period. Hospital medical malpractice premiums were approximately $4.5 million for the three months ended March 31, 1997 compared to $0.4 million for the same period in 1996. Assumed reinsurance premiums were approximately $1.3 million for the three months ended March 31, 1997 compared to $0.6 million for the same period in 1996.

     Net Investment Income. Net investment income was unchanged at $10.6 million for the three months ended March 31, 1997 and for the same period in 1996. Invested assets increased $6.2 million to $724.1 million for the three months ended March 31,

1997 from $717.9 million for the period ended December 31, 1996. The average pre-tax yield on the investment portfolio declined to 6.0% for the three months ended March 31, 1997 compared to 6.6% for the same period in 1996 due to a greater percentage of the portfolio held in 1997 in lower yielding tax-exempt securities.

     Realized Investment Gains and Other Revenue. Realized investment gains were approximately $1.2 million for the three months ended March 31, 1997 compared to $12.8 million for the same period in 1996. Approximately $10.8 million of the gains from 1996 resulted from the sale of equity securities in connection with the Company's decision in the first quarter to increase the focus of its investment portfolio on fixed maturity securities. The remainder were attributable to sales made in the fixed maturity portion of the investment portfolio to take advantage of more favorable yields or to reposition the maturity of the portfolio.

     Losses and LAE. Losses and LAE increased $2.4 million, or 7.9%, to $33.5 million for the three months ended March 31, 1997 from $31.1 million for the same period in 1996. As a percentage of premiums earned, losses and LAE decreased to 92.1% for the three months ended March 31, 1997 from 98.7% for the same period in 1996. For the three months ended March 31, 1997, the Company reduced loss and LAE reserves incurred in prior policy years approximately $15.0 million as compared to a reserve reduction of $14.2 million for the same period in 1996 for claims incurred in prior policy years.

     Other Operating Expenses. Other operating expenses increased $0.6 million, or 16.6%, to $4.2 million for the three months ended March 31, 1997 from $3.6 million for the same period in 1996. This increase was principally attributable to an increase in policy acquisition expenses of $0.6 million. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 11.5% for the three months ended March 31, 1997 and 11.4% for the same period in 1996.

     Policyholder Dividends. The Board of Governors declared a final dividend of $9.0 million to members of the Exchange of record on the date of the Special Meeting who were also members of the Exchange during policy years 1987 through 1992. Such dividend will be paid principally in the form of premium credits during 1997. This dividend is reflected as an expense for the three months ended March 31, 1997. Dividends declared in prior years have been accrued as an expense for the period in which the related premiums were earned and not the year paid or declared. Accordingly, there is no expense reflected for the comparable period in 1996.

     Federal Income Taxes. Federal income taxes decreased $3.9 million, or 61.3%, to $2.5 million for the three months ended March 31, 1997 from $6.4 million for the same period in 1996. The effective tax rate decreased to 23.5% for the three months ended March 31, 1997 from 31.9% for the same period in 1996, due primarily to an increase in tax-exempt interest and lower realized investment gains for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. SCPIE has also paid significant dividends, in the form of premium credits, to its members in each year since 1980. SCPIE paid $9.9 million, $9.5 million and $11.2 million of such dividends during the years ended December 31, 1996, 1995 and 1994, respectively, and $2.4 million during the first three months of 1997. The Board of Governors declared a final dividend in 1996 to members of the Exchange of $9.0 million, which will be paid principally in the form of premium credits during 1997. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders.

     The Company has consistently experienced positive cash flow from operations. Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. Cash provided by operating activities for the Company, before the payment of dividends to policyholders, was $39.8 million in 1996, an increase of $18.8 million compared to 1995. The higher amount of cash flow from operations in 1996 was due to a refund of federal income tax and interest of $25.9 million in settlement of a tax dispute for the 1985 through 1988 tax years.

     The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. A change in SCPIE's investment philosophy in 1993 resulted in an increase in the purchase of equity securities and a reduction in the purchase of fixed maturity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, SCPIE's portfolio of unaffiliated equity securities was reduced from $61.1 million at December 31, 1995 to $21.1 million at March 31, 1997. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future. The Company has made limited investments in real estate, which is used almost entirely in the Company's operating activities, with the remainder leased to third parties.

     The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $43.9 million, or 6.1% of invested assets, at March 31, 1997. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

     SCPIE Holdings is an insurance holding company whose assets consist of all of the capital stock of its insurance subsidiaries and approximately $36.4 million of net proceeds from its January 1997 common stock offering, after payment of expenses of the Reorganization. Of the proceeds, SCPIE has contributed $25.0 million to one of its insurance company subsidiaries and has contributed another $5.0 million to another insurance company subsidiary. Its principal sources of funds will be dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. The amount of dividends the insurance subsidiaries are able to pay to SCPIE Holdings during 1997 without prior regulatory approval is approximately $32.7 million.

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

     The Company has authorized the repurchase of up to 1,000,000 shares of its common stock. The repurchase will begin immediately and continue for up to one year.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant in one material litigation, currently on appeal by SCPIE in the California District Court of Appeal, in which an adverse judgment was rendered for $4.2 million of compensatory damages and $14.0 million of punitive damages. The case involves an action against SCPIE by the bankruptcy estate of an uninsured physician who incurred an adverse jury verdict in a medical malpractice case. The physician's bankruptcy estate alleged that SCPIE had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of SCPIE insureds in other cases. The plaintiff in the malpractice action was an infant who had suffered severe injuries at birth, and had obtained a judgment against two SCPIE insured physicians as well as the uninsured physician. The jury originally rendered a verdict that included $65.0 million in punitive damages, which was reduced to $14.0 million by the trial judge. SCPIE believes that the action is entirely without merit and plans to pursue aggressively its rights on appeal.

     In August 1995, SCPIE entered into a marketing agreement with Sullivan, Kelly and Associates, Inc. ("SKA"), one of the leading insurance brokers of hospital and large medical group coverages in the Western United States. Under the agreement, SKA has the exclusive right to market SCPIE's malpractice coverage for hospitals in all states, and SCPIE recognizes SKA as the exclusive broker for medical group coverage in all states other than California.

     SKA and a large insurance group which terminated its relationship with SKA last year are currently engaged in litigation in the California state court regarding rights to certain insurance information and the ability to solicit professional liability insurance from hospitals and medical groups currently insured by the insurance group through SKA. On December 16, 1996, SKA filed for bankruptcy in United States Bankruptcy Court, Central District of California, resulting in an automatic stay of the suit between SKA and the large insurance group. SKA and the large insurance group later stipulated to relief from the automatic stay. The Company does not know what effect, if any, this litigation or the termination of SKA by the insurance group will have on its efforts to obtain hospital business currently underwritten by the insurance group.

ITEM 2. CHANGES IN SECURITIES

     On January 29, 1997, SCPIE consummated its reorganization from a reciprocal insurance company to a stock insurance company by merging with and into SCPIE Indemnity Company (the "Reorganization"). In connection with the Reorganization, 9,994,652 shares of the Company's common stock were issued to members of SCPIE, and 500,000 shares of common stock were issued to SCPIE Indemnity Company. On January 30, 1997, the Company engaged in an initial public offering of 2,300,000 shares of its common stock, $.0001 par value. Stockholders of the Company now hold shares of common stock of a public company, tradable on the New York Stock Exchange. Further information concerning the Company's securities can be found in the Company's Registration Statement on Form S-4 declared effective by the SEC on September 17, 1996, and Registration Statement on S-1 declared effective by the SEC on January 29, 1997, which are each incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

27 Financial Data Schedule

(b) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCPIE HOLDINGS INC.

Date:  May 14, 1997                 By:               PATRICK LO
                                        ----------------------------------------
                                                      Patrick Lo
                                      Vice President and Chief Financial Officer