Form 10-Q
period 1997-06-30
SCPIE HOLDINGS INC
filed 1997-08-13
CIK 1013609

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1997                  COMMISSION FILE NO. 1-12449


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

    At August 8, 1997, the Registrant had issued and outstanding an aggregate of 12,794,652 shares of its Common Stock.



================================================================================

                         PART I -- FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                               SCPIE HOLDINGS INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                   JUNE  30,        DECEMBER 31,
                                                     1997               1996
                                                 -----------       -------------
                                                 (UNAUDITED)
     ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value
     (amortized cost 1997-- $686,480;
     1996-- $660,820)..........................    $687,530           $668,367
  Equity investments, at fair value
    (cost 1997-- $15,793; 1996-- $15,555)......      20,440             19,977
                                                   --------           --------
          Total securities available for sale..     707,970            688,344
Short-term investments.........................      32,139             29,566
                                                   --------           --------
          Total investments....................     740,109            717,910
Cash...........................................       9,534              4,212
Accrued investment income......................      13,165             11,198
Reinsurance recoverables.......................      16,738             19,266
Deferred federal income taxes..................      22,687             20,221
Deferred policy acquisition costs..............         581                591
Property and equipment, net....................      19,450             19,084
Other assets...................................      17,135             12,673
                                                   --------           --------
          Total assets.........................    $839,399           $805,155
                                                   ========           ========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses..........    $461,309           $459,567
  Unearned premiums............................      24,751             25,297
                                                   --------           --------
          Total reserves.......................     486,060            484,864
Policyholders' dividends payable...............       2,944              7,723
Other liabilities..............................      14,622             24,001
                                                   --------           --------
          Total liabilities....................     503,626            516,588

Commitments and contingencies

    STOCKHOLDERS' EQUITY
Common stock, par value $.0001, 30,000,000
shares authorized, 12,794,652 shares issued,
12,294,652 shares outstanding..................           1                 --
Additional paid-in capital.....................      36,386                 --
Retained earnings..............................     295,683            280,788
Unrealized appreciation on securities
  available-for-sale, net of deferred taxes....       3,703              7,779
                                                   --------           --------

          Total stockholders' equity...........     335,773            288,567
                                                   --------           --------
          Total liabilities and
            stockholders' equity...............    $839,399           $805,155
                                                   ========           ========



                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                              STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                                ----------------------       ----------------------
                                                   1997         1996           1997          1996
                                                --------      --------       --------      --------
Revenues:
  Premiums earned ........................      $ 32,687      $ 29,623       $ 69,111      $ 61,128
  Net investment income ..................        10,637        10,378         21,209        20,939
  Realized investment gains (losses) .....         1,975        (1,308)         3,187        11,496
  Other revenue ..........................           150           124            289           124
                                                --------      --------       --------      --------
          Total revenues .................        45,449        38,817         93,796        93,687
Expenses:
  Losses and loss adjustment expenses ....        30,201        27,146         63,744        58,247
  Other operating expenses ...............         4,388         3,166          8,583         6,764
                                                --------      --------       --------      --------
          Total expenses .................        34,589        30,312         72,327        65,011
                                                --------      --------       --------      --------
Income before policyholders' dividends and
  federal income taxes (benefit) .........        10,860         8,505         21,469        28,676
Policyholders' dividends .................            --         9,000             --         9,000
Federal income taxes (benefit) ...........         2,856          (828)         5,344         5,599
                                                --------      --------       --------      --------
          Net income .....................      $  8,004      $    333       $ 16,125      $ 14,077
                                                ========      ========       ========      ========

Net  earnings per share of common stock ..      $   0.65      $   0.03       $   1.35      $   1.41
                                                ========      ========       ========      ========
Cash dividend declared per
  share of common stock ..................      $   0.05      $     --       $   0.10      $     --



                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               UNREALIZED
                                                 ADDITIONAL                   APPRECIATION         TOTAL
                                     COMMON        PAID-IN      RETAINED      (DEPRECIATION)    STOCKHOLDERS'
                                     STOCK        CAPITAL       EARNINGS      OF INVESTMENTS       EQUITY
                                   ---------     ---------     ---------      --------------    ------------
BALANCE AT JANUARY 1, 1997 ......        $--     $      --     $ 280,788         $   7,779       $ 288,567
   Net income ...................         --            --        16,125                --          16,125
   Issuance of common stock .....          1        36,386            --                --          36,387
   Cash dividend ................         --            --        (1,230)               --          (1,230)
   Net unrealized depreciation ..         --            --            --            (4,076)         (4,076)
                                   ---------     ---------     ---------         ---------       ---------
BALANCE AT JUNE 30, 1997 ........  $       1     $  36,386     $ 295,683         $   3,703       $ 335,773
                                   =========     =========     =========         =========       =========

                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                                 -------------------------        -------------------------
                                                                   1997             1996            1997             1996
                                                                 --------        ---------        --------        ---------
      OPERATING ACTIVITIES
      Net income............................................     $  8,004        $     333        $ 16,125        $  14,077
      Adjustments  to reconcile  net income to net cash
      provided by (used in) operating  activities:
        Unpaid losses and loss adjustment expenses, and
          reinsurance recoverables..........................        1,481            3,299           4,268            5,689
        Accrued investment income...........................       (3,078)            (662)         (1,967)          (1,135)
        Provision for deferred federal income taxes.........          (21)            (261)           (134)            (446)
        Unearned premiums...................................         (275)           2,473            (546)           2,713
        Policyholders' dividends payable....................       (2,377)           6,651          (4,779)           4,305
        Realized investments (gains) losses.................       (1,975)           1,308          (3,187)         (11,496)
        Provisions for amortization and depreciation........          857              (55)          1,452              933
        Changes in other liabilities........................         (685)         (15,758)         (3,551)            (970)
        Changes in other assets.............................        2,489           (6,454)         (4,587)           5,780
                                                                 --------        ----------       --------        ---------
                Net cash provided by (used in)  operating
                  Activities................................        4,420           (9,126)          3,094           19,450

      INVESTING ACTIVITIES
         Purchases-- fixed maturities.......................     (101,288)        (139,765)       (198,483)        (298,305)
         Sales-- fixed maturities...........................       80,666          137,732         161,285          211,974
         Maturities-- fixed maturities......................        3,006            8,244           4,224            9,476
         Purchases-- equities...............................       (1,648)          (1,672)         (4,340)            (569)
         Sales-- equities...................................        5,085            1,545           6,958           47,421
         Change in short-term investments, net..............       11,794            4,566          (2,573)          14,048
                                                                 --------        ---------        --------        ---------
                Net cash provided by (used in) investing
                  Activities................................       (2,385)          10,650         (32,929)         (15,955)
                                                                 --------        ---------        --------        ---------

      FINANCING ACTIVITIES
         Issuance of common stock, net of expenses..........           --               --          36,387               --
         Cash dividends.....................................         (615)              --          (1,230)              --
                                                                 --------        ---------        --------        ---------
                Net cash provided by (used in) financing             (615)              --          35,157               --
                                                                 ---------       ---------        --------        ---------
      activities............................................
      Increase in cash......................................        1,420            1,524           5,322            3,495

      Cash at beginning of period...........................        8,114            5,024           4,212            3,053
                                                                 --------        ---------        --------        ---------
      Cash at end of period.................................     $  9,534        $   6,548        $  9,534        $   6,548
                                                                 ========        =========        ========        =========

                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1997

1. BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

    The accompanying June 30, 1997 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company
(SMC), collectively, the Company.

    The June 30, 1996 financial statements have been combined using the consolidated balance sheets and results of operations of the Southern California Physicians Insurance Exchange (the Exchange) and the Organization of Southern California Physicians, Inc. (OSCAP). All transactions between the Exchange and OSCAP have been eliminated in the preparation of the combined financial statements.

    Financial statements for December 31, 1996 represent the consolidated financial statements of the Exchange and its wholly-owned subsidiaries, SCPIE Holdings, SCPIE Indemnity, AHI, AHSIC and SMC. All material intercompany transactions have been eliminated.

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

    The principal purpose of the Reorganization was to improve SCPIE's access to the capital markets and to raise capital to permit the growth of existing business and develop new business opportunities in the professional liability insurance industry. The Reorganization also provided members of the Exchange with shares of common stock in exchange for their membership interests in the Exchange.

    Concurrent with the Reorganization, SCPIE Holdings completed an initial public offering which generated net proceeds to SCPIE Holdings of approximately $36.4 million.

2. EARNINGS PER SHARE

    Earnings per share for the three and six month periods ended June 30, 1997 is computed using the weighted average number of common shares outstanding during the period of 12,294,652 and 11,927,001, respectively. Earnings per share for the three and six month periods ended June 30, 1996 gives effect to the Reorganization and the allocation of 10,000,000 common shares to eligible members of the Exchange.

3. NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FASB 128) "Earnings Per Share" which is effective for periods ending after December 15, 1997. Under FASB 128, primary earnings per share will be replaced by basic earnings per share. Fully diluted shares would not change significantly but would be renamed diluted earnings per share. All previously recorded earnings per share amounts will be required to be restated to conform to the new standard. The Company does not expect that the adoption of this accounting standard will have any impact on its 1997 earnings per share amounts.

4. INVESTMENTS

    The Company's investments in available-for-sale securities at June 30, 1997 are summarized as follows:

                                                 COST OR        GROSS           GROSS
                                                AMORTIZED    UNREALIZED      UNREALIZED
                                                  COST          GAINS          LOSSES       FAIR VALUE
                                                ---------    ---------       ----------     ----------
                                                                   (IN THOUSANDS)
    Fixed-maturity securities:
       Bonds:
          U. S. Government and Agencies ......  $266,327       $ 3,159         $ 2,604       $266,882
          State, Municipalities and
            Political Subdivisions ...........   320,281         3,206           2,486        321,001
         Mortgage-backed securities,
          U.S. Government ....................    89,765           624             849         89,540
          Corporate ..........................    10,007            --              --         10,007
          Other ..............................       100            --              --            100
                                                --------       -------         -------       --------
    Total fixed-maturity securities ..........   686,480         6,989           5,939        687,530
    Equity securities ........................    15,793         4,963             316         20,440
                                                --------       -------         -------       --------
    Total ....................................  $702,273       $11,952         $ 6,255       $707,970
                                                ========       =======         =======       ========


5. FEDERAL INCOME TAXES

    The components of the federal income tax provision in the accompanying statements of income are summarized as follows:

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                        ----------------------
                                         1997            1996
                                        ------           -----
                                           (IN THOUSANDS)
Current .............................   $5,478           $6,045
Deferred ............................     (134)            (446)
                                        ------           ------
Total ...............................   $5,344           $5,599
                                        ======           ======

    A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                   1997           1996
                                                  -------        ------
                                                     (IN THOUSANDS)
         Federal income tax at 35% ...........    $ 7,514        $6,887
         Increase (decrease) in taxes
          resulting from:
            Tax-exempt interest ..............     (2,241)       (1,276)
            Dividends received deduction .....        (63)          (96)
            Goodwill .........................         98            --
            Other ............................         36            84
                                                  -------        ------
         Total ...............................    $ 5,344        $5,599
                                                  =======        ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For purposes of this Quarterly Report on Form 10-Q, the terms "SCPIE" and the "Company" refer, at all times prior to January 29, 1997, to Southern California Physicians Insurance Exchange (the "Exchange") and its subsidiaries, collectively, and at all times on or after such date, to SCPIE Holdings Inc. and its subsidiaries, collectively; and the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries. The offering of the common stock of SCPIE Holdings is referred to herein as the "Offering" and was consummated on January 29, 1997.

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

    On January 30, 1997, the Company engaged in an initial public offering of 2,300,000 shares of its Common Stock. $.0001 par value, pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission ("SEC") on January 29, 1997. The principal purpose of the Offering was to improve the Company's access to the capital markets and to raise capital to permit the growth of existing business and develop new business opportunities in the professional liability insurance industry. The net proceeds of the Offering are being used to capitalize the Company's insurance company subsidiaries to facilitate geographic expansion, and for general corporate purposes.

    Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the Company's concentration of business in a single line in a single state; the Company's current reliance on a single broker for hospital business and termination of this relationship as of October 1, 1997; competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense reserves, reinsurance, importance of ratings, regulatory matters, and changes in health care; and certain structural matters, including the Company's holding company structure and anti-takeover measures. These risks and uncertainties are discussed in more detail under "Business -- Risk Factors," and "Management's Discussion and Analysis -- General" in the Company's registration statement on Form 10-K for the fiscal year 1996, filed with the SEC on March 28, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Premiums Earned. Premiums earned increased approximately $3.1 million, or 10.3%, to $32.7 million for the three months ended June 30, 1997 from $29.6 million for the same period in 1996. The increase was principally due to a $3.0 million increase in hospital medical malpractice insurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $27.3 million for the three months ended June 30, 1997 compared to $28.0 million for the same period in 1996. An average 5.0% increase in premium rates in effect during the 1997 period was offset by a 5.2% decrease in the average number of policies in force during the 1997 period as compared to the 1996 period. Hospital medical malpractice premiums were approximately $3.6 million for the three months ended June 30, 1997 compared to $0.6 million for the same period in 1996. Assumed reinsurance premiums were approximately $1.6 million for the three months ended June 30, 1997 compared to $0.9 million for the same period in 1996.

    Net Investment Income. Net investment income increased approximately $0.2 million, or 2.5%, to $10.6 million for the three months ended June 30, 1997 from $10.4 million for the same period in 1996. Average invested assets increased to $735.1 million during the three months ended June 30, 1997 compared to $696.7 million for the same period in 1996.

    Realized Investment Gains and Other Revenue. Realized investment gains were approximately $2.0 million for the three months ended June 30, 1997 compared to a realized loss of $1.3 million for the same period in 1996.

    Losses and LAE. Losses and LAE increased $3.1 million, or 11.3%, to $30.2 million for the three months ended June 30, 1997 from $27.1 million for the same period in 1996. As a percentage of premiums earned, losses and LAE increased to 92.4% for the three months ended June 30, 1997 from 91.6% for the same period in 1996. For the three months ended June 30, 1997, the Company reduced loss and LAE reserves incurred in prior policy years approximately $12.0 million as compared to a reserve reduction of $13.7 million for the same period in 1996 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased $1.2 million, or 38.6%, to $4.4 million for the three months ended June 30, 1997 from $3.2 million for the same period in 1996. This increase was principally attributable to increases in policy acquisition expenses of $0.1 million, insurance department licenses and fees of $0.1 million and legal and consulting expenses of $0.5 million. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 13.4% for the three months ended June 30, 1997 and 10.7% for the same period in 1996.

    Policyholders' Dividends. In the second quarter of 1996, the Board of Governors declared a final dividend of $9.0 million to members of the Exchange. Such dividend will be paid principally in the form of premium credits during 1997. This dividend is reflected as an expense during the three months ended June 30, 1996.

    Federal Income Taxes. Federal income tax expense increased $3.7 million, to $2.9 million for the three months ended June 30, 1997 from a benefit of $.8 million for the same period in 1996. The effective tax rate is 26.3% for the three months ended June 30, 1997. A benefit resulted during the three months ended June 30, 1996 due to the final policyholders' dividend accrual that reduced taxable income by $9.0 million.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Premiums Earned. Premiums earned increased approximately $8.0 million, or 13.1%, to $69.1 million for the six months ended June 30, 1997 from $61.1 million for the same period in 1996. The increase was principally due to a $7.3 million increase in hospital medical malpractice insurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $57.6 million for the six months ended June 30, 1997 compared to $58.3 million for the same period in 1996. An average 5.0% increase in premium rates in effect during the 1997 period was offset by a 4.6% decrease in the average number of policies in force during the 1997 period as compared to the 1996 period. Hospital medical malpractice premiums were approximately $8.1 million for the six months ended June 30, 1997 compared to $0.8 million for the same period in 1996. Assumed reinsurance premiums were approximately $2.9 million for the six months ended June 30, 1997 compared to $1.6 million for the same period in 1996.

    Net Investment Income. Net investment income increased approximately $0.3 million, or 1.3%, to $21.2 million for the six months ended June 30, 1997 from $20.9 million and for the same period in 1996. Average invested assets increased to $724.7 million during the six months ended June 30, 1997 compared to $680.8 million for the same period in 1996. The average pre-tax yield on the investment portfolio declined to 5.9% for the six months ended June 30, 1997 compared to 6.3% for the same period in 1996 due to a greater percentage of the portfolio held in 1997 in lower yielding tax-exempt securities.

    Realized Investment Gains and Other Revenue. Realized investment gains were approximately $3.2 million for the six months ended June 30, 1997 compared to $11.5 million for the same period in 1996. Approximately $10.0 million of the gains from 1996 resulted from the sale of equity securities in connection with the Company's decision in the first quarter to increase the focus of its investment portfolio on fixed maturity securities. The remainder was attributable to sales made in the fixed maturity portion of the investment portfolio to take advantage of more favorable yields or to reposition the maturity of the portfolio.

    Losses and LAE. Losses and LAE increased $5.5 million, or 9.4%, to $63.7 million for the six months ended June 30, 1997 from $58.2 million for the same period in 1996. As a percentage of premiums earned, losses and LAE decreased to 92.2% for the six months ended June 30, 1997 from 95.3% for the same period in 1996. For the six months ended June 30, 1997, the Company reduced loss and LAE reserves incurred in prior policy years approximately $27.0 million as compared to a reserve reduction of approximately $27.9 million in loss and LAE reserves for the six months ended June 30, 1996 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased $1.8 million, or 26.9%, to $8.6 million for the six months ended June 30, 1997 from $6.8 million for the same period in 1996. This increase was principally attributable to increases in policy acquisition expenses of $0.7 million, legal and consulting expenses of $0.5 million and insurance department licenses and fees of $0.1 million. The expense ratio was 12.4% for the six months ended June 30, 1997 and 11.1% for the same period in 1996.

    Policyholders' Dividends. During 1996, the Board of Governors declared a final dividend of $9.0 million to members of the Exchange. Such dividend will be paid principally in the form of premium credits during 1997. This dividend is reflected as an expense for the six months ended June 30, 1996.

    Federal Income Taxes. Federal income taxes decreased $0.3 million, or 4.6%, to $5.3 million for the six months ended June 30, 1997 from $5.6 million for the same period in 1996. The effective tax rate decreased to 25.0% for the six months ended June 30, 1997 from 28.5% for the same period in 1996, due primarily to an increase in tax-exempt interest and lower realized investment gains for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. SCPIE has also paid significant dividends, in the form of premium credits, to its members in each year since 1980. SCPIE paid $9.9 million, $9.5 million and $11.2 million of such dividends during the years ended December 31, 1996, 1995 and 1994, respectively, and $2.4 million during the first six months of 1997. The Board of Governors declared a final dividend in 1996 to members of the Exchange of $9.0 million, which will be paid principally in the form of premium credits during 1997. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders.

    The Company has consistently experienced positive cash flow from operations. Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. Cash provided by operating activities for the Company, before the payment of dividends to policyholders, was $39.8 million in 1996, an increase of $18.8 million compared to 1995. The higher amount of cash flow from operations in 1996 was due to a refund of federal income tax and interest of $25.9 million in settlement of a tax dispute for the 1985 through 1988 tax years. During the first six months of 1997, the cash provided by operating activities for the Company was $3.1 million.

    The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. A change in SCPIE's investment philosophy in 1993 resulted in an increase in the purchase of equity securities and a reduction in the purchase of fixed maturity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly,

SCPIE's portfolio of unaffiliated equity securities was reduced from $61.1 million at December 31, 1995 to $20.4 million at June 30, 1997. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future. The Company has made limited investments in real estate, which is used almost entirely in the Company's operating activities, with the remainder leased to third parties.

    The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $32.1 million, or 4.3% of invested assets, at June 30, 1997. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

    SCPIE Holdings is an insurance holding company whose assets consist of all of the capital stock of its insurance subsidiaries and approximately $36.4 million of net proceeds from its January 1997 common stock offering, after payment of expenses of the Reorganization. Of the proceeds, SCPIE has contributed $25.0 million to one of its insurance company subsidiaries and has contributed another $8.0 million to another insurance company subsidiary. Its principal sources of funds will be dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. The amount of dividends the insurance subsidiaries are able to pay to SCPIE Holdings during 1997 without prior regulatory approval is approximately $32.7 million. Dividends of $20.0 million were paid during the first six months of 1997.

    The Company is seeking to obtain a new bank facility in the principal amount of approximately $50.0 million from a large lender. The Company expects that this facility will be an unsecured revolving line of credit to be used by the Company for general corporate purposes. There can be no assurance that the Company will be able to obtain this new bank facility, or any bank facility, on terms that are satisfactory to the Company.

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

    During May 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock in the open market. The repurchase may begin at any time and continue until May 1998. No shares were repurchased during the second quarter of 1997.


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


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding legal proceedings, see "Quarterly Report Under
Section 13 or 15(d) of the Securities Exchange Act of 1934 (Form 10-Q) for the Quarter ended March 31, 1997," incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At an Annual Meeting of Stockholders held on May 8, 1997, the following individuals were reelected to the Board of Directors of the Company for a term ending in 2000: Allan K. Briney, M.D. (7,286,647 votes for, 91,652 withheld authority), Willis T. King, Jr. (7,287,269 votes for, 91,030 withheld authority), Harriet M. Opfell, M.D. (7,284,479 votes for, 93,820 withheld authority), and Reinhold A. Ullrich, M.D. (7,288,025 votes for, 90,274 withheld authority).

    In addition, Ernst & Young LLP was reappointed as the independent accountant of the Company for the fiscal year ending December 31, 1997. With respect to this reappointment, 7,171,237 stockholders voted for ratification of this appointment, 35,766 stockholders voted against, 171,296 stockholders abstained, and no broker non-votes were received.

ITEM 5. OTHER INFORMATION

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

    SCPIE has terminated its exclusive marketing agreement with SKA effective October 1, 1997, and plans to actively market its hospital policies directly and through others. In addition, SCPIE has submitted a bid to purchase certain assets of SKA. A court decision regarding the transaction is expected in early September 1997, at which time any other prospective purchasers will have the opportunity to submit higher bids.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

27  Financial Data Schedule

(b) Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCPIE HOLDINGS INC.


Date:  August 13, 1997           By: /s/             PATRICK LO
                                     ------------------------------------------
                                                     Patrick Lo
                                     Vice President and Chief Financial Officer