Form 10-Q
period 1997-09-30
SCPIE HOLDINGS INC
filed 1997-11-13
CIK 1013609

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1997             COMMISSION FILE NO. 1-12449


                               SCPIE HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            95-4457980
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)



  9441 WEST OLYMPIC BOULEVARD                                    90213
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


                              Yes  [X]   No  [ ]


      At October 31, 1997, the Registrant had issued and outstanding an aggregate of 12,792,091 shares of its Common Stock.



================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SCPIE HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                     1997                   1996
                                                                -------------           -------------
                                                                 (UNAUDITED)
     ASSETS
Securities available-for-sale:
  Fixed-maturity investments, at fair value
     (amortized cost 1997-- $682,154; 1996-- $660,820)          $     692,138           $     668,367
  Equity investments, at fair value
    (cost 1997-- $16,187; 1996-- $15,555)                              22,998                  19,977
                                                                -------------           -------------
          Total securities available-for-sale                         715,136                 688,344
Short-term investments                                                 57,920                  29,566
                                                                -------------           -------------
          Total investments                                           773,056                 717,910
Cash                                                                    5,352                   4,212
Accrued investment income                                              11,456                  11,198
Reinsurance recoverables                                               14,211                  19,266
Deferred federal income taxes                                          18,506                  20,221
Deferred policy acquisition costs                                         528                     591
Property and equipment, net                                            19,582                  19,084
Other assets                                                           16,153                  12,673
                                                                -------------           -------------
          Total assets                                          $     858,844           $     805,155
                                                                =============           =============

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses                           $     458,308           $     459,567
  Unearned premiums                                                    22,502                  25,297
                                                                -------------           -------------
          Total reserves                                              480,810                 484,864
Policyholders' dividends payable                                          801                   7,723
Other liabilities                                                      27,594                  24,001
                                                                -------------           -------------
          Total liabilities                                           509,205                 516,588

Commitments and contingencies

    STOCKHOLDERS' EQUITY
Common stock, par value $0.0001, 30,000,000
shares authorized, 12,792,091 shares issued,                                1                      --
12,290,091 shares outstanding
Additional paid-in capital                                             36,386                      --
Retained earnings                                                     302,389                 280,788
Treasury stock, at cost (2,000 shares)                                    (54)                     --
Unrealized appreciation on securities
  available-for-sale, net of deferred taxes                            10,917                   7,779
                                                                -------------           -------------
          Total stockholders' equity                                  349,639                 288,567
                                                                -------------           -------------
          Total liabilities and stockholders' equity            $     858,844           $     805,155
                                                                =============           =============


                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                    --------------------------          --------------------------
                                                      1997              1996              1997              1996
                                                    --------          --------          --------          --------
Revenues:
  Premiums earned                                   $ 32,972          $ 29,016          $102,083          $ 90,144
  Net investment income                               10,798            10,245            32,007            31,184
  Realized investment gains                              989                58             4,176            11,554
  Other revenue                                          154                55               443               179
                                                    --------          --------          --------          --------
          Total revenues                              44,913            39,374           138,709           133,061
Expenses:
  Losses and loss adjustment expenses                 31,578            28,307            95,322            86,554
  Other operating expenses                             4,024             3,400            12,607            10,164
                                                    --------          --------          --------          --------
          Total expenses                              35,602            31,707           107,929            96,718
                                                    --------          --------          --------          --------
Income before policyholders' dividends and
  federal income taxes                                 9,311             7,667            30,780            36,343
Policyholders' dividends                                  --                --                --             9,000
Federal income taxes                                   1,991             1,895             7,335             7,494
                                                    --------          --------          --------          --------
          Net income                                $  7,320          $  5,772          $ 23,445          $ 19,849
                                                    ========          ========          ========          ========

Net earnings per share of common stock              $   0.60          $   0.58          $   1.95          $   1.98
                                                    ========          ========          ========          ========

Cash dividend declared per share of common stock    $   0.05          $     --          $   0.15          $     --


                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)


                                                          ADDITIONAL                                 UNREALIZED       TOTAL
                                              COMMON       PAID-IN       RETAINED      TREASURY     APPRECIATION   STOCKHOLDERS'
                                              STOCK        CAPITAL       EARNINGS        STOCK     OF INVESTMENTS     EQUITY
                                            ---------     ---------     ---------      ---------   --------------  -------------
BALANCE AT JANUARY 1, 1997                  $      --     $      --     $ 280,788      $      --      $   7,779     $ 288,567
   Net income                                      --            --        23,445             --             --        23,445
   Issuance of common stock                         1        36,386            --             --             --        36,387
   Purchase of treasury stocks, at cost            --            --            --            (54)            --           (54)
   Cash dividend                                   --            --        (1,844)            --             --        (1,844)
   Net unrealized appreciation                     --            --            --             --          3,138         3,138
                                            ---------     ---------     ---------      ---------      ---------     ---------
BALANCE AT SEPTEMBER 30, 1997               $       1     $  36,386     $ 302,389      $     (54)     $  10,917     $ 349,639
                                            =========     =========     =========      =========      =========     =========


                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  ------------------------      ------------------------
                                                                     1997           1996           1997           1996
                                                                  ---------      ---------      ---------      ---------
OPERATING ACTIVITIES
Net income                                                        $   7,320      $   5,772      $  23,445      $  19,849
Adjustments to reconcile net income to net cash
provided by operating activities:
  Unpaid losses and loss adjustment expenses, and                      (474)        (1,235)         3,794          4,454
    reinsurance recoverables
  Accrued investment income                                           1,709          1,089           (258)           (46)
  Provision for deferred federal income taxes                           297           (265)           163           (711)
  Unearned premiums                                                  (2,249)           529         (2,795)         3,242
  Policyholders' dividends payable                                   (2,143)        (2,365)        (6,922)         1,940
  Realized investments gains                                           (989)           (58)        (4,176)       (11,554)
  Provisions for amortization and depreciation                        1,668          1,365          3,120          2,298
  Changes in other liabilities                                          (64)            81         (3,615)          (889)
  Changes in other assets                                             1,172          1,595         (3,415)         7,375
                                                                  ---------      ---------      ---------      ---------
          Net cash provided by operating activities                   6,247          6,508          9,341         25,958

INVESTING ACTIVITIES
   Purchases--fixed maturities                                      (42,194)       (78,721)      (240,677)      (377,026)
   Sales--fixed maturities                                           38,616         72,510        199,901        284,484
   Maturities--fixed maturities                                      19,800          4,735         24,024         14,211
   Purchases--equities                                               (1,118)        (3,070)        (5,458)        (3,639)
   Sales--equities                                                      916          1,546          7,874         48,967
   Changes in short-term investments                                (25,781)        (1,912)       (28,354)        12,136
                                                                  ---------      ---------      ---------      ---------
          Net cash used in investing activities                      (9,761)        (4,912)       (42,690)       (20,867)
                                                                  ---------      ---------      ---------      ---------

FINANCING ACTIVITIES
   Issuance of common stock, net of expenses                             --             --         36,387             --
   Purchase of treasury stock                                           (54)            --            (54)            --
   Cash dividends                                                      (614)            --         (1,844)            --
                                                                  ---------      ---------      ---------      ---------
          Net cash provided by (used in) financing activities          (668)            --         34,489             --
                                                                  ---------      ---------      ---------      ---------

Increase (decrease) in cash                                          (4,182)         1,596          1,140          5,091

Cash at beginning of period                                           9,534          6,548          4,212          3,053
                                                                  ---------      ---------      ---------      ---------
Cash at end of period                                             $   5,352      $   8,144      $   5,352      $   8,144
                                                                  =========      =========      =========      =========


                             See accompanying notes.

                               SCPIE HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997

1.    BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

      The accompanying September 30, 1997 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company. On September 30, 1997, SCPIE Indemnity paid a dividend of the outstanding stock of SMC and its subsidiaries to SCPIE Holdings.

      Financial statements for 1996 represent the consolidated financial statements of the Southern California Physicians Insurance Exchange (the Exchange) and its wholly owned subsidiaries, SCPIE Holdings, SCPIE Indemnity, AHI, AHSIC and SMC. All material intercompany transactions have been eliminated.

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

2.    EARNINGS PER SHARE

      Earnings per share for the three and nine month periods ended September 30, 1997 is computed using the weighted average number of common shares outstanding during the period of 12,291,047 and 12,048,257, respectively. Earnings per share for the three and nine month periods ended September 30, 1996 gives effect to the Reorganization and the allocation of 10,000,000 common shares to eligible members of the Exchange.

3.    NEW ACCOUNTING STANDARDS

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

4.    INVESTMENTS

      The Company's investments in available-for-sale securities at September 30, 1997 are summarized as follows:

                                             COST OR            GROSS            GROSS
                                            AMORTIZED        UNREALIZED        UNREALIZED
                                              COST              GAINS            LOSSES          FAIR VALUE
                                            --------         ----------        ----------        ----------
                                                                    (IN THOUSANDS)
Fixed-maturity investments:
      U.S. Government and Agencies          $275,149          $  5,590          $    567          $280,172
      State, Municipalities and
        Political Subdivisions               331,213             5,715             1,168           335,760
     Mortgage-backed securities               70,692               732               318            71,106
     Corporate                                 5,100                --                --             5,100
                                            --------          --------          --------          --------
Total fixed-maturity                         682,154            12,037             2,053           692,138
investments
Equity investments                            16,187             7,010               199            22,998
                                            --------          --------          --------          --------
Total investments                           $698,341          $ 19,047          $  2,252          $715,136
                                            ========          ========          ========          ========

5.      FEDERAL INCOME TAXES

        The components of the federal income tax provision in the accompanying statements of income are summarized as follows:

                     NINE MONTHS ENDED
                        SEPTEMBER 30,
                  ------------------------
                    1997             1996
                  -------          -------
                       (IN THOUSANDS)
[S]               [C]              [C]
Current           $ 7,172          $ 8,205
Deferred              163             (711)
                  -------          -------
Total             $ 7,335          $ 7,494
                  =======          =======

        A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        1997               1996
                                                      --------           --------
                                                            (IN THOUSANDS)
Federal income tax at 35%                             $ 10,773           $  9,570
Increase (decrease) in taxes resulting from:
   Tax-exempt interest                                  (3,551)            (2,135)
   Dividends received deduction                            (99)              (106)
   Goodwill                                                168                 98
   Other                                                    44                 67
                                                      --------           --------
Total                                                 $  7,335           $  7,494
                                                      ========           ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For purposes of this Quarterly Report on Form 10-Q, the terms "SCPIE" and the "Company" refer, at all times prior to January 29, 1997, to Southern California Physicians Insurance Exchange (the "Exchange") and its subsidiaries, collectively, and at all times on or after such date, to SCPIE Holdings Inc. and its subsidiaries, collectively; and the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries. The offering of the common stock of SCPIE Holdings is referred to herein as the "Offering" and was consummated on January 30, 1997.

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

        On January 30, 1997, the Company engaged in an initial public offering of 2,300,000 shares of its Common Stock, $.0001 par value, pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission ("SEC") on January 29, 1997. The principal purpose of the Offering was to improve the Company's access to the capital markets and to raise capital to permit the growth of existing business and develop new business opportunities in the professional liability insurance industry. The net proceeds of the Offering are being used to capitalize the Company's insurance company subsidiaries to facilitate geographic expansion, and for general corporate purposes.

        Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the Company's concentration of business in a single line in a single state; the Company's recent reliance on a single broker for hospital business and termination of this relationship as of October 1, 1997; competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense reserves, reinsurance, importance of ratings, regulatory matters, and changes in health care; the availability of bank financing; and certain structural matters, including the Company's holding company structure and anti-takeover measures. These risks and uncertainties are discussed in more detail under "Business--Risk Factors," and "Management's Discussion and Analysis--General" in the Company's registration statement on Form 10-K for the fiscal year 1996, filed with the SEC on March 28, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

        Premiums Earned. Premiums earned increased approximately $4.0 million, or 13.6%, to $33.0 million for the three months ended September 30, 1997 from $29.0 million for the same period in 1996. The increase was principally due to a $3.8 million increase in hospital medical malpractice insurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $27.4 million for the three months ended September 30, 1997 compared to $27.6 million for the same period in 1996. An average 5.0% increase in premium rates in effect during the 1997 period was offset by a 5.3% decrease in the average number of policies in force during the 1997 period as compared to the 1996 period. Hospital medical malpractice premiums were approximately $4.1 million for the three months ended September 30, 1997 compared to $0.3 million for the same period in 1996. Assumed reinsurance premiums were approximately $1.3 million for the three months ended September 30, 1997 compared to $0.9 million for the same period in 1996.

        Net Investment Income. Net investment income increased approximately $0.6 million, or 5.4%, to $10.8 million for the three months ended September 30, 1997 from $10.2 million for the same period in 1996. Average assets increased to $751.1 million during the three months ended September 30, 1997 compared to $692.1 million for the same period in 1996.

        Realized Investment Gains. Realized investment gains were approximately $1.0 million for the three months ended September 30, 1997 compared to $58,000 for the same period in 1996.

        Losses and LAE. Losses and LAE increased $3.3 million, or 11.6%, to $31.6 million for the three months ended September 30, 1997 from $28.3 million for the same period in 1996. As a percentage of premiums earned, losses and LAE decreased to 95.8% for the three months ended September 30, 1997 from 97.6% for the same period in 1996. For the three months ended September 30, 1997, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $9.0 million as compared to a reserve reduction of $10.7 million for the same period in 1996 for claims incurred in prior policy years.

        Other Operating Expenses. Other operating expenses increased $0.6 million, or 18.4%, to $4.0 million for the three months ended September 30, 1997 from $3.4 million for the same period in 1996. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 12.2% for the three months ended September 30, 1997 and 11.7% for the same period in 1996.

        Federal Income Taxes. Federal income tax expense increased $0.1 million, to $2.0 million for the three months ended September 30, 1997 from $1.9 million for the same period in 1996. The effective tax rate is 21.4% for the three months ended September 30, 1997 compared to 24.7% for the same period in 1996. The decrease in the effective tax rate is due to higher tax-exempt interest income received.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

        Premiums Earned. Premiums earned increased approximately $12.0 million, or 13.2%, to $102.1 million for the nine months ended September 30, 1997 from $90.1 million for the same period in 1996. The increase was principally due to a $11.0 million increase in hospital medical malpractice insurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $85.0 million for the nine months ended September 30, 1997 compared to $85.9 million for the same period in 1996. An average 5.0% increase in premium rates in effect during the 1997 period was offset by a 4.1% decrease in the average number of policies in force during the 1997 period as compared to the 1996 period. Hospital medical malpractice premiums were approximately $12.1 million for the nine months ended September 30, 1997 compared to $1.1 million for the same period in 1996. Assumed reinsurance premiums were approximately $4.3 million for the nine months ended September 30, 1997 compared to $2.5 million for the same period in 1996.

        Net Investment Income. Net investment income increased approximately $0.8 million, or 2.6%, to $32.0 million for the nine months ended September 30, 1997 from $31.2 million and for the same period in 1996. Average invested assets increased to $736.8 million during the nine months ended September 30, 1997 compared to $682.2 million for the same period in 1996. The average pre-tax yield on the investment portfolio declined to 5.6% for the nine months ended September 30, 1997 compared to 6.1% for the same period in 1996 due to a greater percentage of the portfolio held in 1997 in lower yielding tax-exempt securities.

        Realized Investment Gains. Realized investment gains were approximately $4.2 million for the nine months ended September 30, 1997 compared to $11.6 million for the same period in 1996. Approximately $10.0 million of the gains from 1996 resulted from the sale of equity securities in connection with the Company's decision in the first quarter to increase the focus of its investment portfolio on fixed maturity securities. The remainder was attributable to sales made in the fixed maturity portion of the investment portfolio to take advantage of more favorable yields or to reposition the maturity of the portfolio.

        Losses and LAE. Losses and LAE increased $8.7 million, or 10.1%, to $95.3 million for the nine months ended September 30, 1997 from $86.6 million for the same period in 1996. As a percentage of premiums earned, losses and LAE decreased to 93.4% for the nine months ended September 30, 1997 from 96.0% for the same period in 1996. For the nine months ended September 30, 1997, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $35.9 million as compared to a reserve reduction of approximately $38.6 million in loss and LAE reserves for the nine months ended September 30, 1996 for claims incurred in prior policy years.

        Other Operating Expenses. Other operating expenses increased $2.4 million, or 24.0%, to $12.6 million for the nine months ended September 30, 1997 from $10.2 million for the same period in 1996. This increase was principally attributable to increases in policy acquisition expenses of $1.0 million, legal and consulting expenses of $1.0 million and insurance department licenses and fees of $0.2 million. The expense ratio was 12.4% for the nine months ended September 30, 1997 and 11.3% for the same period in 1996.

        Policyholders' Dividends. During 1996, the Board of Governors declared a final dividend of $9.0 million to members of the Exchange. Such dividend has been paid principally in the form of premium credits during 1997. This dividend is reflected as an expense for the nine months ended September 30, 1996.

        Federal Income Taxes. Federal income taxes decreased $0.2 million, or 2.1%, to $7.3 million for the nine months ended September 30, 1997 from $7.5 million for the same period in 1996. The effective tax rate decreased to 23.8% for the nine months ended September 30, 1997 from 27.4% for the same period in 1996, due primarily to an increase in tax-exempt interest and lower realized investment gains for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. SCPIE has also paid significant dividends, in the form of premium credits, to its members in each year since 1980. SCPIE paid $9.9 million, $9.5 million and $11.2 million of such dividends during the years ended December 31, 1996, 1995 and 1994, respectively, and $6.9 million during the first nine months of 1997. The Board of Governors declared a final dividend in 1996 to members of the Exchange of $9.0 million, which will be paid principally in the form of premium credits during 1997. Except for this final dividend, after the Reorganization, the Company will cease paying such premium credit dividends to its policyholders.

        The Company has consistently experienced positive cash flow from operations. Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. Cash provided by operating activities for the Company, before the payment of dividends to policyholders, was $39.8 million in 1996, an increase of $18.8 million compared to 1995. The higher amount of cash flow from operations in 1996 was due to a refund of federal income tax and interest of $25.9 million in settlement of a tax dispute for the 1985 through 1988 tax years. During the first nine months of 1997, the cash provided by operating activities for the Company was $9.3 million.

        The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. A change in SCPIE's investment philosophy in 1993 resulted in an increase in the purchase of equity securities and a reduction in the purchase of fixed maturity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, SCPIE's portfolio of unaffiliated equity securities was reduced from $61.1 million at December 31, 1995 to $23.0 million at September 30, 1997. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future. The Company has made limited investments in real estate, which is used almost entirely in the Company's operating activities, with the remainder leased to third parties.

        The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $57.9 million, or 7.5% of invested assets, at September 30, 1997. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

        SCPIE Holdings is an insurance holding company whose assets consist of all of the capital stock of its insurance subsidiaries and approximately $36.4 million of net proceeds from its January 1997 common stock offering, after payment of expenses of the Reorganization. Of the proceeds, SCPIE has contributed $25.0 million to one of its insurance company subsidiaries and has contributed another $8.0 million to another insurance company subsidiary. Its principal sources of funds will be dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. The amount of dividends the insurance subsidiaries are able to pay to SCPIE Holdings during 1997 without prior regulatory approval is approximately $32.7 million. Dividends of $20.0 million were paid during the first nine months of 1997.

        The Company has received a commitment from a large lender for a bank facility in the amount of $50.0 million. The commitment is subject to certain terms and conditions as well as negotiation and completion of all documentation. The Company expects to use this facility for general corporate purposes.

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

        During May 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock in the open market. The repurchase may begin at any time and continue until May 1998. During the third quarter of 1997, 2,000 shares were repurchased. Subsequent to September 30, 1997, 2,200 shares were repurchased.


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


                          PART II -- OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

        For information regarding legal proceedings, see "Quarterly Report Under
Section 13 or 15(d) of the Securities Exchange Act of 1934 (Form 10-Q) of the Company for the Quarter ended March 31, 1997," incorporated herein by this reference.

ITEM 5. OTHER INFORMATION

        In August 1995, SCPIE entered into a marketing agreement with Sullivan, Kelly and Associates, Inc. (SKA), one of the leading insurance brokers of hospital and large medical group coverages in the Western United States. Under the agreement, SKA had the exclusive right to market SCPIE's malpractice coverage for hospitals in all states, and SCPIE recognized SKA as the exclusive broker for medical group coverage in all states other than California. On December 16, 1996, SKA filed for bankruptcy in the United States Bankruptcy Court, Central District of California, and its assets were acquired by another insurance company in September 1997 in a court approved transaction.

        Effective October 1, 1997, SCPIE and SKA mutually agreed to terminate their exclusive marketing agreement. SCPIE now actively markets its hospital policies under a new program directly and through regional and local brokers, and competes with SKA and a number of insurance companies in the underwriting of hospital malpractice policies.

        AHI, a subsidiary of SCPIE Holdings, has formed a relationship with Poe & Brown, Inc., one of the nation's top independent insurance agency organizations, to provide professional liability insurance to physicians commencing January 1, 1998. This coverage will be offered to solo physicians and medical groups in 13 states, the largest being Connecticut, Florida and Georgia. This replaces an existing program Poe & Brown had established with another insurance company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herewith.

27      Financial Data Schedule

(b)     Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SCPIE HOLDINGS INC.


Date:  November 13, 1997       By:______________________________________________
                                                 Patrick T. Lo
                                   Vice President and Chief Financial Officer