Form 10-K
period 1997-12-31
SCPIE HOLDINGS INC
filed 1998-03-31
CIK 1013609

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997          Commission File No. 1-12449

                               SCPIE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                  95-4557980
            (State or other jurisdiction                     (I.R.S. Employer
          of incorporation or organization)                 Identification No.)


     9441 West Olympic Boulevard, Beverly Hills,                90212-4015
                     California
      (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (310) 551-5900

     Securities registered pursuant       Name of Exchange on which registered
      to Section 12(b) of the Act

Common Stock, par value $0.0001 per share
           (Title of Class)                      New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 16, 1998, was approximately $396,001,337 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 16, 1998, the Registrant had issued and outstanding an aggregate of 12,776,691 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 14, 1998 (only portions of which are incorporated by reference).

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

  SCPIE Holdings Inc. is the parent company of a group of insurance and insurance-related companies conducting business principally in California. It began operating as an independent publicly held company on January 29, 1997, as the result of the merger of Southern California Physicians Insurance Exchange ("SCPIE" or the "Exchange") into SCPIE Indemnity Company, a California domiciled insurance company and subsidiary of the Company ("SCPIE Indemnity"), and the issuance of 9,994,652 shares of common stock of the Company to approximately 10,400 members of the Exchange in exchange for their membership interests in SCPIE and 500,000 shares to SCPIE Indemnity (the "Reorganization"). On January 30, 1997, the Company sold an additional 2,300,000 shares in a public offering of its common stock (the "Offering"). The common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "SKP."

  For purposes of this Form 10-K report, the "Company" refers, at all times prior to January 29, 1997, the effective date of the Reorganization, to the Exchange and its subsidiaries, collectively, and at all times on or after such effective date, to SCPIE Holdings Inc. and its subsidiaries, collectively; the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries.

  SCPIE Holdings was organized in February 1996, as a Delaware corporation. The Company principally engages in conducting the business of its predecessor, the Exchange, through its subsidiaries. The insurance company subsidiaries of SCPIE Holdings include SCPIE Indemnity, American Healthcare Indemnity Company ("AHI") and American Healthcare Specialty Insurance Company ("AHSIC"). AHI and AHSIC were inactive insurance companies acquired by the Company in 1996 to expand the Company's operations outside California. AHI, domiciled in Delaware, is licensed to transact insurance in 46 states and the District of Columbia, and AHSIC, domiciled in Arkansas, is authorized to issue policies as an excess and surplus line insurer in four states. During 1997, SCPIE Holdings contributed $25.0 million and $23.0 million to the capital and surplus of AHI and AHSIC, respectively. The other subsidiaries of SCPIE include SCPIE Insurance Services, Inc., a California licensed insurance agency, and two companies providing management services. The term "Insurance Subsidiaries" refers to SCPIE Indemnity, AHI and AHSIC.

OVERVIEW

  The Company is a leading provider of medical malpractice insurance in California. The Company currently insures more than 9,000 California physicians and oral and maxillofacial surgeons practicing alone or in medical groups or clinics or other healthcare organizations. The Company also insures a variety of other healthcare providers, including hospitals, emergency department facilities, outpatient surgery centers and hemodialysis, clinical and pathology laboratories.

  The Company's total revenues and net income were $183.7 million and $32.2 million, respectively, for the year ended December 31, 1997 and were $173.4 million and $30.2 million, respectively, for the year ended December 31, 1996. As of December 31, 1997, the Company had $888.4 million of total assets and $361.1 million of total stockholders' equity.

  Medical malpractice insurance, or medical professional liability insurance, insures the physician, hospital or other healthcare provider against liabilities arising from the rendering of, or failure to render professional medical services. Under the typical medical malpractice insurance policy, the insurer also defends the insured against potentially covered claims. Based on data compiled by A.M. Best & Co. ("A.M. Best"), in 1996, total medical malpractice premiums in the United States were approximately $6.0 billion. In California, the second largest market for medical malpractice insurance based on direct premiums written, approximately $623.7 million of medical malpractice premiums were written in 1996. The Company's share of the medical malpractice premiums written in California in 1996 was approximately 20%. The Company's market share is substantially higher in Southern California where more than 95% of the Company's insureds are located.

  The Company believes that its considerable market share for medical malpractice insurance in California is in large part due to the loyalty of its insured physicians. The Company attributes this loyalty to the high quality, personalized service it provides and its traditional focus on the California physician marketplace. Ten county medical associations and several specialty societies in California have endorsed the medical malpractice insurance offered by the Company.

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

  While professional liability insurance for physicians is the principal product offered by the Company, the Company believes that providing insurance to hospitals and other healthcare entities continues to represent a significant area for further growth of its insurance business. As a result, the Company has undertaken to develop other insurance products necessitated by changes in the healthcare industry and began writing medical malpractice insurance for hospitals, directors and officers liability insurance for healthcare entities, and errors and omissions coverage for managed care organizations. The Company presently intends to continue its efforts to develop insurance products designed to meet the needs of customers in the healthcare market.

  In addition to its traditional direct insurance operations, the Company assumes reinsurance of medical malpractice insurance and participates in excess medical malpractice insurance programs. The Company believes that these lines of business will become an increasingly important aspect of its operations as healthcare entities become larger and obtain higher policy limits.

  To further enable it to grow, the Company has begun to expand its operations beyond California. As part of this expansion, the Company entered into an exclusive marketing agreement with a leading hospital malpractice insurance broker in August 1995. Under the agreement, this insurance broker had the exclusive right to market the Company's malpractice coverage for hospitals in all states, and the Company recognized this insurance broker as the exclusive broker for medical group coverage in all states other than California. In December 1996, this insurance broker filed for bankruptcy in the United States Bankruptcy Court, Central District of California, and another insurance company acquired its assets in September 1997 in a court-approved transaction. Effective October 1, 1997, the Company and this insurance broker mutually agreed to terminate their exclusive marketing agreement. The Company now actively markets its hospital policies under a new program directly and through regional and local brokers, and must compete with this broker and a number of insurance companies in the underwriting of hospital malpractice policies. At December 31, 1997, the Company insured 88 hospitals, of which 52 were located in California.

  AHI has formed a relationship with Poe & Brown, Inc. ("Poe & Brown"), one of the nation's top independent insurance agency organizations, to provide professional liability insurance to physicians commencing January 1, 1998. This coverage is offered to solo physicians and medical groups in eight states, the largest being Connecticut, Florida and Georgia. This replaces an existing program Poe & Brown had established with another insurance company. There is no assurance, however, that the Company will successfully retain or expand this business through Poe & Brown or that it will ultimately be profitable. Pending completion of a definitive agreement with Poe & Brown and the obtaining of certain regulatory approvals, the Company is providing this coverage through a reinsurance arrangement with the insurer of the existing program.

  AHI has acquired the medical malpractice insurance business of Fremont Indemnity Company ("Fremont") through a purchase agreement effective January 1, 1998. Simultaneously, a 100% quota-share agreement went into effect, making SCPIE Indemnity, an affiliate of AHI, the reinsurer for the Fremont policies pending regulatory approval of AHI to write this business directly. The Fremont policies are written through brokers in 10 states, with the vast majority in California and Arizona. At December 31, 1997, Fremont insured approximately 2,000 physicians, chiropractors, podiatrists and other healthcare providers. There is no assurance that the Company will successfully maintain the Fremont brokerage relationship or retain the existing insureds under the Fremont program.

  The Company believes that the medical malpractice insurance industry in California and other states is currently experiencing a "soft insurance market," that is, an insurance market in which the underwriting capacity exceeds current demand and premium rates are relatively low. The Company believes that its strategy will position it to expand premium writings and market share when the market "hardens," that is, when demand coincides more closely with capacity, and premium rates increase to more appropriate levels.

PRODUCTS

  The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, managed care organizations and other providers in the healthcare industry. The following table summarizes, by product, the direct premiums written by the Company for the periods indicated:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                         1997           1996           1995
                                       --------       --------       --------
Physician and medical group
  liability:
  Physician and medical group
     standard professional
     liability .................       $109,393       $117,679       $116,894
  Special risk physicians ......          1,700          1,398            674
  Emergency medicine program ...          1,589            628            596
  Urgent care centers ..........            277            262            224
                                       --------       --------       --------
     Subtotal medical liability         112,959        119,967        118,388

  Excess personal liability ....            756            829            877
                                       --------       --------       --------
     Subtotal physician and
       medical group liability .        113,715        120,796        119,265

Hospital liability .............          8,475          3,487          2,103
Healthcare provider liability ..            800            792            757
Managed care organization errors
  and omissions ................            668            347            105

Directors and officers
  liability ....................            252            213             47
                                       --------       --------       --------
  Total ........................       $123,910       $125,635       $122,277
                                       ========       ========       ========


  Through its insurance agency subsidiary, the Company meets a wide range of insurance needs of its customers by offering, on a brokerage basis, coverages not underwritten by the Company, including a comprehensive property protection program and stop loss insurance related to the provision of managed care services. The Company intends, in the future, to directly underwrite its own property lines as part of its overall strategy to meet the principal insurance needs of healthcare providers.

  Physician and Medical Group Liability. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and also for certain other "premises" liabilities that may arise in the non-professional operations of the medical practice, such as slip and fall accidents, and a limited defense reimbursement benefit for proceedings by governmental disciplinary boards. The professional liability insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by or as a result of the performance of patient treatment, failure to treat and failure to diagnose a patient.

  The policy issued to medical groups and their physician members includes not only professional liability coverage and defense reimbursement benefits, but also substantially more comprehensive coverages for commercial general liability and employee benefit program liability and also provides a small medical payment benefit to injured persons. The comprehensive general liability coverage included in the medical group policy does not exclude coverage for certain employment-related liabilities and for pollution, which are normally excluded under a standard commercial general liability form. The Company also offers, as part of its standard policy forms for both sole and group practitioners, optional excess personal liability for the insured physicians. Excess personal liability insurance provides coverage to the physician for personal liabilities in excess of amounts covered under the physician's homeowners and automobile policies.

The professional liability coverages are issued primarily on a "claims made and reported" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of the tail coverage is based on the length of time the insured has been covered under the Company's claims made and reported form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. Free tail coverage is automatically provided to physicians with at least five consecutive years of coverage and who are also at least 65 years old.

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

  The following table summarizes the Company's physician and medical group professional liability direct premiums written for the year ended December 31, 1997:

                                                  DIRECT
                                                 PREMIUMS      PERCENTAGE
                  GROUP SIZE                     WRITTEN        OF TOTAL
                  ----------                     -------        --------
                                                       (IN THOUSANDS)
      Sole practitioner physicians ............  $ 71,479          62.8%
      Group with less than five physicians         17,463          15.4
      Group with five through eight
      physicians ..............................     9,477           8.3
      Group with nine or more physicians ......    15,340          13.5
                                                 --------         -----
                Total .........................  $113,759         100.0%
                                                 ========         =====

  Hospital Liability. The Company writes liability insurance on both a claims made and reported basis and a modified occurrence basis that in effect includes tail coverage for up to seven years after the policy terminates. The policy issued to hospitals provides protection for professional liabilities related to the operation of a hospital and its various staff committees, together with the same comprehensive general liability, medical payments and employee benefit program liability coverages included in the policy for large medical groups. Prior to October 1, 1997, the limits of coverage under the hospital policies issued by the Company, net of reinsurance, were $500,000 for each claim or occurrence, with no aggregate limit. Since October 1, 1997, the Company has offered primary limits of $1.0 million for each claim or occurrence and excess limits up to $50.0 million with no aggregate limit. The Company reinsures 90% of the excess limits of coverage.

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

  The Company plans to extend this coverage to extended care and other healthcare facilities and to other miscellaneous providers of healthcare and therapeutic related services.

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

  Directors and Officers Liability. The Company historically has brokered directors and officers liability coverage through its insurance agency subsidiary. In 1996, the Company began to directly write renewals of these policies previously underwritten by other companies, accounting for approximately $213,000 in direct premiums written in 1996 and $252,000 in 1997. The directors and officers liability policies are generally issued on a claims made and reported basis. The limits of coverage on directors and officers liability policies written by the Company are between $1.0 million and $5.0 million.

MARKETING AND POLICYHOLDER SERVICES

  The Company historically marketed its physician professional liability policies directly to the insured physicians and medical groups and issued policies only infrequently through brokers to a few large medical group accounts. The Company actively marketed hospital policies through brokers when it commenced offering this coverage in 1994, and has recently begun utilizing brokers for physician and medical group policies in its Poe & Brown and Fremont arrangements.

  The Company's direct marketing organization has approximately 25 employees providing sales solicitation and communications services. The Company markets to sole practitioner physicians and other prospective policyholders through its relationships with medical associations, referrals by existing policyholders, advertisements in medical journals, the presentation of seminars on timely topics for physicians, telemarketing and direct mail solicitation to licensed physicians and members of specialty group organizations. The Company attracts new physicians through special rates for medical residents and discounts for physicians just entering medical practice. In addition, the Company participates as a sponsor and participant in various medical group and hospital administrators' programs, medical association and specialty society conventions and similar programs. The Company believes that this personal, comprehensive approach to marketing is essential to providing professional liability insurance, where special knowledge and experience is a prerequisite.

  The Company maintains marketing offices in Dallas, Texas and Boca Raton, Florida, principally to solicit hospital accounts both directly and through brokers, and has one principal brokerage relationship in California that accounts for 30 of the 52 hospitals insured by the Company in that state.

  Ten Southern California county medical associations and the statewide associations of oral and maxillofacial surgeons and osteopathic physicians endorse the Company's professional liability program. The Company considers these endorsements to be helpful in its marketing efforts. The county medical associations also perform certain limited information verification services for the Company.

  The Company is in the process of finalizing its arrangement with Poe & Brown. Under that arrangement, Poe & Brown will market the Company's professional liability policies on an exclusive basis to individual physicians and medical groups of fewer than 20 physicians, while the Company will have the right to market these policies directly to larger groups. The exclusive arrangement will be effective only in designated states, initially Connecticut, Florida, Georgia and Louisiana. Poe & Brown is a large national brokerage firm, with an established physicians medical malpractice program in these states that it offers its customers and through a large network of local and regional brokers. The arrangement went into effect on January 1, 1998.

  The Company also has a policyholder services department that provides account information to all insureds and maintains relationships with the small medical groups and sole practitioners insured by the Company. Each of these smaller insureds has a designated client service representative who can answer most inquiries and, in other instances, can provide the insured with immediate access to the person with expertise in a particular department. For hospitals and large and mid-size medical groups, the Company has an account manager assigned to each group who heads a service team comprised of underwriting, risk management and claims management representatives, each of whom may be contacted directly by the policyholder for prompt response. The Company also provides online computer access to the large groups and hospitals so that loss and loss adjustment expense ("LAE") information can be accessed immediately.

  The Company provides comprehensive risk management services designed to heighten its insureds' awareness of situations giving rise to potential loss exposures, to educate its insureds as to ways to improve their medical practice procedures, and to assist its insureds in implementing risk modification measures. The Company maintains a 24-hour hotline to provide immediate access to its risk management personnel. The Company conducts surveys for hospitals and large medical groups both to review their practice procedures generally and to focus on specific areas in which there may be some concern. Complete reports that specify areas of the insured's medical practice that may need attention are provided to the policyholder. The Company also provides an annual program review for each of its medical groups. The Company presents periodic seminars and evening "town hall" meetings at medical societies at which pertinent subjects are presented. In addition, the Company conducts two seminars annually with its sponsoring oral and maxillofacial surgeon association that are designed to educate insureds on loss issues and reduce claims. The Company's risk management representatives also regularly participate in programs presented by healthcare-related societies. These educational offerings are designed to increase risk awareness and the effectiveness of various healthcare professionals. Additionally, the Company provides risk management and claims administration services to certain entities on a fee-for-service basis.

UNDERWRITING

  The underwriting department consists of a vice president in charge of underwriting, three divisional underwriting managers, 14 underwriters and 13 technical and administrative assistants. Certain of these underwriters specialize in underwriting hospitals, managed care organizations and directors and officers liability products. The Company's underwriting department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company.

  The Company follows a strict procedure with respect to the issuance of all physician professional liability policies. Each applicant or member of an applicant medical group is required to complete a detailed application that provides a personal and professional history, the type and nature of the applicant's professional practice, certain information relating to specific practice procedures, hospital and professional affiliations and a complete history of any prior claims and incidents. The application may be forwarded to the county medical association for verification of educational and professional information. The Company performs its own independent verification of these matters and conducts an investigation to determine if there are any lawsuits that may not have been disclosed in the application.

  The Company performs a continuous process of reunderwriting its insured physicians. Information concerning physicians with large losses, a high frequency of claims or unusual practice characteristics is developed through online claims and risk management reports.

  The underwriting department submits recommendations for premium surcharges or non-renewal of physicians or medical groups to the physicians'underwriting committee of the Company, which is comprised solely of physicians, many of whom are insureds or retired insureds of the Company, and members of the Board of Directors. Members of the committee are not employees of the Company, but receive compensation for their services on the committee. Physicians have the right to seek reconsideration of surcharges from the committee. The Company has found that physician interchange with the committee is often helpful in improving the practice characteristics of the insured.

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

  For hospitals that were formerly insured by the Company through its relationship with a large insurance broker that encountered financial difficulties, the Company has generally issued its policies utilizing schedules of coverage, limits, rating factors and other pertinent information supplied to the Company by the broker. The Company is now developing its own rating experience with these insureds.

  Poe & Brown will perform most of the underwriting functions with respect to policies issued by AHI under its arrangement with Poe & Brown. Poe & Brown has an experienced, fully staffed underwriting department that has underwritten the program for a number of years. The Company has coordinated with Poe & Brown to provide assurance that the underwriting standards and their application are consistent.

RATES

  The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and LAE experience it has developed over the past 20 years and upon rates charged by its competitors. The Company has various rating classifications based on practice, location, medical specialty, limits and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed a special risk program for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for hospitals and managed care organizations utilizing data publicly filed by other insurers. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. The rates for directors' and officers liability are developed using historical data publicly filed by other insureds, financial analysis and loss history. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

  Between 1993 and 1997, the Company instituted annual overall rate increases ranging from 4.4% to 9.2% on its physician professional liability policies in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. The number of policyholders insured by the Company has declined by a small percentage in each of these years, in part due to these rate increases, but the Company has realized a modest increase in its premium volume and has improved its underwriting results.

  The Company partially offset the effect of these rate increases through the payment of dividends to the members of the Exchange in the form of premium credits based on the actual results of prior policy years. In 1996, the Board of Governors of the Exchange declared a final dividend of approximately $9.0 million to members of the Exchange of record on November 5, 1996, which was paid in the form of premium credits during 1997. The Company has ceased paying such premium credit dividends to its policyholders, and may find it more difficult to compete with other insurance companies offering such dividends.

  The Company has instituted no rate increases for 1998, which may offset the elimination of dividends to policyholders and somewhat improve its competitive position.

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

  The claims department staff includes managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The claims department staff consists of approximately 55 employees, including
14 clerical personnel. The Company has five unit managers and three branch managers responsible for specific geographic areas, and additional units for specialty areas such as hospitals, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

  California has adopted a standard of judicial administration that requires its trial courts to set goals to dispose of 90% of all cases within 12 months after filing and 100% of cases within 24 months. The courts in the various counties in which the Company defends claims have sought to comply with these "fast-track" standards during the past few years. The effect of this change has been significant. Before this requirement was implemented, cases in certain counties did not proceed to trial for many years after filing. The claims department staff now must make earlier evaluations and reserve estimates, authorize discovery expenses early in the litigation process and be prepared to settle the case or proceed to trial within one year.

  The Company emphasizes early evaluation and aggressive management of claims. Claims department professionals complete a full evaluation and reserving of claims under "fast-track" within six months of the filing of a claim and on all other cases within 12 months after filing. The Company has established different levels of authority within the claims department for approval of reserves and settlement of claims. The Company has a claims committee comprised solely of physicians which meets bi-monthly with the vice president in charge of claims and other claims managers to consider and evaluate cases that have complex medical issues and subject the Company to large exposures. At December 31, 1997, the Company had 2,837 open claims.

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

  The claims department staff utilizes structured settlements to resolve certain large claims. In a structured settlement, the Company will typically purchase an annuity from another insurance company that will satisfy periodic payments owed to the claimant as part of the settlement. The Company typically obtains a release from the claimant for its insured and itself and assigns the annuity to a third party for payment. The Company purchased annuities during the early 1980s from a life insurance company that subsequently became insolvent and could not satisfy its obligations. In some instances, the Company has concluded that it is obligated to satisfy any shortfall in these periodic payments and is making these shortfall payments. The Company has established a reserve to cover these expected shortfall obligations. See Note 8 of Notes to Consolidated Financial Statements.

LOSS AND LAE RESERVES

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

  The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. The inherent uncertainty of establishing reserves is relatively greater for companies writing long-tail casualty insurance, including medical malpractice insurance, due primarily to the longer-term nature of the resolution of claims. There can be no assurance that the ultimate liability of the Company will not exceed the amounts reserved.

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

  The Company's loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

                                                                 DECEMBER 31,
                                                   -------------------------------------
                                                      1997          1996          1995
                                                   ---------     ---------     ---------
       Reserves for losses and LAE at beginning
    of year ...................................    $ 459,567     $ 466,187     $ 468,743
    Less reinsurance recoverables .............       19,266        19,560        19,177
                                                   ---------     ---------     ---------
    Reserves for losses and LAE, net of related
    reinsurance recoverable, at
    beginning of year .........................      440,301       446,627       449,566
                                                   ---------     ---------     ---------
    Provision for losses and LAE for claims
    occurring in the current year, net of
    reinsurance ...............................      176,586       168,545       175,856
    Decrease in estimated losses and LAE for
    claims occurring in prior years, net of
    reinsurance ...............................      (53,209)      (59,748)      (57,833)
                                                   ---------     ---------     ---------
    Incurred losses during the year, net of
    reinsurance ...............................      123,377       108,797       118,023
                                                   ---------     ---------     ---------
    Deduct losses and LAE payments for
    claims, net of reinsurance, occurring
    during:
      Current year ............................       11,814        13,274        11,481
      Prior years .............................      118,424       101,849       109,481
                                                   ---------     ---------     ---------
                                                     130,238       115,123       120,962
                                                   ---------     ---------     ---------
    Reserve for losses and LAE, net of
    related reinsurance recoverable, at
    end of year ...............................      433,440       440,301       446,627
    Reinsurance recoverable for losses
    and LAE, at end of year ...................       21,531        19,266        19,560
                                                   ---------     ---------     ---------
    Reserves for losses and LAE, gross
    of reinsurance recoverable, at end
    of year ...................................    $ 454,971     $ 459,567     $ 466,187
                                                   =========     =========     =========

------------

  The following table reflects the development of losses and LAE reserves for the periods indicated at the end of that year and each subsequent year. The line entitled "Loss and LAE reserves" reflects the reserves, net of reinsurance recoverables, as originally reported at the end of the stated year. Each calendar year-end reserve includes the estimated unpaid liabilities for that report or accident year and for all prior report or accident years. The section under the caption "Liability reestimated as of" shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each year. The line "Cumulative redundancy" reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established. The section under the caption "Cumulative amount of liability paid through" shows the cumulative amounts paid related to the reserve as of the end of each subsequent year.

  In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1993 to be $100,000 was first reserved in 1987 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1987 through 1997 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.


                                                                        YEAR ENDED  DECEMBER 31,
                         1987      1988      1989      1990      1991      1992      1993      1994      1995      1996      1997
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                      (IN THOUSANDS)
Loss and LAE
  reserves ..........  $329,369  $389,404  $412,679  $427,049  $439,908  $465,423  $472,129  $449,566  $446,627  $440,301  $433,440
Liability reestimated
  as of:
  One year later ....   327,627   362,058   375,764   401,878   409,966   421,994   411,915   391,733   386,879   387,092
  Two years later ...   312,956   337,901   348,781   368,124   364,105   368,521   363,562   337,441   337,760
  Three years later .   295,438   315,718   320,319   324,370   316,220   325,073   315,712   304,063
  Four years later ..   278,339   299,308   294,992   284,628   282,291   292,801   293,711
  Five years later ..   267,880   284,972   266,649   264,582   261,344   274,304
  Six years later ...   260,544   266,423   256,900   251,335   252,077
  Seven years later .   249,644   262,642   247,678   245,745
  Eight years later .   248,595   257,731   244,863
  Nine years later ..   246,267   256,354
  Ten years later ...   245,780
Cumulative
  redundancy ........    83,589   133,050   167,816   181,304   187,831   191,119   178,418   145,503   108,867    53,209
Cumulative
  amount of
  liability paid
  through:
  One year later ....    78,951    93,607    85,771   103,983   101,001   105,678   121,106   109,481   101,844
  Two years later ...   147,865   155,505   162,264   171,327   171,429   184,883   192,519   170,603   170,932
  Three years later .   188,038   206,413   204,129   206,499   205,829   219,649   217,484   202,660
  Four years later ..   220,575   232,777   221,479   221,654   221,884   232,379   231,794
  Five years later ..   233,807   242,140   228,922   230,606   227,692   237,879
  Six years later ...   236,809   244,587   234,202   232,410   231,277
  Seven years later .   238,105   248,319   235,274   232,912
  Eight years later .   239,652   248,993   235,362
  Nine years later ..   239,896   249,122
  Ten years later ...   239,940
Net reserves--
  December 31 .......                                                              $472,129  $449,566  $446,627  $440,301  $433,440
Reinsurance
  recoverables ......                                                                18,644    19,177    19,560    19,266    21,531
                                                                                   --------  --------  --------  --------  --------
Gross reserves ......                                                              $490,773  $468,743  $466,187  $459,567  $454,971
                                                                                   ========  ========  ========  ========  ========


  The Company has historically experienced favorable loss and LAE reserve development. The Company believes that the favorable loss and LAE reserve development since 1987 has resulted from four factors: (i) the Company's conservative approach to establishing reserves for medical malpractice insurance losses and LAE; (ii) the continuing benefits from the Medical Injury Compensation Reform Act ("MICRA"), the California tort reform legislation that was declared constitutional in a series of decisions by the California Supreme Court in the mid-1980s; (iii) benefits from California legislation requiring matters in litigation to proceed more expeditiously to trial; and (iv) improved results from a restructuring of the Company's internal claims process. See "-- Regulation -- Medical Malpractice Tort Reform" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." The Company believes, based on its analysis of annual statements filed with state regulatory authorities, that its principal California competitors have experienced similar favorable loss and LAE reserve development in past years.

  General liability losses have been less than 3.2% of medical malpractice losses in the last five years. The Company does not have material reserves for pollution claims and the Company's claims experience for pollution coverage has been negligible.

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

REINSURANCE

  Reinsurance Ceded. The Company follows customary industry practice by reinsuring a portion of its risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 1997, the Company ceded $5.0 million of its earned premiums to reinsurers.

  The Company's reinsurance arrangements are generally placed through its exclusive reinsurance broker, Guy Carpenter & Company, Inc. (formerly Willcox Incorporated Reinsurance Intermediaries). The Company retains the first $1.0 million of loss incurred per incident for its physician and medical group policies and has various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physicians. The Company often has more than one insured named as a defendant in a lawsuit or claim arising from the same incident, and, therefore, multiple policies and limits of liability may be involved. The Company retains losses in excess of $20.0 million. The Company's reinsurance program is purchased in several layers, the limits of which may be reinstated under certain circumstances at the Company's option subject to the payment of additional premium. The Company also reinsures a portion of the reinstatement premiums under a separate treaty, together with certain other miscellaneous liability exposures, including retroactive liability for two insurance layers from several past years and aggregate extension coverage which provides additional aggregate loss limits for the layer $1.0 million excess of $1.0 million, each occurrence, for specified years. The reinsurers also bear their proportionate share of loss expenses for claims in which they have an indemnity obligation.

  For its hospital policies, the Company retains the first $1.0 million of loss incurred per incident and has various reinsurance treaties covering 90% of all losses in excess of $1.0 million up to $50.0 million.

  The Company has a separate quota share reinsurance treaty for 1997 with respect to its managed care organization errors and omissions policies and any directors and officers liability policies it may write. Under this treaty, the reinsurers bear 80% of all losses and LAE incurred under these policies. All losses and LAE incurred greater than $1.0 million but not ceded under the quota share agreement are subject to ceding under the excess of loss treaties above.

  Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd's of London ("Lloyd's") to avoid concentrations of credit risk. The following table identifies the Company's most significant reinsurers, their percentage participation in the Company's aggregate reinsured risk based upon premiums paid by the Company and their rating as of December 31, 1997. No other single reinsurer's percentage participation in 1997 exceeded 5% of total reinsurance premiums.


                                             PREMIUMS CEDED                        PERCENTAGE OF TOTAL
                                             FOR YEAR ENDED                            REINSURANCE
                                            DECEMBER 31, 1997      RATING(1)            PREMIUMS
                                            -----------------      ---------       -------------------
                                             (IN THOUSANDS)
      Hannover Ruckversicherungs.........       $ 1,435               A+                  29.1
      Lloyd's of London Syndicates.......         2,152               NR                  43.6
      Unionamerica Insurance Co..........           412               A                    8.3
      CNA International Reinsurance Co...           309               A                    6.3
      GIO, Ltd...........................           290               A                    5.9
                                                                                         -----
                                                                                          93.2

------------

(1) All ratings are assigned by A.M. Best. The Company's minimum requirement for ratings of its reinsurers is B or better from A.M. Best.

  The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist it in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their obligations. Among the reinsurers to which the Company cedes reinsurance are certain Lloyd's syndicates. In recent years, Lloyd's has reported substantial aggregate losses that have had adverse effects on Lloyd's in general and on certain syndicates in particular. In addition, there has been a decrease in the underwriting capacity of Lloyd's syndicates in recent years. The substantial losses and other adverse developments could affect the ability of certain syndicates to continue to trade and the ability of insureds to continue to place business with particular syndicates. It is not possible to predict what effects the circumstances described above may have on Lloyd's and the Company's contractual relationship with Lloyd's syndicates in future years. The Company understands that Lloyd's syndicates have created new trust funds to hold reserves for reinsurance purchased by United States reinsureds gross of outward reinsurance. This arrangement applies to all purchases on or after August 1, 1995.

  Reinsurance and Excess Liability Insurance Assumed. The Company assumes a small amount of reinsurance covering medical professional liability risks primarily in the United States. The principal reinsurance treaty, which has been in effect since 1988, is with a Lloyd's syndicate. Under this surplus share treaty, the Company assumes 50% of one or more layers of coverage above $1.0 million, which must be retained by the primary insurer. The reinsured receives a ceding commission and a profit share. The maximum amount of the Company's liability for any one risk is $500,000, and the Company does not participate as a reinsurer in any of its own policies. The annual premiums earned under this treaty have ranged from $160,000 in 1989 to $1.1 million in 1997. In 1997, this treaty also included reinsurance of excess layers of workers' compensation and clash casualty liability risks. The Company's liability for any one risk is limited to $500,000 above a $1.5 million layer assumed by other members of the syndicate.

  The Company also entered into a reinsurance treaty for 1995 and 1996 with Hannover Ruckversicherungs ("Hannover Re"). The treaty is a quota share treaty, under which the Company reinsures up to $500,000 for each physician medical malpractice claim and up to $750,000 for each hospital professional liability claim on policies or contracts with limits in excess of $2.0 million. The reinsured receives an override commission and is required to retain not less than 20% of the risk, subject to a minimum retention of $1.0 million. Premiums earned under this treaty were approximately $8,000 for 1997.

  The Company has an indirect quota share participation in a reinsurance program of Hannover Re that provides high layer excess of loss property catastrophe coverage for international risks, other than in the United States and Japan. The Company has participated in this program since 1994 through the purchase of a $5.0 million Credit Note issued by a limited liability company organized by Hannover Re to underwrite a portion of this coverage. The Company purchased this note through the issuance of a letter of credit, which can be drawn to cover the Company's proportionate share of losses in this program. Interest on the note is based upon profits, if any, of the limited liability company. The Company, in its investment portfolio, holds the outstanding Credit Note, and the amount of the letter of credit is included in Other Liabilities in the Consolidated Balance Sheets. See "-- Investment Portfolio."

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

INVESTMENT PORTFOLIO

  An important component of the Company's operating results has been the return on its invested assets. Investments of the Company are made by investment managers under policies established and supervised by the Board. The Company's investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields. The investment manager since 1978 for the portfolio of fixed maturity securities is Brown Brothers Harriman & Co., and the investment manager for the equity securities portion of the portfolio is Hotchkis & Wiley.

  All of the fixed maturity securities are classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported directly through stockholders' equity, and have no effect on net income. The following table sets forth the composition of the investment portfolio of the Company at the dates indicated.

                                       DECEMBER 31, 1997        DECEMBER 31, 1996          DECEMBER 31, 1995
                                     ---------------------     ---------------------     ---------------------
                                     COST OR                    COST OR                   COST OR
                                    AMORTIZED       FAIR       AMORTIZED     FAIR        AMORTIZED     FAIR
                                      COST         VALUE         COST        VALUE         COST        VALUE
                                     --------     --------     --------     --------     --------     --------
                                                                  (IN THOUSANDS)
Fixed maturity securities:
  Bonds:
    U.S. Government and
      Agencies .................     $290,028     $298,073     $272,315     $276,929     $304,091     $319,119
    State, municipalities and
      political subdivisions ...      327,273      335,156      300,347      303,461      149,693      155,118
    Mortgage-backed securities,
      U.S. Government ..........       68,161       68,290       83,031       82,850       80,279       81,898
    Corporate ..................        7,256        7,248        5,027        5,027       46,951       48,889
    Other ......................           93           93          100          100          105          105
                                     --------     --------     --------     --------     --------     --------
         Total bonds ...........      692,811      708,860      660,820      668,367      581,119      605,129
  Redeemable preferred stock ...           --           --           --           --          996        1,026
                                     --------     --------     --------     --------     --------     --------
         Total fixed maturity
           securities ..........      692,811      708,860      660,820      668,367      582,115      606,155
                                     --------     --------     --------     --------     --------     --------
Equity securities:
  Common stock .................       17,052       23,523       15,555       19,977       49,396       61,083
                                     --------     --------     --------     --------     --------     --------
         Total equity securities       17,052       23,523       15,555       19,977       49,396       61,083
                                     --------     --------     --------     --------     --------     --------
Total ..........................     $709,863     $732,383     $676,375     $688,344     $631,511     $667,238
                                     ========     ========     ========     ========     ========     ========


  The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was reduced from $61.1 million at December 31, 1995 to $23.5 million at December 31, 1997.

  The Company's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. The Company's investment policy provides that fixed maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 1997:

                                               AMORTIZED          FAIR       PERCENTAGE OF
      TYPE/RATING OF INVESTMENT(1)               COST             VALUE       FAIR VALUE
      ----------------------------             ---------          -----      -------------
                                                             (IN THOUSANDS)
       AAA (including U.S. Government and
         Agencies).....................      $ 491,538         $ 503,187          71.0%
       AA..............................        145,763           148,774          21.0
       A...............................         50,417            51,806           7.3
       Non rated(2)....................          5,093             5,093           0.7
                                             ---------         ---------         -----
                                             $ 692,811         $ 708,860         100.0%
                                             =========         =========         =====

------------

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

  The following table sets forth certain information concerning the maturities of fixed maturity securities in the Company's investment portfolio as of December 31, 1997:

                                               AMORTIZED          FAIR       PERCENTAGE OF
                                                 COST             VALUE       FAIR VALUE
                                               ---------          -----      -------------
                                                             (IN THOUSANDS)
       Years to maturity:
         One or less...........              $   2,349         $   2,341           0.3%
         After one through five                 89,663            91,519           12.9
         After five through ten                241,715           249,699           35.3
         After ten.............                290,923           297,011           41.9
       Mortgage-backed securities               68,161            68,290            9.6
                                             ---------         ---------          -----
                 Totals                      $ 692,811         $ 708,860          100.0%
                                             =========         =========          =====


  The average maturity of the securities in the Company's fixed maturity portfolio as of December 31, 1997 was 5.6 years. The average duration of the Company's fixed maturity portfolio as of December 31, 1997 was 4.6 years.

  The Company also maintains cash and highly liquid short-term investments, which at December 31, 1997 totaled $66.5 million.

  The following table summarizes the Company's investment results for the three years ended December 31:

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                1997            1996             1995
                                              ---------       ---------        ---------
                                                            (IN THOUSANDS)
FIXED MATURITY SECURITIES:
Average invested assets (includes short-
  term cash investments)(1) ............      $ 718,239       $ 650,090        $ 614,492
Net investment income:
  Before income taxes ..................         39,926          40,594           36,987
  After income taxes ...................         30,731          29,706           26,481
Average annual return on investments:
  Before income taxes ..................           5.56%           6.24%            6.02%
  After income taxes ...................           4.28%           4.57%            4.31%
Net realized investment gains after
  income tax ...........................      $   1,909       $     351        $   2,202
Net increase (decrease) in unrealized
  gains on all fixed maturity
  investments after income taxes .......          5,526         (10,720)          34,366
EQUITY SECURITIES:
Average invested assets(2) .............      $  21,750       $  37,695        $  50,927
Net investment income:
  Before income taxes ..................            840             994            1,627
  After income taxes ...................            777             854            1,189
Average annual return on investments:
  Before income taxes ..................           3.86%           2.64%            3.19%
  After income taxes ...................           3.57%           2.27%            2.33%
Net realized investment gains after
  income tax ...........................      $   2,382       $   7,279        $   2,965
Net increase (decrease) in unrealized
  gains on all equity investments after
  income taxes .........................          1,333          (4,742)           5,548

------------

(1)      Fixed maturity securities at cost.

(2)      Equities at market.

COMPETITION

  The physician professional liability insurance market in California is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies, Norcal Mutual Insurance Company, The Doctors' Company and Medical Insurance Exchange of California, with several commercial insurers, including CNA Insurance Companies, and also with a physicians' mutual protection trust. The physician-owned insurance companies were organized at approximately the same time as the Company and all of these companies have expanded their operations in California. Each of these companies is actively engaged in soliciting insureds in Southern California, the Company's primary area of operations, and each has offered assessments or premiums at very competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include dividend policy, financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, commercial insurance companies such as Farmers Group, Inc. and MMI Companies, Inc. now actively compete for larger medical groups in the California market, and companies endorsed by specialty medical societies are also entering the market.

  The hospital professional liability insurance market is also extremely competitive. Most of the Company's principal insurance company competitors for physicians and medical groups, as well as a hospital industry sponsored captive insurance company, actively compete in the hospital professional liability insurance market. The largest writer of malpractice insurance for hospitals in California is an affiliate of Farmers Group, Inc. The Company actively markets its hospital policies through brokers and directly under a new program and competes not only with Farmers Group, Inc. affiliates but also with MMI Companies, Inc., Executive Risk Inc. and a number of other insurance companies in the underwriting of hospital malpractice policies.

  The Company expects to encounter similar competition from local doctor-owned insurance companies and commercial companies in other states as it carries out its expansion plans. The Company plans to compete in other states principally through independent agents and brokers, such as its relationship with Poe & Brown, and by offering superior policyholder services. The Company also intends to expand its business through business combinations with medical professional liability insurers, such as its purchase of the medical malpractice insurance business of Fremont. All markets in which the Company now writes insurance and in which it expects to enter have certain competitors with pre-existing relationships with prospective customers, name recognition in those states and in many cases greater financial and operating resources than the Company. Marketing efforts in states other than California will take substantial time and resources in order for prospective customers to become familiar with the Company and its insurance products.

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

  Most of the Company's policies are written in California where SCPIE Indemnity is domiciled. California laws and regulations, including the tort liability laws, and laws relating to professional liability exposures and reports, have the most significant impact on the Company and its operations.

  Insurance Guaranty Associations. Most states, including California, require admitted property and casualty insurers to become members of insolvency funds or associations that generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary by state, and California permits a maximum assessment of 1% of annual premiums written by a member in that state during the preceding year. The largest assessment paid by the Company was $697,000 in 1994. However, such payments are recoverable through policy surcharges.

Holding Company Regulation. SCPIE Holdings is subject to the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The Holding Company Act requires the Company periodically to file information with the California

Department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve-month period aggregate at least 3% of its admitted assets or 25% of its statutory capital and surplus, whichever is less, also are subject to prior approval by the California Department. Recently, legislation was adopted in California, which requires 30 days advance notice to the California Department of a material transaction, rather than prior approval, and increases the types of transactions subject to the notice requirement.

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

  Regulation of Dividends from Insurance Subsidiaries. The Holding Company Act also limits the ability of SCPIE Indemnity to pay dividends to the Company. Without prior notice to and approval of the Insurance Commissioner, SCPIE Indemnity may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding twelve months exceeds the greater of such subsidiary's statutory net income of the preceding calendar year or 10% of statutory surplus as of the preceding December
31. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. In addition, an insurance company is required to give the California Department of Insurance notice of any dividend after declaration, but prior to payment.

  The other Insurance Subsidiaries are subject to similar provisions and restrictions under the insurance holding company laws of other states.

  Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") has developed a new methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. At December 31, 1997, each of the Insurance Subsidiaries' RBC exceeded the threshold requiring the least regulatory attention.

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

  Prior Approval of Rates and Policies. Pursuant to the California Insurance Code, the Company must submit rating plans, rates, policies and endorsements to the Insurance Commissioner for prior approval. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms or manuals if the Insurance Commissioner does not approve such items. In the past, all of the Company's rate applications have been approved in the normal course of review. AHI and AHSIC are similarly required to make certain policy form and rate filings in most of the other states to permit the Company to write medical malpractice insurance in these states.

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

  The constitutionality of the various provisions of MICRA was judicially challenged soon after its enactment, and California trial courts and intermediate appellate courts reached conflicting decisions. The California Supreme Court, in a series of decisions rendered during 1984 and 1985, upheld the constitutionality of MICRA. Bills have been introduced in the California Legislature from time to time to modify or limit certain of the tort reform benefits provided to physicians and other healthcare providers by MICRA. In 1987, the principal proponents and opponents of MICRA signed an agreement under which the parties agreed to a five-year moratorium on amendments to MICRA, except for an increase in the limits on plaintiffs' attorneys' fees, which was enacted at the time of this agreement. This moratorium expired by its terms on December 31, 1992. Neither the proponents nor opponents have been able to enact significant changes since that time. The Company cannot predict what changes, if any, to MICRA may be enacted during the next few years or what effect such changes might have on the Company's medical malpractice insurance operations.

  Medical Malpractice Reports. The Company has been required to report detailed information with regard to settlements or judgments against its California physician insureds in excess of $30,000 to the Medical Board of California, which has responsibility for investigations and initiation of proceedings relating to professional medical conduct in California. Since January 1, 1998, all judgments, regardless of amount, must be reported to the Medical Board, which now publishes on the Internet all judgments reported after January 1, 1993. In addition, all payments must also be reported to the Federal National Practitioners' Data Bank and such reports are accessible by state licensing and disciplinary authorities, hospital and other peer review committees and other providers of medical care. A California statute also requires that defendant physicians must consent to all medical professional liability settlements in excess of $30,000, unless the physician waives this requirement. The Company policy provides the physician with the right to consent to any such settlement, regardless of the amount, but that either party may submit the matter of consent to a county medical review board. In virtually all instances, the Company must obtain the consent of the insured physician prior to any settlement.

A.M. BEST RATING

  A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns the Company an "A (Excellent)" rating. Such rating is the third highest rating of 15 ratings that A.M. Best assigns to insurance companies, which currently range from "A++ (Superior)" to "F (In Liquidation)." Publications of A.M. Best indicate that the A rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

  The Insurance Subsidiaries have entered into a pooling arrangement and each of the Insurance Subsidiaries has been assigned the same "pooled" "A (Excellent)" A.M. Best rating based on their consolidated performance.

EMPLOYEES

As of December 31, 1997, the Company employed 188 persons. None of the employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

  The Executive Officers of the Company and their ages as of March 17, 1998 are as follows:

      Name                 Age             Position
      ----                 ---             --------
Donald J. Zuk              61          President, Chief Executive Officer and
                                       Director
Patrick S. Grant           55          Senior Vice President, Marketing
Joseph P. Henkes           48          Secretary and Senior Vice President,
                                       Operations and Actuarial Services
Patrick T. Lo              45          Vice President and Chief Financial Officer


  Donald J. Zuk has been President and Chief Executive Officer of SCPIE Management Company since 1989. Prior to joining SCPIE Management Company, he served 22 years with Johnson & Higgins, insurance brokers. His last position there was Senior Vice President in charge of its Los Angeles Healthcare operations, which included the operations of SCPIE under a contract that then existed with SCPIE Management Company.

  Patrick S. Grant has been with SCPIE since 1990 serving initially as Vice President, Marketing. He was named Senior Vice President, Marketing in 1992. Prior to that time, he spent almost 20 years with the insurance brokerage firm of Johnson & Higgins. His last position there was Vice President, Professional Liability. Mr. Grant has worked on the Company operations since 1976.

  Joseph P. Henkes has been with the Company since 1990 serving initially as Vice President, Operations and Actuarial Services. He was named Senior Vice President, Operations and Actuarial Services in 1992. Prior to that time he spent almost five years with Johnson & Higgins, where his services were devoted primarily to the Company. He has been an Associate of the Casualty Actuarial Society since 1975 and a member of the American Academy of Actuaries since 1980.

  Patrick T. Lo has been Vice President and Chief Financial Officer of the Company since 1993. From 1990 to 1993 he served as Vice President and Controller of the Company. Prior to that time, he spent nine years as Assistant Controller, Assistant Vice President and Vice President at The Doctors' Company, a California medical malpractice insurance company.

RISK FACTORS

  Certain statements in this Form 10-K that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

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

  The Company's strategy includes expanding and diversifying its insurance products and geographic operations. There can be no assurance that the Company will be successful in implementing this strategy. See "-- Entry into New Markets"

INDUSTRY FACTORS

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

  The availability of medical malpractice insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the medical malpractice industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions (a "soft insurance market") followed by periods of capital shortage and lesser competition (a "hard insurance market"). In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions which may be below profitable levels. For a number of years, the medical malpractice insurance industry in California and nationally has faced a soft insurance market. There can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company's results of operations.

COMPETITION

  The Company competes with numerous insurance companies in the California market. The Company's principal competitors for physicians and medical groups consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians' mutual protection trust, which levies assessments primarily on a "claims paid" basis. In addition, commercial insurance companies such as Farmers Group, Inc., Executive Risk Inc. and MMI Companies, Inc. compete for the medical malpractice insurance business of larger medical groups, hospitals and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 1997, the Company has increased premium rates, while most of its competitors have maintained their rates or instituted smaller increases. The Company has lost some of its policyholders, in part due to its rate increases, but has realized a modest increase in its premium volume and improved its underwriting results. See "Business - Rates."

   In addition to pricing, competitive factors may include dividend policy, financial stability, breadth and flexibility of coverage and the quality and level of services provided. The Company paid dividends to its members of $9.0 million and $9.9 million in 1997 and 1996, respectively. Such dividends were paid primarily to insureds who were members of the Exchange in 1990 and prior policy years and were based primarily on underwriting results in such years. The Company has ceased paying dividends and may find it more difficult to compete with other insurance companies offering such dividends.

  The Company has instituted no rate increases for 1998, which may offset the elimination of dividends to policyholders and somewhat improve its competitive position.

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

LOSS AND LAE RESERVES

  The reserves for losses and loss adjustment expenses established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE. The estimates are based on assumptions related to the ultimate cost of settling such claims based on facts and interpretation of circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, legislative activity and other factors. However, establishment of appropriate reserves is an inherently uncertain process involving estimates of future losses and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The inherent uncertainty is greater for certain types of insurance, such as medical malpractice, where a longer period may elapse before a definite determination of ultimate liability is made, and where the judicial, political and regulatory climates are changing. Medical malpractice claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as medical malpractice may be slow to appear, and accordingly, the Company's reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. In addition, emerging changes in the practice of medicine, such as the emergence of new, larger medical groups that do not have an established claims history and additional claims resulting from restrictions on treatment by managed care organizations, may require the Company to adjust its underwriting and reserving practices. See "-- Changes in Healthcare." While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition or results of operations.

  The Company believes it has been conservative in establishing loss and LAE reserves. In recent years, the Company has revised estimates of loss severity and determined that certain of its reserves were redundant. Redundant reserves, which have been released in every year since 1985, contributed significantly to reported earnings in 1997, 1996 and 1995. The Company reduced reserves for prior years by $53.2 million, $59.7 million and $57.8 million in the years ending December 31, 1997, 1996 and 1995, respectively. See Note 3 of Notes to Consolidated Financial Statements. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. If reserves ultimately prove redundant, then the redundant amount will become income in the period such amount is released from reserves and will be included in stockholders' equity. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period that such reserves are increased, which could have a material adverse effect on the Company's results of operations and financial condition. See "Business - Loss and LAE Reserves."

CHANGES IN HEALTHCARE

  Significant attention has recently been focused on reforming the healthcare system at both the Federal and state levels. A broad range of healthcare reform measures has been suggested, and public discussion of such measures will likely continue in the future. Proposals have included, among others, spending limits, price controls, limits on increases in insurance premiums, limits on the liability of doctors and hospitals for tort claims and changes in the healthcare insurance system. The Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. While some of these proposals could be beneficial to the Company, the adoption of others could have a material adverse effect on the Company's financial condition or results of operations.

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

ENTRY INTO NEW MARKETS

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

  In August 1995, SCPIE entered into a marketing agreement with a leading healthcare insurance broker in the Western United States. Under the agreement, the broker had the exclusive right to market SCPIE's malpractice coverage for hospitals in all states, and the Company recognizes the broker as the exclusive broker for medical group coverage in all states other than California. In December 1996, the broker filed for bankruptcy, and another insurance company acquired its assets in September 1997 in a court-approved transaction. Effective October 1, 1997, the Company and this insurance broker mutually agreed to terminate their exclusive marketing agreement. The Company now actively markets its hospital policies under a new program directly and through regional and local brokers, and must compete with that broker and a number of insurance companies in the underwriting of hospital malpractice policies.

  AHI has formed a relationship with Poe & Brown, one of the nation's top independent insurance agency organizations, to provide professional liability insurance to physicians commencing January 1, 1998. This program replaces an existing program Poe & Brown had established with another insurance company. The contracts for this program are being finalized. There is no assurance, however, that the Company will successfully retain or expand this business through Poe & Brown or that it will ultimately be profitable.

  AHI acquired the medical malpractice insurance business of Fremont effective January 1, 1998. The Fremont insureds include chiropractors, podiatrist and other healthcare providers that have not been regularly insured by the Company in the past and include a number of insureds, particularly outside California, who do not qualify for the Company's standard risk program. In addition, the Fremont business is written almost entirely through brokers, not only in California but also in a number of other states in which the Company does not have prior operating experience. There is no assurance that the Company will be able to retain this business or the broker relationships or that the business will be profitable.

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

IMPORTANCE OF RATINGS

  Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. The Company is rated "A (Excellent)" by A.M. Best, the third highest rating of 15 ratings assigned to insurance companies, which currently range from "A++ (Superior)" to "F (In Liquidation)." A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities. In June 1996, A.M. Best reduced the Company's rating from "A+ (Superior)," citing significant uncertainty in the medical malpractice marketplace, caused, in part, by evolving managed care issues, the Company's narrow product line and geographic concentration, and intense competition and weakening premium rates in the medical malpractice industry. A.M. Best similarly reduced the ratings of three other medical malpractice insurance companies domiciled in California and several other medical malpractice companies domiciled in states other than California. The Company's ability to maintain or improve its rating by A.M. Best may depend on its ability to implement successfully its business strategy. See "Business -- A.M. Best Rating." If A.M. Best materially reduces the Company's rating from its current level, the Company's results of operations could be adversely affected. The Insurance Subsidiaries have entered into a reinsurance pooling arrangement and each of the Insurance Subsidiaries has been assigned the same "pooled" "A (Excellent)" A.M. Best rating based on their consolidated performance.


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

  State regulatory oversight and various proposals at the Federal level may in the future adversely affect the Company's results of operations. In recent years, the state insurance regulatory framework has come under increased Federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and state insurance regulators are reexamining existing laws and regulations, which in many states has resulted in the adoption of certain laws that specifically focus on insurance company investments, issues relating to the solvency of insurance companies, RBC guidelines, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends. See "Business -- Regulation -- Regulation of Dividends from Insurance Subsidiaries," "-- Risk-Based Capital" and "-- Regulation of Investments."

ITEM 2. PROPERTIES

  The Company is the owner of two office buildings, both located in Beverly Hills, California. One building contains approximately 25,000 square feet of office space and is used by the Company as a home office. The other office building contains approximately 24,000 square feet, of which the Company occupies approximately 17,000 square feet and the remaining 7,000 square feet of space in this office building is leased to unaffiliated persons. Both office buildings are currently unencumbered.

  The Company is in the process of seeking leased space to replace its existing facilities. The Company has no commitments for such space to date.

  The Company also leases office space for a claims office in San Diego, California, a sales office in Sacramento, California and marketing offices in Dallas, Texas and Boca Raton, Florida.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in an action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. The jury awarded compensatory damages of $4.2 million and punitive damages were reduced to $14.0 million by the trial judge. The Company believes that the action is entirely without merit and plans to aggressively pursue its rights on appeal. However, the ultimate resolution of this matter cannot be determined at this time and could result in a loss to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

  The Company did not have an established public trading market for its Common Stock during fiscal year 1996. The Company's Common Stock became publicly tradable on the NYSE on January 30, 1997 under the symbol "SKP." The following table shows the price ranges per share in each quarter since that date:

                                                        HIGH           Low
                                                        ----           ---
1997
First quarter (since January 30)                        24.63         19.50
Second quarter                                          27.81         19.25
Third quarter                                           31.56         24.50
Fourth quarter                                          32.00         26.94

1998
First quarter (January 1 - March 16)                    31.63         27.31


  On March 16, 1998, the closing price of the Company's common stock was $31.13.

STOCKHOLDERS OF RECORD

  The approximate number of stockholders of record of the Company's Common Stock as of March 16, 1998 was 8,110. Approximately 114 of such stockholders' of record held the Company's common stock for an additional 2,301 beneficial holders according to ChaseMellon Shareholder Services, the Company's transfer agent.

DIVIDENDS

  The SCPIE Holdings' Board of Directors (the "Board") declared a cash dividend of $0.05 per share on its common stock each quarter of 1997. On February 25, 1998, the Board declared a $0.06 quarterly dividend payable on March 31, 1998, to stockholders of record on March 16, 1998. The Company expects to continue the payment of quarterly dividends to its stockholders. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

  As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any twelve month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or net income for the calendar year preceding the date the dividend is paid. Under these restrictions, the principal insurance subsidiary of the Company is entitled to pay dividends to SCPIE Holdings during 1998 up to approximately $27.5 million. See Note 6 of the Notes to Consolidated Financial Statements and "Business Regulation -- Regulation of Dividends from Insurance Subsidiaries."

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

  The following table sets forth selected financial and operating data for the Company.

                      SELECTED FINANCIAL AND OPERATING DATA
                      (In thousands, except per share data)

AS OF OR FOR THE YEAR ENDED DECEMBER 31,         1997         1996         1995         1994         1993
----------------------------------------       --------     --------     --------     --------     --------
INCOME STATEMENT DATA(1):
Direct premiums written ...................    $123,910     $125,635     $122,277     $120,024     $112,459
                                               ========     ========     ========     ========     ========
Premiums earned ...........................    $133,866     $120,484     $116,354     $111,659     $113,194
Net investment income .....................      42,716       40,769       40,424       39,663       39,738
Realized investment gains
  and other revenue .......................       7,153       12,113        8,231          755       16,254
                                               --------     --------     --------     --------     --------
    Total revenues ........................     183,735      173,366      165,009      152,077      169,186
                                               --------     --------     --------     --------     --------
Losses and loss adjustment
  expenses ................................     123,377      108,797      118,023      108,720      125,354
Other operating expenses ..................      17,987       14,276       12,561       11,844        9,734
                                               --------     --------     --------     --------     --------
    Total expenses ........................     141,364      123,073      130,584      120,564      135,088
                                               --------     --------     --------     --------     --------
Income before policyholder
  dividends and
  federal income taxes ....................      42,371       50,293       34,425       31,513       34,098
Policyholder dividends(2) .................          --        8,436           --           --           --
Federal income taxes ......................      10,195       11,665       10,056        9,212        8,618
                                               --------     --------     --------     --------     --------
  Net income ..............................    $ 32,176     $ 30,192     $ 24,369     $ 22,301     $ 25,480
                                               ========     ========     ========     ========     ========

BALANCE SHEET DATA(1):
Total investments .........................    $785,664     $717,910     $695,021     $636,909     $679,257
Total assets ..............................     888,449      805,155      781,358      751,605      775,667
Total liabilities .........................     527,334      516,588      507,539      542,069      548,268
Total stockholders' equity ................     361,115      288,567      273,819      209,536      227,399

ADDITIONAL DATA(1):
Basic earnings per share of common stock(3)    $   2.66     $   3.02     $   2.44     $   2.23     $   2.55
Dividends per share of common stock .......        0.20           --           --           --           --
Book value per share(3) ...................       29.41        28.86        27.38        20.95        22.74
GAAP ratios:
  Loss ratio ..............................        92.2%        90.3%       101.4%        97.4%       110.7%
  Expense ratio ...........................        13.4         11.8         10.8         10.6          8.6
  Combined ratio ..........................       105.6        102.1        112.2        108.0        119.3
Statutory capital and surplus .............    $321,289     $251,958     $235,352     $187,299     $171,589


(1) Financial data as of and for the years ended December 31, 1995, 1994 and 1993 are derived from the combined financial statements of the Southern California Physicians Insurance Exchange (the Exchange) and an affiliated non-profit corporation that was liquidated into the Exchange on July 12, 1996. Financial data as of and for the year ended December 31, 1996 are derived from the consolidated financial statements of the Exchange and its wholly-owned subsidiaries. Financial data as of and for the year ended December 31, 1997 are derived from the financial statements of SCPIE Holdings Inc. and its wholly-owned subsidiaries.

(2) In the second quarter of 1996, the Company estimated an additional $9.0 million of policyholder dividends (offset by a $0.6 million credit for forfeited dividends declared in 1995) would be paid due to favorable loss experience related to policy years 1987 through 1992. This policyholder dividend was paid to members of the Exchange in the form of premium credits during 1997. The Company has ceased paying such dividends to its policyholders.

(3) Basic earnings per share of common stock at December 31, 1997 is computed using the weighted average number of common shares outstanding during the year of 12,108,330. All other periods give effect to the Reorganization completed on January 29, 1997, including the allocation of approximately 10,000,000 shares of common stock to members of the Exchange in connection therewith. The adoption of Statement of Financial Accounting Standards No. 128 (Statement 128), "Earnings per Share" had no impact on the calculation of basic earnings per share amounts. For further discussion of basic earnings per share and Statement 128 see the notes to the consolidated financial statements beginning on page 42.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The financial statements for 1997 include the accounts and operations of SCPIE Holdings Inc. and its wholly-owned subsidiaries. The financial statements for 1996 and prior years include the accounts and operations of the Southern California Physicians Insurance Exchange (the Exchange) and its wholly-owned subsidiaries and certain affiliates.

  For purposes of this Form 10-K, the terms "SCPIE" and the "Company" refer, at all times prior to January 29, 1997, to the Exchange and its subsidiaries, collectively, and at all times on or after such date, to SCPIE Holdings Inc. and its subsidiaries, collectively; and the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries.

GENERAL

  On January 29, 1997, SCPIE consummated its reorganization from a reciprocal insurance company to a stock insurance company by merging with and into SCPIE Indemnity Company (the Reorganization). In connection with the Reorganization, 9,994,652 shares of the Company's common stock were issued to members of the Exchange in exchange for their membership interests in SCPIE, and 500,000 shares of common stock were issued to SCPIE Indemnity.

  On January 30, 1997, the Company made an initial public offering of 2,300,000 shares of its common stock. The net proceeds of approximately $36.4 million of the common stock offering were used to capitalize the Company's insurance company subsidiaries, to facilitate geographic expansion, and for general corporate purposes.

  Certain statements in the following discussion that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company, its business, prospects and results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors are discussed below and under "Business--Risk Factors" and in periodic filings with the Securities and Exchange Commission.

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

  The availability of medical malpractice insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the medical malpractice industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the medical malpractice insurance industry in California has faced a soft insurance market. There can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company's financial condition and results of operations.

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

In August 1995, the Company entered into a marketing arrangement with Sullivan, Kelly & Associates (SKA) to expand its business to other states. Under the agreement, SKA had the exclusive right to market the Company's malpractice coverage for hospitals in all states, and the Company recognized SKA as the exclusive broker for medical group coverage in all states other than California. In December 1996, SKA filed for bankruptcy in the United States Bankruptcy Court, Central District of California, and its assets were acquired by another insurance company in September 1997 in a court-approved transaction. Effective October 1, 1997, the Company and SKA mutually agreed to terminate their exclusive marketing agreement. The Company now actively markets its hospital policies under a new program directly and through regional and local brokers, and must compete with SKA and a number of insurance companies in the underwriting of hospital malpractice policies.

  American Healthcare Indemnity Company (AHI), a subsidiary of SCPIE Holdings, has formed a relationship with Poe & Brown, Inc. (Poe & Brown) one of the nation's top independent insurance agency organizations, to provide professional liability insurance to physicians commencing January 1, 1998. This coverage is offered to solo physicians and medical groups in eight states, the largest being Connecticut, Florida and Georgia. This replaces an existing program Poe & Brown had established with another insurance company. There is no assurance, however, that the Company will successfully retain or expand this business through Poe & Brown or that it will ultimately be profitable.

  In addition, AHI has acquired the medical malpractice insurance business of Fremont Indemnity Company (Fremont) through a purchase agreement effective January 1, 1998. Simultaneously, a 100% quota-share reinsurance agreement went into effect, making SCPIE Indemnity the reinsurer for the Fremont policies pending regulatory approval of AHI to write this business directly. The Fremont policies are written through brokers in 10 states the vast majority in California and Arizona.


COMPETITIVE ENVIRONMENT The California medical malpractice insurance market for medical groups and physicians, in which the company principally operates, has become extremely competitive in recent years. The Company's principal competitors are three physician-owned companies and a physicians' mutual protection trust. In addition, commercial insurance companies have recently returned to the California market to insure medical groups and physicians.

  In the late 1980s, many medical malpractice insurance companies began to experience significantly improved claims cost trends and attempted to attract medical groups and physicians insured by other companies by reducing premium rates. Beginning in 1990, the Company implemented annual rate decreases aggregating more than 25% during the next three years, which resulted in a reduction in premium volume to approximately $107.1 million in 1992, and a deterioration of underwriting results. Between 1993 and 1997, however, SCPIE instituted annual overall rate increases ranging from 4.4% to 9.2% in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to these rate increases, but realized a modest increase in its premium volume and has improved its underwriting results.

  The Company partially offset the effect of these rate increases through the payment of dividends to the members of the Exchange in the form of premium credits based on the actual results of prior policy years.

   In 1996, the Board of Governors of the Exchange declared a final dividend to members of the Exchange of record on November 5, 1996, which was paid in the form of premium credits in 1997. This dividend of approximately $9.0 million (offset by a $0.6 million credit for forfeited dividends declared in 1995) was reflected as an expense in the year ended December 31, 1996. The Company has ceased paying such premium credit dividends to its policyholders. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends.

  The Company has instituted no rate increases for 1998, which may offset the elimination of dividends to policyholders and somewhat improve its competitive position.

  LOSS AND LAE RESERVES Medical malpractice and other property and casualty loss and loss adjustment expense (LAE) reserves are established based on known facts and interpretation of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The Company follows a practice of conservatively estimating its future liabilities relating to losses already incurred and has attempted to establish its loss and LAE reserves at the upper end of a reasonable range of reserve estimates. The Company believes that it has been particularly difficult to make such estimates for medical malpractice claims in California because of the uncertain benefits of tort reform measures and more recently a change in the judicial process.

  The Company believes that a combination of these and other factors have contributed to the recent redundancies in reserves established by SCPIE for prior years. The original reserves were established without full knowledge of the effect of these factors. Redundant reserves, which have been released in every year since 1985, have contributed significantly to reported earnings in recent years. The Company reduced reserves for prior years by $53.2 million, $59.7 million, and $57.8 million in the years ended December 31, 1997, 1996 and 1995, respectively. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. The Company believes that some reduction in the amount of the redundancies recently experienced is reasonably likely. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur.

OPERATING EXPENSES With its continued expansion into other states and markets, the Company has experienced an increase in its operating expense levels to achieve and service this expansion. Commissions for policies that are sold through agents and brokers typically range from 7.5% to 17.5% of premiums, whereas the Company does not incur commissions on products sold directly. Hospital and other healthcare provider policies are typically sold through brokers, as are physicians and medical group policies sold through Poe & Brown and in the program acquired from Fremont. To the extent that these policies represent an increased percentage of the Company's business in the future, expense ratios will increase.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

PREMIUMS EARNED Premiums earned increased approximately $13.4 million, or 11.1%, to $133.9 million in 1997 from $120.5 million in 1996. The increase was due to a $5.7 million increase in hospital medical malpractice premiums and an increase of $9.1 million in assumed reinsurance. Medical malpractice premiums from physicians and medical groups were approximately $111.4 million in 1997 compared to $112.7 million in 1996. An average 5.0% increase in premium rates in effect during 1997 was offset by a 4.1% decrease in the average number of policies in force during 1997 as compared to 1996. Hospital medical malpractice premiums were approximately $8.0 million in 1997 compared to $2.3 million in 1996. Assumed reinsurance premiums were approximately $13.6 million, which includes $6.5 million of assumed hospital premiums in 1997 compared to less than $4.5 million in 1996.

NET INVESTMENT INCOME Net investment income increased approximately $1.9 million, or 4.8%, to $42.7 million in 1997 from $40.8 million in 1996. Invested assets increased $67.8 million to $785.7 million in 1997 from $717.9 million at December 31, 1996. The average pretax yield on the investment portfolio decreased to 5.6% in 1997 compared to 6.1% in 1996 primarily due to lower-yielding, tax-exempt bonds.

REALIZED INVESTMENT GAINS AND OTHER REVENUE Realized investment gains were approximately $6.6 million in 1997 compared to $11.7 million in 1996. Approximately $11.2 million of the gains from 1996 resulted from the sale of equity securities in connection with the Company's decision in the first quarter of 1996 to increase the focus of its investment portfolio on fixed-maturity securities. In 1997 sales were made in the fixed-maturity portion of the investment portfolio to reposition the portfolio by increasing the percentage of tax-exempt securities.

LOSSES AND LAE Losses and LAE increased $14.6 million, or 13.4%, to $123.4 million in 1997 from $108.8 million in 1996. As a percentage of premiums earned, losses and LAE increased to 92.2% in 1997 from 90.3% for the same period in 1996. For 1997, the Company reduced loss and LAE reserves incurred in prior policy years approximately $53.2 million as compared to a reserve reduction of $59.7 million for 1996 for claims incurred in prior policy years.

OTHER OPERATING EXPENSES Other operating expenses increased $3.7 million, or 26.0%, to $18.0 million in 1997 from $14.3 million in 1996. This increase was principally attributable to increases in policy acquisition expenses, payroll/benefit expenses, and legal and consultation fees of $1.1 million, $0.7 million, and $1.2 million, respectively. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 13.4% in 1997 and 11.8% in 1996.

POLICYHOLDER DIVIDENDS The governing board of the Exchange declared a final dividend to members of the Exchange of record on November 5, 1996, who were also members of the Exchange during policy years 1987 through 1992. Such dividend was paid in the form of premium credits during 1997. This dividend of $9.0 million (offset by a $0.6 million credit for forfeited dividends declared in 1995) was reflected as an expense for the year ended December 31, 1996.

FEDERAL INCOME TAXES Federal income taxes decreased $1.5 million, or 12.6%, to $10.2 million in 1997 from $11.7 million in 1996. The effective tax rate decreased to 24.1% in 1997 from 27.9% in 1996, due primarily to an increase in tax-exempt interest in 1997.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

PREMIUMS EARNED Premiums earned increased approximately $4.1 million, or 3.5%, to $120.5 million in 1996 from $116.4 million in 1995. The increase was principally due to a $3.5 million increase in assumed reinsurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $112.7 million in 1996 compared to $113.3 million in 1995. An average 4.4% increase in premium rates in effect during 1996 was offset by a 4.2% decrease in the average number of policies in force during 1996 as compared to 1995. Hospital medical malpractice premiums were approximately $2.3 million in 1996 compared to $1.3 million in 1995. Assumed reinsurance premiums were approximately $4.5 million in 1996 compared to less than $1.0 million in 1995.

NET INVESTMENT INCOME Net investment income, after a $0.4 million interest expense accrual for a federal income tax settlement, increased approximately $0.4 million, or 1.0%, to $40.8 million in 1996 from $40.4 million in 1995. Invested assets increased $22.9 million to $717.9 million in 1996 from $695.0 million at December 31, 1995. The average pretax yield on the investment portfolio increased to 6.1% in 1996 compared to 5.9% in 1995.

REALIZED INVESTMENT GAINS AND OTHER REVENUE Realized investment gains were approximately $11.7 million in 1996 compared to $8.0 million in 1995. Approximately $11.2 million of the gains from 1996 resulted from the sale of equity securities in connection with the Company's decision in the first quarter of 1996 to increase the focus of its investment portfolio on fixed-maturity securities. The remainder was attributable to sales made in the fixed-maturity portion of the investment portfolio to take advantage of more favorable yields or to reposition the maturity of the portfolio.

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

OTHER OPERATING EXPENSES Other operating expenses increased $1.7 million, or 13.7%, to $14.3 million in 1996 from $12.6 million in 1995. This increase was principally attributable to increases in policy acquisition expenses and payroll/benefit expenses of $0.6 million and $1.3 million, respectively, offset partially by lower legal fees of $0.7 million. The expense ratio was 11.8% in 1996 and 10.8% in 1995.

POLICYHOLDER DIVIDENDS A final dividend to members of the Exchange of $9.0 million (offset by a $0.6 million credit for forfeited dividends declared in 1995) was reflected as an expense for the year ended December 31, 1996. Dividends declared in prior years have been accrued as an expense for the period in which the related premiums were earned and not the year paid or declared. Accordingly, there is no expense reflected in 1995.

FEDERAL INCOME TAXES Federal income taxes increased $1.6 million, or 16.0%, to $11.7 million in 1996 from $10.1 million in 1995. The effective tax rate decreased to 27.9% in 1996 from 29.2% in 1995, due primarily to an increase in tax-exempt interest in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes. The Company has also paid significant dividends, in the form of premium credits, to its members in each year since 1980. The Company paid $9.0 million and $9.9 million of such dividends during the years ended December 31, 1997 and 1996, respectively. The Company has now ceased paying such premium credit dividends to its policyholders.

  SCPIE has consistently experienced positive cash flow from operations. Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from year to year. Cash provided by operating activities for SCPIE, before the payment of dividends to policyholders, was $13.5 million in 1997 compared to $39.8 million in 1996. The higher amount of cash flow from operations in 1996 was due to a refund of federal income tax and interest of $25.9 million in settlement of a tax dispute for the 1985 through 1988 tax years.

  The Company invests its positive cash flow from operations in both fixed-maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was reduced from $61.1 million at December 31, 1995, to $23.5 million at December 31, 1997. The Company plans to continue this focus on fixed-maturity securities for the indefinite future. The Company has made limited investments in real estate, which has been used almost entirely in the Company's operating activities, with the remainder leased to third parties.

  The Company maintains a portion of its investment portfolio in high-quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $53.3 million, or 6.8% of invested assets, at December 31, 1997. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

  SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries and approximately $36.4 million of net proceeds from a January 1997 common stock offering. In 1997, along with the net proceeds from the common stock offering, and dividends from its insurance subsidiaries, SCPIE has contributed $25.0 million to American Healthcare Specialty Insurance Company and another $23.0 million to AHI. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 1998 without prior regulatory approval is approximately $27.5 million. Dividends of $20.0 million were paid during 1997.

  Common stock dividends paid to stockholders were $0.20 per share in 1997. These dividends are funded through dividends from the Company's insurance subsidiaries. The Company expects to pay dividends in the future. However, payment of dividends is subject to Board approval, earnings and the financial condition of the Company.

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

  The Company is in the process of seeking leased space for its operations. The Company has not entered into any commitments to date. The Company expects to use its cash flow from current operations to pay for any additional space and capital equipment.

  During May 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock in the open market. The repurchase may begin at any time and continue until May 1998. During 1997, 15,400 shares were repurchased. Subsequent to December 31, 1997, an additional 55,800 shares were repurchased.


IMPACT OF YEAR 2000

  Based on our assessments in prior years, the Company has determined modification of significant portions of its software were required so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The Company has utilized internal resources to reprogram, or replace and test, the software for Year 2000 modifications. The Company estimates that approximately 85% of the most important changes have been made and anticipates completing the entire project by December 31, 1998. The total cost of the Year 2000 project since its inception in 1995 is estimated at $1.8 million, of which approximately $734,000 was incurred through December 31, 1997. There can be no assurance, however, that there will not be a delay in or increased costs associated with the completion and implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

  The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.


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

ITEM 8. FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and related notes, including supplementary data, are set forth in the "Index" on page 37 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 14, 1998 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Form 10-K report under the caption "Executive Officers."

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

                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULE. Reference is
                           made to the "Index--Financial Statements and Financial Statement Schedule--Annual Report on Form 10-K" filed on page 37 of this Form 10-K report.

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

    3.1      Amended and Restated Certificate of Incorporation.**

    3.2      Amended and Restated Bylaws.**

   10.1      Amended and Restated Employment Agreement dated
             January 2, 1998, between SCPIE Management Company and
             Donald J. Zuk.

   10.2      Letter of Credit Agreement dated February 11, 1998 between Union
             Bank of California, N.A. and American Healthcare Indemnity Company in the amount of $7,674,561.

   10.3      Letter of Credit Agreement dated February 11, 1998 between Union
             Bank of California, N.A. and American Healthcare Indemnity Company in the amount of $1,000,000.

   10.4      Letter of Credit Agreement dated January 11, 1995 between First
             Interstate Bank and Southern California Physicians Insurance
             Exchange in the amount of $27,368,087.**

   10.5      Letter of Credit Agreement dated January 26, 1995 between
             First Interstate Bank and Southern California Physicians
             Insurance Exchange for a $5,000,000 Secured Standby
             Letter of Credit Facility.**

  NUMBER                                DOCUMENT
  ------                                --------
   10.6      First Excess of Loss Treaty No. 01-95-0020 with various
             subscribing reinsurers.**

   10.7 Second Excess of Loss Treaty No. 01-95-0021 with various subscribing reinsurers.**

   10.8 Third Excess of Loss Treaty No. 01-95-0022 with various subscribing reinsurers.**

   10.9 Fourth Excess of Loss Treaty No. 01-95-0599 with various subscribing reinsurers.**

   10.10 Per Policy Excess of Loss Treaty No. 01-94-0365 with various subscribing reinsurers.**

   10.11     Reinstatement/Retroactive/Aggregate Extension Excess of
             Loss Treaty No. 01-95-0879 with various subscribing reinsurers.**

   10.12     Medical Malpractice Surplus Reinsurance Treaty between SCPIE and
             Lloyd's Syndicate No. 1010 and Syndicates Comprising 1007 Group underwritten for by CW Spreckley, Esq. and others, effective date
             January 1, 1996, Treaty No.
             01-95-0374.**

   10.13     Physician Medical Malpractice/Hospital Professional Liability Quota
             Share Reinsurance Agreement between Hannover Ruckversicherungs,
             Aktiengesellschaft/Eisen Und Stahl
             Ruckversicherungs-Aktiengesellschaft, Hannover, Germany, and various subscribing reinsurers, effective date January 1, 1995, Treaty No. 01-95-0694.**

   10.14 First Excess of Loss Treaty No. 01-96-0020 with various subscribing reinsurers.**

   10.15 Second Excess of Loss Treaty No. 01-96-0021 with various subscribing reinsurers.**

   10.16 Third Excess of Loss Treaty No. 01-96-0022 with various subscribing reinsurers.**

   10.17 Fourth Excess of Loss Treaty No. 01-96-0599 with various subscribing reinsurers.**

   10.18 Per Policy Excess of Loss Treaty No. 01-96-0365 with various subscribing reinsurers, reference is made to Exhibit
             10.9.**

   10.19     Addendum No. 1 to the
             Reinstatement/Retroactive/Aggregate Extension Excess of
             Loss Treaty No. 01-96-0879 with various subscribing reinsurers, reference is made to Exhibit 10.11.**

   10.20     Quota Share Reinsurance Agreement Treaty No. 01-96-
             0922.**

  NUMBER                                DOCUMENT
  ------                                --------
   10.21     First Excess of Loss Treaty No. 01-97-0020 with various
             subscribing reinsurers.

   10.22 Second Excess of Loss Treaty No. 01-97-0021 with various subscribing reinsurers.

   10.23 Third Excess of Loss Treaty No. 01-97-0022 with various subscribing reinsurers.

   10.24 Fourth Excess of Loss Treaty No. 01-97-0599 with various subscribing reinsurers.

   10.25 Per Policy Excess of Loss Treaty No. 01-97-0365 with various subscribing reinsurers.

   10.26     Addendum No. 2 to the
             Reinstatement/Retroactive/Aggregate Extension Excess of
             Loss Treaty No. 01-97-0879 with various subscribing reinsurers, reference is made to Exhibit 10.11.

   10.27     Quota Share Reinsurance Treaty No. 1-97-0922.

  10.28      Allocated Loss Adjustment Expense Excess of Loss Treaty
             No. 01-97-1154 with various subscribing reinsurers.

  10.29      Cover Note for First Excess of Loss Reinsurance Treaty No.
             01-97-1134 with various subscribing reinsurers.

  10.30      Cover Note for Second Excess of Loss Reinsurance Treaty
             No. 01-97-1135 with various subscribing reinsurers.

  10.31      Cover Note for First Excess of Loss Reinsurance Treaty No.
             01-98-0020 with various subscribing reinsurers.

  10.32      Cover Note for Second Excess of Loss Reinsurance Treaty
             No. 01-98-0021 with various subscribing reinsurers.

  10.33      Cover Note for Third Excess of Loss Reinsurance Treaty No.
             01-98-0022 with various subscribing reinsurers.

  10.34      Cover Note for Fourth Excess of Loss Reinsurance Treaty
             No. 01-98-0023 with various subscribing reinsurers.

   10.35     Cover Note for Quota Share Reinsurance Treaty No. 1-98-
             0922.

   10.36 SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989.**

   10.37     Supplemental Employee Retirement Plan for Selected
             Employees of SCPIE Management Company dated January
             1, 1995.**

   10.38     Retirement Plan for Outside Governors and Affiliated
             Directors,  effective January 1, 1994 as amended.**

  NUMBER                                DOCUMENT
  ------                                --------
   10.39     The SMC Cash Accumulation Plan, dated July 1, 1991, as
             amended.**

   10.40     Inter-Company Pooling Agreement effective January 1,
             1997.

  10.41      SCPIE Holdings Inc. and subsidiaries Consolidated Federal
             Income Tax Liability Allocation Agreement effective
             January 1, 1996.

  10.42      The 1997 Equity Participation Plan of SCPIE Holdings Inc.

   10.43     Form of Indemnification Agreement.**

  11.1       Statement re: computation of per share earnings.

   21.1      Subsidiaries of the registrant.

   27.1      Financial Data Schedule.

------------

(**) Previously filed as Exhibits to the Company's Registration Statement on
     Form S-1 (No. 33-4450), declared effective by the SEC on January 29, 1997 and incorporated herein by this reference.

      (b)         Reports on Form 8-K:

None.

                               SCPIE HOLDINGS INC.
              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                           ANNUAL REPORT ON FORM 10-K

                                 ---------------

                                      INDEX

                                                                             PAGES
                                                                             -----
Report of Independent Auditors......................................           38
Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and 1996                 39
  Consolidated Statements of Income for the years ended
    December 31, 1997, 1996 and 1995................................           40
  Statements of Changes in Stockholders' Equity for the years ended
    December 31, 1997, 1996 and 1995................................           40
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995................................           41
  Notes to Consolidated Financial Statements                                   42
Schedule II - Condensed Financial Information of Registrant                    53


  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors




Board of Directors
SCPIE Holdings Inc.


We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       ERNST & YOUNG LLP


Los Angeles, California
February 23, 1998

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

DECEMBER 31,                                                   1997            1996
------------                                                 --------        --------
ASSETS

Securities available for sale (Note 2):
  Fixed-maturity investments, at fair value
    (amortized cost: 1997 - $692,811; 1996 - $660,820)    $ 708,860        $ 668,367
  Equity investments, at fair value
    (cost: 1997 - $17,052; 1996 - $15,555)                   23,523           19,977
                                                          ---------        ---------
Total securities available for sale                         732,383          688,344
Short-term investments                                       53,281           29,566
                                                          ---------        ---------
Total investments                                           785,664          717,910
Cash                                                         13,252            4,212
Accrued investment income                                    12,202           11,198
Reinsurance recoverable (Note 4)                             21,531           19,266
Deferred federal income taxes (Note 5)                       16,158           20,221
Deferred acquisition costs                                      520              591
Property and equipment, net                                  19,534           19,084
Other assets                                                 19,588           12,673
                                                          ---------        ---------
Total assets                                              $ 888,449        $ 805,155
                                                          =========        =========

LIABILITIES

Reserves:
  Losses and loss adjustment expenses (Note 3)            $ 454,971        $ 459,567
  Unearned premiums                                          22,072           25,297
                                                          ---------        ---------
Total reserves                                              477,043          484,864
Policyholders' dividends payable                                 --            7,723
Other liabilities                                            50,291           24,001
                                                          ---------        ---------
Total liabilities                                           527,334          516,588

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock - par value $0.0001, 5,000,000 shares
  authorized, no shares issued or outstanding                    --               --
Common stock - par value $0.0001, 30,000,000 shares
  authorized 12,792,091 shares issued,
  12,276,691 shares outstanding                                   1               --
Additional paid-in capital                                   36,386               --
Retained earnings                                           310,506          280,788
Treasury stock, at cost (15,400 shares)                        (416)              --
Net unrealized appreciation on securities
  available for sale, net of deferred taxes                  14,638            7,779
                                                          ---------        ---------
Total stockholders' equity                                  361,115          288,567
                                                          ---------        ---------
Total liabilities and stockholders' equity                $ 888,449        $ 805,155
                                                          =========        =========



                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE YEAR ENDED DECEMBER 31,                           1997           1996            1995
-------------------------------                        ---------       ---------      ---------
REVENUES

Premiums earned (Note 4)                               $ 133,866       $ 120,484      $ 116,354
Net investment income (Note 2)                            42,716          40,769         40,424
Realized investment gains (Note 2)                         6,602          11,738          7,950
Other revenue                                                551             375            281
                                                       ---------       ---------      ---------
Total revenues                                           183,735         173,366        165,009

EXPENSES

Losses and loss adjustment expenses (Note 3)             123,377         108,797        118,023
Other operating expenses                                  17,987          14,276         12,561
                                                       ---------       ---------      ---------
Total expenses                                           141,364         123,073        130,584
                                                       ---------       ---------      ---------
Income before policyholder dividends
  and federal income taxes                                42,371          50,293         34,425
Policyholder dividends                                        --           8,436             --
Federal income taxes (Note 5)                             10,195          11,665         10,056
                                                       ---------       ---------      ---------
Net income                                             $  32,176       $  30,192      $  24,369
                                                       =========       =========      =========

 Basic earnings per share of common stock (Note 1)     $    2.66       $   3.02       $    2.44


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                       UNREALIZED
                                                                                                      APPRECIATION
                                                          ADDITIONAL                                 (DEPRECIATION)       TOTAL
                                PREFERRED    COMMON         PAID-IN         RETAINED      TREASURY   ON SECURITIES,   STOCKHOLDERS'
                                  STOCK      STOCK          CAPITAL         EARNINGS        STOCK          NET           EQUITY
                                ---------   -------       ----------        ---------     ---------  --------------   -------------
Balance at January 1, 1995 ..    $   --    $    --        $      --        $ 226,227      $     --     ($ 16,691)     $ 209,536
  Net income ................        --         --               --           24,369            --            --         24,369
  Net unrealized appreciation        --         --               --               --            --        39,914         39,914
                                 ------    -------        ---------        ---------      --------     ---------      ---------

Balance at December 31, 1995         --         --               --          250,596            --        23,223        273,819
  Net income ................        --         --               --           30,192            --            --         30,192
  Net unrealized depreciation        --         --               --               --            --       (15,444)       (15,444)
                                 ------    -------        ---------        ---------      --------     ---------      ---------

Balance at December 31, 1996         --         --               --          280,788            --         7,779        288,567
  Net income ................        --         --               --           32,176            --            --         32,176
  Issuance of common stock ..        --          1           36,386               --            --            --         36,387
  Purchase of treasury stock         --         --               --               --          (416)           --           (416)
  Cash dividends ............        --         --               --           (2,458)           --            --         (2,458)
  Net unrealized appreciation        --         --               --               --            --         6,859          6,859
                                 ------    -------        ---------        ---------      --------     ---------      ---------

Balance at December 31, 1997     $   --    $     1        $  36,386        $ 310,506      $   (416)    $  14,638      $ 361,115
                                 ======    =======        =========        =========      ========     =========      =========


                                                      See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31,                         1997           1996           1995
-------------------------------                      ---------      ---------      ---------
OPERATING ACTIVITIES

Net income .....................................     $  32,176      $  30,192      $  24,369

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Unpaid losses and loss adjustment expenses,
      and reinsurance recoverables .............       (12,950)        (6,301)        (2,796)
    Accrued investment income ..................        (1,004)        (1,363)         1,301
    Provision for deferred federal income taxes            370             80            158
    Unearned premiums ..........................        (3,225)         5,381         (2,012)
    Policyholders' dividends payable ...........        (7,723)          (923)        (9,501)
    Realized investment gains ..................        (6,602)       (11,738)        (7,950)
    Provisions for amortization and depreciation         4,938          2,837          4,504
    Changes in other liabilities ...............           579         11,212            430
    Changes in other assets ....................          (755)         9,468          3,029
                                                     ---------      ---------      ---------
Net cash provided by operating activities ......         5,804         38,845         11,532

INVESTING ACTIVITIES

Purchases - fixed maturities ...................      (410,381)      (480,401)      (269,149)
Sales - fixed maturities .......................       335,210        375,877        235,332
Maturities - fixed maturities ..................        38,073         23,571         15,909
Purchases - equities ...........................        (7,692)        (5,445)       (37,033)
Sales - equities ...............................        10,312         50,495         37,510
Change in short-term investments, net ..........         4,201         (1,783)         3,772
                                                     ---------      ---------      ---------
Net cash used in investing activities ..........       (30,277)       (37,686)       (13,659)

FINANCING ACTIVITIES

Issuance of common stock, net of expenses ......        36,387             --             --
Purchase of  treasury stock ....................          (416)            --             --
Cash dividends .................................        (2,458)            --             --
                                                     ---------      ---------      ---------
Net cash provided by financing activities ......        33,513             --             --

Increase (decrease) in cash ....................         9,040          1,159         (2,127)

Cash at beginning of year ......................         4,212          3,053          5,180
                                                     ---------      ---------      ---------
Cash at end of year ............................     $  13,252      $   4,212      $   3,053
                                                     =========      =========      =========


                                                      See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying 1997 financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.

  On January 29, 1997, the Southern California Physicians Insurance Exchange (the Exchange) consummated its plan and agreement of merger (the Merger Agreement) whereby the Exchange reorganized from a reciprocal insurer to a stock insurance company and became a wholly-owned subsidiary of SCPIE Holdings (the Reorganization). Pursuant to the Reorganization, the Exchange merged with and into SCPIE Indemnity, a California stock insurance company and a wholly-owned subsidiary of SCPIE Holdings, the surviving corporation of the Reorganization. The assets and liabilities of the Exchange that were merged into SCPIE Indemnity were accounted for at historical cost in a manner similar to that in a pooling of interests.

  The principal purpose of the Reorganization was to improve SCPIE's access to the capital markets and to raise capital to permit the growth of existing business and develop new business opportunities in the professional liability insurance industry. The Reorganization also provided members of the Exchange with shares of common stock in SCPIE Holdings.

  Concurrent with the Reorganization, SCPIE Holdings completed an initial public offering, which generated net proceeds to SCPIE Holdings of approximately $36.4 million.

  SCPIE Holdings acquired the outstanding stock of AHI (formerly FG Insurance Corporation) and AHSIC (formerly FG Casualty Company), both inactive property/casualty insurance companies for $12.5 million in March 1996. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value ($5.9 million) was recorded as goodwill and amortized over a period of 10 years. SCPIE Holdings has utilized these companies to enter geographic markets outside California.

  The accompanying 1996 financial statements include the accounts and operations, after intercompany eliminations, of the Exchange and its wholly-owned subsidiaries, principally SCPIE Holdings, SCPIE Indemnity, AHI, AHSIC, and SMC.

  The 1995 financial statements have been combined using the consolidated balance sheets and results of operations of the Exchange and the Organization of Southern California Physicians (OSCAP). OSCAP was the holding company of SMC, the Exchange's attorney-in-fact. All transactions between the Exchange and OSCAP have been eliminated in the preparation of the combined financial statements. On July 12, 1996, OSCAP was liquidated into the Exchange, and SMC and its subsidiaries became subsidiaries of the Exchange.

  The Company principally writes professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Substantially all of the Company's coverage is written on a "claims made and reported" basis. Generally, coverage is provided only for claims that are first reported to the Company during the insured's coverage period and which arise from occurrences during the insured's coverage period. The Company also makes "tail" coverage available for purchase by policyholders in order to cover claims that arise from occurrences during the insured's coverage period, but which are first reported to the Company after the insured's coverage period and during the term of the applicable tail coverage.

  The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and disclosed herein.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

INVESTMENTS

Recognizing the need for the ability to respond to changes in market conditions and in tax positions, the Company has designated its entire investment portfolio as available-for-sale. The Company has no securities classified as "trading" or "held-to-maturity." Transfers between categories are severely restricted.

  Changes in fair values of available-for-sale securities, after adjustment of deferred income taxes, are reported as unrealized appreciation or depreciation directly in stockholders' equity and, accordingly, have no effect on net income.

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

DEFERRED ACQUISITION COSTS

Premium taxes are capitalized and amortized as premiums are earned over the terms of the related policies. The deferred acquisition costs are amortized over the effective period of the related policies.

PREMIUMS

Premiums are recognized as earned on a pro rata basis over the terms of the respective policies.

UNEARNED PREMIUMS

Unearned premiums are calculated using the monthly pro rata basis over the terms of the respective policies.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Reserves for losses and loss adjustment expenses (LAE) represent the estimated liability for reported claims plus those incurred but not yet reported and the related estimated adjustment expenses. The reserve for unpaid claims and related adjustment expenses is determined using case-basis evaluations and statistical analysis and represents estimates of the ultimate cost of all unpaid losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the reserve for unpaid losses and related LAE is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.

REINSURANCE

Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

DIVIDENDS TO POLICYHOLDERS

Dividends to policyholders are accrued during the period in which the related premiums are earned. Estimates of policyholder dividends are reviewed and adjusted as necessary; such adjustments are included in current operations and accounted for as changes in estimates. In the second quarter of 1996, the Company estimated an additional $9.0 million of policyholder dividends would be paid due to favorable loss experience related to policy years 1987 through 1992. Except for this final dividend, after the Reorganization, the Company has ceased paying such dividends to its policyholders.

PROPERTY AND EQUIPMENT

Property and equipment, principally the Company's home office building, are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets.

CREDIT RISK

Financial instruments, that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and fixed maturities. The Company places its temporary cash investments with high-credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

  Reinsurance is placed with a number of individual companies and syndicates at Lloyd's of London to avoid concentration of credit risk. For the year ended December 31, 1997, approximately 62% of total reinsurance premiums ceded were placed with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A or better, including 38% with Hannover Ruickversicherungs, and between 2% to 8% primarily among five other reinsurers. Of the remaining reinsurance companies, Lloyds of London syndicates' participation is 34%.

CREDIT FACILITY

The Company has received a commitment from a large lender for a bank facility in the amount of $50.0 million. The commitment is subject to certain terms and conditions as well as negotiations and completion of all documentation.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share" (FASB 128) which is effective for quarters ending after December 15, 1997. Under FASB 128, primary earnings per share will be replaced by basic earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Fully diluted earnings per share would not change significantly but would be renamed diluted earnings per share. All previously recorded earnings per share amounts require restatement to conform to the new standard. The adoption of FASB 128 did not have an impact on any of the Company's earnings per share calculations as it only has common stock outstanding.

  In June 1997, FASB issued Statement No. 130 "Reporting Comprehensive Income" (FASB 130). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components. However, adoption in the first quarter of 1998 will have no impact on the Company's net income or stockholders' equity. FASB 130 requires unrealized gains or losses on the Company's available-for sale securities, which are currently reported in stockholders' equity to be included in other comprehensive income and the disclosure of total comprehensive income.

SEGMENT INFORMATION

The Company operates in the United States of America and in only one reportable industry segment, that provides professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers principally in California.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share of common stock for the year ended December 31, 1997 is computed using the weighted average number of common shares outstanding during the year of 12,108,330. Basic earnings per share of common stock for the years ended December 31, 1996 and 1995 gives effect to the Reorganization and the allocation of 10,000,000 shares of common stock to eligible members of the Exchange.

NOTE 2. INVESTMENTS

The Company's investments in available-for-sale securities are summarized as follows:

                                       COST OR       GROSS         GROSS
                                      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
 (IN THOUSANDS)                         COST         GAINS         LOSSES        VALUE
---------------                       --------     ----------    ----------     --------
December 31, 1997
Fixed-maturity securities:
  Bonds:
    U.S. Government and Agencies      $290,028      $  8,182      $    137      $298,073
    State, municipalities and
      political subdivisions ...       327,273         8,003           120       335,156
    Mortgage-backed securities,
      U.S. Government ..........        68,161           574           445        68,290
    Corporate ..................         7,256            --             8         7,248
    Other ......................            93            --            --            93
                                      --------      --------      --------      --------
Total fixed-maturity securities        692,811        16,759           710       708,860
Common stocks ..................        17,052         6,759           288        23,523
                                      --------      --------      --------      --------
Total ..........................      $709,863      $ 23,518      $    998      $732,383
                                      ========      ========      ========      ========


December 31, 1996
Fixed-maturity securities:
  Bonds:
    U.S. Government and Agencies      $272,315      $  6,576      $  1,962      $276,929
    State, municipalities and
      political subdivisions ...       300,347         4,788         1,674       303,461
    Mortgage-backed securities,
      U.S. Government ..........        83,031           593           774        82,850
    Corporate ..................         5,027            --            --         5,027
    Other ......................           100            --            --           100
                                      --------      --------      --------      --------
Total fixed-maturity securities        660,820        11,957         4,410       668,367
Common stocks ..................        15,555         4,864           442        19,977
                                      --------      --------      --------      --------
Total ..........................      $676,375      $ 16,821      $  4,852      $688,344
                                      ========      ========      ========      ========


The fair values for fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

  The amortized cost and fair value of the Company's investments in fixed-maturity securities at December 31, 1997, are summarized by stated maturities as follows:

                                 AMORTIZED         FAIR
(IN THOUSANDS)                     COST            VALUE
--------------                  ----------       ---------
Years to maturity:
  One or less                   $   2,349        $   2,341
  After one through five           89,663           91,519
  After five through ten          241,715          249,699
  After ten                       290,923          297,011
  Mortgage-backed securities       68,161           68,290
                               ----------       ----------
Totals                          $ 692,811       $  708,860
                                =========       ==========


The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

  The ratings of the Company's fixed-maturity securities at December 31, 1997, using Moody's and Standard & Poor's rating services, are summarized as follows:

                  AAA                          71.0%
                  AA                           21.0%
                  A                             7.3%
                  Not rated                     0.7%
                                             ------
                                             100.0%
                                             ======

  Major categories of the Company's investment income are summarized as follows:

(IN THOUSANDS)             YEAR ENDED DECEMBER 31,          1997      1996      1995
--------------------------------------------------        --------  --------  --------
Fixed-maturity investments                                $ 39,926  $ 40,594  $ 36,987
Equity investments                                             840       994     1,627
Other                                                        4,329     1,213     4,250
                                                          --------  --------  --------
Total investment income                                     45,095    42,801    42,864
Investment expenses                                          2,379     2,032     2,440
                                                          --------  --------  --------
Net investment income                                     $ 42,716  $ 40,769  $ 40,424
                                                          ========  ========  ========


  Realized gains and losses from sales of investments are summarized as follows:

(IN THOUSANDS)             YEAR ENDED DECEMBER 31,          1997      1996      1995
--------------------------------------------------        --------  --------  --------
Fixed-maturity investments:
  Gross realized gains                                    $  4,959  $  6,419  $  4,946
  Gross realized losses                                     2,022      5,880     1,558
                                                          --------  --------  --------
Net realized gains                                        $  2,937  $    539  $  3,388
                                                          ========  ========  ========
Equity investments:
  Gross realized gains                                    $  3,854  $ 13,028  $  6,649
  Gross realized losses                                       189      1,829     2,087
                                                          --------  --------  --------
Net realized gains                                        $  3,665  $ 11,199  $  4,562
                                                          ========  ========  ========


  The change in the Company's unrealized appreciation (depreciation) on fixed-maturity securities was $8.5 million, ($16.5 million) and $52.9 million for the years ended December 31, 1997, 1996 and 1995, respectively; the corresponding amounts for equity securities were $2.0 million, ($7.3 million), and $8.5 million.

  At December 31, 1997, the Company's investments in fixed-maturity securities with a carrying amount of $22.0 million were on deposit with state insurance departments to satisfy regulatory requirements.

  No investment in any person or its affiliates exceeded 10% of the Company's stockholders' equity at December 31, 1997.

NOTE 3. LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 1997, 1996 and 1995.

(IN THOUSANDS)                                             1997           1996           1995
--------------                                          ---------      ---------      ---------
Reserve for losses and LAE, net of related
  reinsurance recoverable, at beginning of year         $ 440,301      $ 446,627      $ 449,566
Provision for losses and LAE for claims occurring
  in the current year, net of reinsurance                 176,586        168,545        175,856
Decrease in estimated losses and LAE for claims
  occurring in prior years, net of reinsurance            (53,209)       (59,748)       (57,833)
                                                        ---------      ---------      ---------
Incurred losses during the year, net of reinsurance       123,377        108,797        118,023
Deduct losses and LAE payments for claims,
 net of reinsurance, occurring during:
  Current year                                             11,814         13,274         11,481
  Prior years                                             118,424        101,849        109,481
                                                        ---------      ---------      ---------
                                                          130,238        115,123        120,962
Reserve for losses and LAE, net of related
  reinsurance recoverable, at end of year                 433,440        440,301        446,627
Reinsurance recoverable for losses and LAE,
  at end of year                                           21,531         19,266         19,560
                                                        ---------      ---------      ---------
Reserves for losses and LAE, gross of
  reinsurance recoverable, at end of year               $ 454,971      $ 459,567      $ 466,187
                                                        =========      =========      =========


  The Company's reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1996, 1995 and 1994, were decreased in the following year by $53.2 million, $59.7million, and $57.8 million, respectively, for claims that had occurred on or prior to those balance sheet dates. Those redundancies resulted primarily from settling case-basis reserves established in prior years for amounts that were less than expected. The 1995 redundancies were offset, in part, by a $23.9 million increase in the loss reserves carried for physicians who receive free tail coverage in the event of death, disability or retirement from the medical profession. The increase was the result of a refinement in the actuarial methodology used to calculate the reserve for this tail coverage.

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

NOTE 4. REINSURANCE

Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. These reinsurance agreements provide the Company with increased capacity to write additional risks and maintain its exposure to loss within its capital resources. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Some of these agreements include terms whereby the Company earns a profit sharing commission if the reinsurer's experience is favorable.

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

  The effect of assumed and ceded reinsurance on premiums is summarized in the following table.

(IN THOUSANDS)                         1997                     1996                      1995
                             ---------------------     ---------------------     ---------------------
YEAR ENDED DECEMBER 31,      WRITTEN       EARNED      WRITTEN       EARNED      WRITTEN       EARNED
-----------------------      --------     --------     --------     --------     --------     --------
Direct                       $123,910     $125,289     $125,289     $124,281     $124,281     $124,118
Assumed                        11,673       13,603        8,922        4,497          780          780
Ceded                           4,941        5,026        8,239        8,294        8,544        8,544
                             --------     --------     --------     --------     --------     --------
Net premiums                 $130,642     $133,866     $126,318     $120,484     $114,513     $116,354
                             ========     ========     ========     ========     ========     ========

  Reinsurance ceded reduced losses and loss adjustment expenses incurred by $5.4 million, $0.9 million and $1.4 million in 1997, 1996 and 1995, respectively.

  The Company retains the first $1.0 million of losses incurred per incident and has various reinsurance up to $20.0 million per incident for its physician coverage and up to $45.0 million for its hospital coverage. The Company assumes a small amount of reinsurance covering medical professional liability risks, primarily in the United States, as well as participating in high-layer excess of loss property catastrophe reinsurance for U.S. and international risks.

  In November 1996, the Company entered into a six-year agreement with a third party whereby the Company provided a $5.5 million letter of credit in exchange for future gains or losses based on the underwriting index of a reinsurance portfolio. The portfolio is composed of worldwide geographically dispersed catastrophe excess of loss treaty reinsurance business. The Company will also receive semiannual payments based on its notional amount ($5.0 million) at a rate determined annually. On an annual basis, if the combined ratio of the portfolio is below a stipulated underwriting index amount, the Company will recognize a gain; if the combined ratio is between two stipulated underwriting index amounts, the Company will not recognize a gain or loss; and, if the combined ratio is greater than a stipulated underwriting index amount, the Company will recognize a loss limited to its notional value plus any interest earned during the agreement. At December 31, 1997, the amounts recorded in the financial statements related to this agreement are not material.

  The Company has acquired the medical malpractice insurance business of Fremont Indemnity Company (Fremont) effective January 1, 1998 for $14.0 million. As part of this transaction, the Company will assume $42.0 million in loss and LAE reserves outstanding, and other net liabilities. In December 1997, the Company received $28.0 million in investments related to this transaction, which has been reflected in short-term investments and other liabilities at December 31, 1997. The Company entered into a 100% quota-share reinsurance agreement, making SCPIE Indemnity the reinsurer for the Fremont policies pending regulatory approval to write them directly. The Fremont policies are written in 10 states, with the vast majority in California and Arizona.

NOTE 5. FEDERAL INCOME TAXES

The components of the federal income tax provision in the accompanying consolidated statements of income are summarized as follows:

(IN THOUSANDS)       YEAR ENDED DECEMBER 31,         1997        1996        1995
--------------------------------------------       -------     -------     -------
Current                                            $ 9,825     $11,585     $ 9,898
Deferred                                               370          80         158
                                                   -------     -------     -------
Total                                              $10,195     $11,665     $10,056
                                                   =======     =======     =======


A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

(IN THOUSANDS)       YEAR ENDED DECEMBER 31,         1997        1996        1995
--------------------------------------------       -------     -------     -------
Federal income tax at 35%                          $14,830     $14,650     $12,049
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                               (4,775)     (3,124)      2,125)
  Dividends received deduction                        (136)       (139)       (216)
  Goodwill                                             220         148          --
  Other                                                 56         130         348
                                                   -------     -------     -------
Total federal income tax expense                   $10,195     $11,665     $10,056
                                                   =======     =======     =======


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

(IN THOUSANDS)       YEAR ENDED DECEMBER 31,         1997        1996
--------------------------------------------       -------     -------
Deferred tax assets:
  Discounting of loss reserves                     $22,122     $22,306
  Unearned premium                                   1,545       1,771
  Other                                                557         540
                                                  --------     -------
Total deferred tax assets                           24,224      24,617
Deferred tax liabilities:
  Deferred policy acquisition costs                    182         207
  Unrealized investment gains                        7,882       4,189
  Other                                                  2          --
                                                  --------    --------
Total deferred tax liabilities                       8,066       4,396
                                                  --------    --------
Net deferred tax assets                            $16,158     $20,221
                                                  ========     =======


  Federal income taxes paid during 1997, 1996, and 1995 were $11.0 million, $14.8 million and $9.9 million, respectively.

NOTE 6. STATUTORY ACCOUNTING PRACTICES

SCPIE Indemnity, AHI and AHSIC are domiciled in California, Delaware and Arkansas, respectively, and prepare their statutory- basis financial statements in accordance with accounting practices prescribed or permitted by the respective insurance departments. Currently, "prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC is in the process of codifying statutory accounting practices ("Codification"). Codification would likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Companies' insurance subsidiaries use to prepare their statutory-basis financial statements. Codification, which is expected to be approved by the NAIC in 1998, will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. At this time, it is unclear whether the states of California, Delaware and Arkansas will adopt Codification. However, based on current draft guidance, management believes that the impact of Codification will not be material to the statutory basis financial statements of SCPIE Indemnity, AHI and AHSIC. Policyholders' surplus and net income, as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices, for the insurance subsidiaries are summarized as follows:

(IN THOUSANDS)                                  1997          1996        1995
--------------                               ----------   -----------  -----------
Statutory net income for the year            $   32,239   $    32,703  $    24,393
Statutory capital and surplus at year end       321,289       254,679      235,352


SCPIE Indemnity offers its insureds free tail coverage in the event of death, total and permanent disability, and complete and permanent retirement. In 1993, the NAIC published guidelines for establishing a reserve for future free tail policies when the claims- made policy includes a provision for waiving a premium charge in the event of death, disability or retirement of the insured. Based on the NAIC guidelines, this reserve should be recorded as an unearned premium reserve. Alternatively, it can be considered an unpaid loss with the permission of the insurance entity's state insurance department. In 1997, SCPIE Indemnity received written approval from the California Department of Insurance to record this reserve as an unpaid loss. SCPIE Indemnity's statutory surplus would be unaffected if the California Department of Insurance were to rescind its permission for this treatment.

  The maximum amount of dividends that may be paid by property/casualty insurance companies without prior approval of the California Insurance Commissioner is subject to restrictions relating to statutory surplus and net income. In 1998, dividends of $27.5 million may be distributed from SCPIE Indemnity to SCPIE Holdings without prior approval of the California Insurance Commissioner.

NOTE 7. BENEFIT PLANS

The Company has a 401(k) defined contribution plan and a noncontributory defined benefit plan, which provide retirement benefits to all its employees. Under the 401(k) plan, the Company presently matches the employee's contribution. The contribution expense for the 401(k) plan was $479,000, $418,000 and $389,000 for the years ended December 31, 1997, 1996 and 1995, respectively. An additional defined contribution plan that no longer accepts contributions will remain with the trustee as funded at December 31, 1989, until retirement or termination of all employees vested in the plan.

  The Company also maintains a defined benefit pension plan whose benefits are based on years of service and salary levels. The Company's policy is to fund the pension plan up to the maximum deductible contributions the federal laws and regulations permit.
Plan assets consist of investment funds and cash held in a bank money market account.

  Net pension expense consists of the following components:

(IN THOUSANDS)          YEAR ENDED DECEMBER 31                 1997          1996          1995
----------------------------------------------                ------        ------        ------
Service cost-benefits earned during the year                  $  323        $  291        $  223
Interest on projected benefit obligation                         161           123            73
Actual return on plan assets                                    (527)         (240)         (282)
Net amortization and deferral                                    352           115           201
                                                              ------        ------        ------
Net pension expense                                           $  309        $  289        $  215
                                                              ======        ======        ======


  The following table sets forth the funding status of the plan:

 (IN THOUSANDS)                   DECEMBER 31                 1997         1996
------------------------------------------------------      --------     --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
    benefits of $1,559,000 in 1997 and $988,000 in 1996     $(2,000)     $(1,378)
                                                            =======      =======
Projected benefit obligation                                $(2,501)     $(1,764)
Plan assets                                                   2,758        1,966
                                                            -------      -------
Plan assets in excess of
  projected benefit obligations                                 257          202
Unrecognized net loss from past experience
  different from that assumed                                   (27)         (31)
Unrecognized past service cost                                  (12)         (13)
Unrecognized net asset at January 1                            (159)         (76)
                                                            -------      -------
Prepaid pension expense                                     $    59      $    82
                                                            =======      =======


The projected benefit obligation for 1997, 1996 and 1995 was determined using an assumed discount rate of 7%, 7.25% and 7%, respectively, and an assumed rate of compensation increase of 5% for 1997, 1996 and 1995. The expected long-term rate of return on plan assets was 8% in 1997, 1996 and 1995.

  The Company also has enacted a nonqualified supplemental employee retirement agreement for selected employees which provides benefits retroactively from January 1, 1990. At December 31, 1996 and 1995, the projected benefit obligation for this unfunded plan was $2.7 million and $2.1 million, respectively, of which the accumulated benefit obligation of $1.8 million and $1.2 million, respectively, is accrued as a liability in the consolidated balance sheets. Pension expense for this plan was approximately $394,000, $349,000 and $258,000 in 1997, 1996 and 1995, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

  The Company is a defendant in an action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. The jury awarded compensatory damages of $4.2 million, and punitive damages were reduced to $14.0 million by the trial judge. The Company believes that the action is entirely without merit and plans to aggressively pursue its rights on appeal. However, the ultimate resolution of this matter cannot be determined at this time and could result in a loss to the Company.

  Since 1981, the Company has purchased annuities from life insurance companies to fund obligations under structured settlement agreements with certain medical malpractice claimants. Annuities having an aggregate purchase price of approximately $12.3 million were purchased from Executive Life Insurance Company
(ELIC), which was placed in conservatorship during 1991 the California Insurance Commissioner. Substantially all of the assets of ELIC have been transferred to another insurer, which has assumed the restructured annuities and is obligated to pay varying percentages of the original annuity benefits as they become due. The Company has determined that it is contractually obligated for the shortfall amounts under certain of these annuities. At December 31, 1997, a reserve of $4.0 million (net of expected reinsurance recoveries of $3.0 million) was recorded to cover these expected shortfall payments. The Company believes that the amount of its obligations in excess of the existing reserves, if any, is not material to its financial positions or results of operations.

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

NOTE 9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The unaudited quarterly results of operations for 1997 and 1996 are summarized as follows:

                                                                 1997                                         1996
                                              -----------------------------------------   ------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)            1ST       2ND        3RD        4TH         1ST        2ND        3RD        4TH
-------------------------------------         --------   --------   --------   --------   --------   --------    --------   --------
Premiums earned and other revenues            $ 36,563   $ 32,837   $ 33,126   $ 31,891   $ 31,505   $ 29,714    $ 29,071   $ 30,569
Net investment income                           10,572     10,637     10,798     10,709     10,561     10,409      10,245      9,554
Realized investment gains (losses)               1,212      1,975        989      2,426     12,804     (1,308)         58        184
Net income                                       8,121      8,004      7,320      8,731     13,744        333       5,772     10,343

Basic earnings per share of common stock (1)  $   0.70   $   0.65   $   0.60   $   0.71   $   1.38   $   0.03    $   0.58   $   1.03


(1) Gives effect in all periods to the Reorganization and the allocation of 10,000,000 shares of common stock to eligible members of the Exchange.

           Schedule II - Condensed Financial Information of Registrant

                               SCPIE Holdings Inc.
                            Condensed Balance Sheets
                                 (in thousands)



 DECEMBER 31                                          1997          1996
                                                   ---------     ---------
ASSETS
Investments
Available for sale fixed maturity investments,
  at fair value (amortized cost: 1997 - $3,004)    $   2,994     $      --
Short-term investments                                   272            --
Investment in subsidiaries                           356,179        13,489
                                                   ---------     ---------
Total investments                                    359,445        13,489
Cash                                                     227           417
Due from subsidiaries                                     74            --
Other                                                  1,241           433
                                                   ---------     ---------
Total assets                                       $ 360,987     $  14,339
                                                   =========     =========

LIABILITIES
Due to affiliates                                  $      --     $     403
Other                                                   (128)            6
                                                   ---------     ---------
Total liabilities                                       (128)          409


Stockholders' equity:
 Preferred stock - par value $0.0001,
  5,000,000 shares authorized,
  no shares issued or outstanding                         --            --
Common stock par value $0.0001,
  30,000,000 shares authorized, 12,792,091
  shares issued, 12,276,691 shares outstanding             1            --
Additional paid-in capital                            36,386        13,999
Retained earnings (deficit)                          310,506           (69)
Treasury stock, at cost (15,400 shares)                 (416)           --
Net unrealized appreciation on securities
  available for sale, net of deferred taxes           14,638            --
                                                   ---------     ---------
Total stockholders' equity                           361,115        13,930
                                                   ---------     ---------
Total liabilities and stockholders' equity         $ 360,987     $  14,339
                                                   =========     =========


                             See accompanying notes.

                               SCPIE Holdings Inc.

                       Condensed Statements of Operations
                                 (in thousands)

                                                 TWELVE
                                                 MONTHS       TEN MONTHS
                                                  ENDED          ENDED
                                               DECEMBER 31,   DECEMBER 31,
                                                  1997           1996
                                               ------------   ------------
Dividend from subsidiary                        $ 20,000       $     --
Net investment income                                804             16
Realized investment losses                           (10)            --
Other expenses                                    (1,287)            (1)
                                                --------       --------
Earnings before federal income taxes and
  equity in income (loss) of subsidiaries         19,507             15
Federal income taxes                                  37             (5)
                                                --------       --------
Earnings before equity in income (loss) of
  subsidiaries                                    19,470             10
Equity in income (loss) of subsidiaries           12,706            (79)
                                                --------       --------
Net income (loss)                               $ 32,176       $    (69)
                                                ========       ========


                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                            TWELVE MONTHS    TEN MONTHS
                                                                ENDED           ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                1997            1996
                                                              --------        --------
OPERATING ACTIVITIES
Net income (loss)                                             $ 32,176        $    (69)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Realized investment losses                                        10              --
  Due to affiliates                                                 --             403
  Due from subsidiaries                                            (74)             --
  Changes in other assets and liabilities                       (1,345)           (427)
  Equity in undistributed (income) loss of subsidiaries        (12,706)             79
                                                              --------        --------
Net cash provided by (used in) operating activities             18,061             (14)

INVESTING ACTIVITIES
Purchase of subsidiaries                                            --         (12,119)
Purchases - fixed maturities                                   (22,881)             --
Sales - fixed maturities                                        19,389              --
Change in short-term investments                                  (272)             --
Capital contribution to subsidiaries                           (48,000)         (1,050)
                                                              --------        --------
Cash used in investing activities                              (51,764)        (13,169)

FINANCING ACTIVITIES
Issuance of common stock, net of expenses                       36,387              --
Purchase of treasury stock                                        (416)             --
Cash dividends                                                  (2,458)             --
Capital contribution from parent                                    --          13,000
                                                              --------        --------
Cash provided by financing activities                           33,513          13,000

Decrease in cash                                                  (190)           (183)
Cash at beginning of period                                        417             600
                                                              --------        --------
Cash at end of period                                         $    227        $    417
                                                              ========        ========


                             See accompanying notes.

                               SCPIE Holdings Inc.
                    Notes to Condensed Financial Statements
                                December 31, 1997

1.       REORGANIZATION

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

2.       BASIS OF PRESENTATION

In the SCPIE Holdings' financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings' financial statements should be read in conjunction with the consolidated financial statements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SCPIE HOLDINGS, INC.,

                                        By /s/ DONALD J. ZUK
                                          -------------------------------------
                                                      Donald J. Zuk
                                          President and Chief Executive Officer


March 31, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed on its behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                             DATE
---------                               -----                             ----
/s/ DONALD J. ZUK               President, Chief Executive Officer
-----------------------------   and Director (Principal Executive
    Donald J. Zuk               Officer)                                March 31, 1998


/s/ PATRICK T. LO               Vice President, Chief Financial
-----------------------------   Officer and Chief Accounting
    Patrick T. Lo               Officer (Principal Financial
                                Officer and Principal Accounting
                                Officer)                                March 31, 1998

/s/ MITCHELL S. KARLAN, M.D.    Chairman of the Board and
-----------------------------   Director
    Mitchell S. Karlan, M.D.                                            March 31, 1998

/s/ JACK E. McCLEARY, M.D.      Director and Treasurer                  March 31, 1998
-----------------------------
    Jack E. McCleary, M.D.

/s/ ALLAN K. BRINEY, M.D.       Director                                March 31, 1998
-----------------------------
    Allan K. Briney, M.D.

/s/ WILLIS T. KING, JR.         Director                                March 31, 1998
-----------------------------
    Willis T. King, Jr.

/s/ CHARLES B. McELWEE, M.D.    Director                                March 31, 1998
-----------------------------
    Charles B. McElwee, M.D.

/s/ WENDELL L. MOSELEY, M.D.    Director                                March 31, 1998
-----------------------------
    Wendell L. Moseley, M.D.

/s/ DONALD P. NEWELL            Director                                March 31, 1998
-----------------------------
    Donald P. Newell

/s/ HARRIET M. OPFELL, M.D.     Director                                March 31, 1998
-----------------------------
    Harriet M. Opfell

/s/ WILLIAM A. RENERT, M.D.     Director                                March 31, 1998
-----------------------------
    William A. Renert, M.D.

/s/ HENRY L STOUTZ, M.D.        Director                                March 31, 1998
-----------------------------
    Henry L Stoutz, M.D.

/s/ REINHOLD A. ULLRICH, M.D.   Director                                March 31, 1998
-----------------------------
    Reinhold A. Ullrich, M.D.