Form 10-K405
period 1997-12-31
SCPIE HOLDINGS INC
filed 1998-05-15
CIK 1013609

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 1)

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

Common Stock, par value $0.0001 per share        New York Stock Exchange

     Preferred Stock Purchase Rights             New York Stock Exchange
           (Title of Class)


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

--------------------------------------------------------------------------------

        This Amendment No. 1 to Form 10-K of SCPIE Holdings Inc. is being filed to reflect the existence of Preferred Stock Purchase Rights as set forth on page 1 of this Form 10-K.



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


May 14, 1998