Form 10-Q
period 1998-03-31
SCPIE HOLDINGS INC
filed 1998-05-15
CIK 1013609

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


FOR THE QUARTER ENDED MARCH 31, 1998                 COMMISSION FILE NO. 1-12449


                               SCPIE HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                  95-4457980
       (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)



       9441 WEST OLYMPIC BOULEVARD                           90212
        BEVERLY HILLS, CALIFORNIA                          (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE
                 OFFICE)


                                 (310) 551-5900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X         No
                                   ---            ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                                        Outstanding at May 14, 1998
                  -----                                        ---------------------------
       Common stock, $.0001 par value                                12,705,191 shares


================================================================================

                         PART I -- FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                        MARCH 31,      DECEMBER 31,
                                                                          1998            1997
                                                                      -----------      -----------
                                                                      (UNAUDITED)
                       ASSETS
                  Securities available-for-sale:
                    Fixed-maturity investments, at fair value
                       (amortized cost 1998-- $721,958;  1997--         $737,429         $708,860
                  $692,811)
                    Equity investments, at fair value
                      (cost 1998-- $17,678; 1997-- $17,052)               23,671           23,523
                                                                        --------         --------
                            Total securities available-for-sale          761,100          732,383
                  Short-term investments                                  25,825           53,281
                                                                        --------         --------
                            Total investments                            786,925          785,664
                  Cash                                                    16,025           13,252
                  Accrued investment income                               11,064           12,202
                  Reinsurance recoverables                                22,344           21,531
                  Deferred federal income taxes                           15,149           16,158
                  Deferred policy acquisition costs                       10,267              520
                  Property and equipment, net                             19,598           19,534
                  Other assets                                            20,917           19,588
                                                                        --------         --------
                            Total assets                                $902,289         $888,449
                                                                        ========         ========

                       LIABILITIES
                  Reserves:
                    Losses and loss adjustment expenses                 $489,166         $454,971
                    Unearned premiums                                     26,124           22,072
                                                                        --------         --------
                            Total reserves                               515,290          477,043
                  Other liabilities                                       19,814           50,291
                                                                        --------         --------
                            Total liabilities                            535,104          527,334

                  Commitments and contingencies

                      STOCKHOLDERS' EQUITY
                  Preferred stock, par value $1.00, 5,000,000 shares
                    authorized, no shares issued or outstanding
                                                                              --               --
                  Common stock, par value $0.0001, 30,000,000
                    shares authorized, 12,792,091 shares issued
                    shares outstanding 1998 - 12,220,891 and 1997 -            1                1
                    12,276,691
                  Additional paid-in capital                              36,386           36,386
                  Retained earnings                                      318,797          310,506
                  Treasury stock, at cost (71,200 shares)                 (1,950)            (416)
                  Accumulated other comprehensive income                  13,951           14,638
                                                                        --------         --------
                      Total stockholders' equity                         367,185          361,115
                                                                        --------         --------
                      Total liabilities and stockholders' equity        $902,289         $888,449
                                                                        ========         ========


                             See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
                                                                           1998              1997
                                                                         --------          --------
                  Revenues:
                    Premiums earned                                      $ 39,686          $ 36,424
                    Net investment income                                  10,503            10,572
                    Realized investment gains                               2,320             1,212
                    Other revenue                                              38               139
                                                                         --------          --------
                            Total revenues                                 52,547            48,347

                  Expenses:
                    Losses and loss adjustment expenses                    33,431            33,543
                    Other operating expenses                                7,099             4,195
                                                                         --------          --------
                            Total expenses                                 40,530           37,738
                                                                         --------          --------

                  Income before federal income taxes                       12,017            10,609
                  Federal income taxes                                      2,993             2,488
                                                                         --------          --------
                            Net income                                   $  9,024          $  8,121
                                                                         ========          ========

                  Basic earnings per share of common stock               $ 0.74            $ 0.70
                                                                         ======            ======

                  Diluted earnings per share of common stock             $ 0.74               N/A
                                                                          ======

                  Cash dividend declared per share of common stock       $ 0.06            $ 0.05



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  ACCUMULATED
                                                        ADDITIONAL                                   OTHER             TOTAL
                                            COMMON        PAID-IN       RETAINED    TREASURY     COMPREHENSIVE     STOCKHOLDERS'
                                             STOCK        CAPITAL       EARNINGS      STOCK         INCOME            EQUITY
                                            ------      ----------      --------    --------     -------------     -------------
       BALANCE AT JANUARY 1, 1998            $  1        $ 36,386       $310,506     $  (416)        $ 14,638        $ 361,115

          Comprehensive Income:
             Net income                        --              --          9,024          --               --            9,024
             Unrealized comprehensive
               income, net of                                                                            (687)            (687)
               reclassification                                                                                      ---------
               adjustment of $831 for
               realized gains included
               in net income of $1,518
           Comprehensive income                                                                                          8,337
                                                                                                                     =========

          Purchase of treasury stock           --              --             --      (1,534)              --           (1,534)
          Cash dividend                        --              --           (733)         --               --             (733)
                                             ----        --------       --------     --------        --------        ---------
       BALANCE AT MARCH 31, 1998             $  1        $ 36,386       $318,797     $(1,950)        $ 13,951        $ 367,185
                                             ====        ========       ========     ========        ========        =========


                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
                                                                          1998                1997
                                                                        --------            -------
      OPERATING ACTIVITIES
      Net income                                                        $  9,024            $ 8,121
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Unpaid losses and loss adjustment expenses, and
           reinsurance recoverables                                       33,382              2,787
         Accrued investment income                                         1,138              1,111
         Policy acquisition costs                                         (9,747)                (3)
         Provision for deferred federal income taxes                       1,379               (250)
         Unearned premiums                                                 4,052               (271)
         Policyholders' dividends payable                                     --             (2,402)
         Realized investments gains                                       (2,320)            (1,212)
         Provisions for amortization and depreciation                     (1,447)               595
         Accrued expenses and other liabilities                          (26,854)            (2,866)
         Changes in other assets                                          (1,329)            (6,936)
                                                                        --------            -------
                Net cash provided by (used in) operating activities        7,278             (1,326)
                                                                        --------            -------

      INVESTING ACTIVITIES
         Purchases--fixed maturities                                    (109,602)           (97,195)
         Sales - fixed maturities                                         62,943             80,619
         Maturities-- fixed maturities                                    15,862              1,218
         Purchases -- equities                                            (1,915)            (2,692)
         Sales - equities                                                  3,018              1,873
         Changes in short-term investments                                27,456            (14,367)
                                                                        --------            -------
                Net cash used in investing activities                     (2,238)           (30,544)
                                                                        --------            -------

      FINANCING ACTIVITIES
         Issuance of common stock, net of expenses                            --             36,387
         Purchase of treasury stock                                       (1,534)
         Cash dividends                                                     (733)              (615)
                                                                        --------            -------
                Net cash provided by (used in) financing activities       (2,267)            35,772
                                                                        --------            -------

      Increase in cash                                                     2,773             3,902

      Cash at beginning of period                                         13,252              4,212
                                                                        --------            -------
      Cash at end of period                                             $ 16,025            $ 8,114
                                                                        ========            =======

                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

1. BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1997.

    The accompanying March 31, 1998 and 1997 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.

    On January 29, 1997, the Southern California Physicians Insurance Exchange (the Exchange) consummated its plan and agreement of merger whereby the Exchange reorganized from a reciprocal insurer to a stock insurance company and became a wholly-owned subsidiary of SCPIE Holdings. Pursuant to the Reorganization, the Exchange merged with and into SCPIE Indemnity, a California stock company and a wholly-owned subsidiary of SCPIE Holdings, the surviving corporation of the Reorganization. The assets and liabilities of the Exchange that were merged into SCPIE Indemnity were accounted for at historical cost in a manner similar to that in a pooling of interests.

    The principal purpose of the Reorganization was to improve the Company's access to the capital markets and to raise capital to permit the growth of existing business and develop new business opportunities in the professional liability insurance industry. The Reorganization also provided members of the Exchange with shares of common stock in exchange for their membership interests in the Exchange.

    Concurrent with the Reorganization, SCPIE Holdings completed an initial public offering which generated net proceeds to SCPIE Holdings of approximately $36.4 million.

    Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2. EARNINGS PER SHARE

    Basic earnings per share for the periods ended March 31, 1998 and 1997 are computed using the weighted average number of common shares outstanding during the period of 12,228,331 and 11,555,264, respectively. At March 31, 1998, no incremental shares related to stock options are included in the diluted average number of shares outstanding as the impact would have been antidilutive.

3. COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (FASB 130) "Reporting Comprehensive Income." FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or stockholders' equity. FASB 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FASB 130.

    The components of comprehensive income net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                                                    1998             1997
                                                                  -------          -------
                  Net income                                      $ 9,024          $ 8,121
                  Other comprehensive income:
                    Change in unrealized losses on securities        (687)          (9,768)
                                                                  -------          -------
                  Comprehensive income (loss)                     $ 8,337          $(1,647)
                                                                  =======          =======

4. INVESTMENTS

    The Company's investments in available-for-sale securities at March 31, 1998 are summarized as follows:

                                                         COST OR          GROSS           GROSS
                                                        AMORTIZED      UNREALIZED      UNREALIZED
                                                          COST            GAINS          LOSSES       FAIR VALUE
                                                        ---------        -------         -------       --------
                                                                            (IN THOUSANDS)
                  Fixed-maturity investments:
                        U.S. Government and Agencies    $330,007         $ 8,933         $   651       $338,289
                        State, Municipalities and        336,531           8,689           1,373        343,847
                          Political Subdivisions
                        Mortgage-backed securities        50,077             149             276         49,950
                        Corporate                          5,343              --              --          5,343
                                                        --------         -------         -------       --------
                  Total fixed-maturity investments       721,958          17,771           2,300        737,429
                  Equity investments                      17,678           6,172             179         23,671
                                                        --------         -------         -------       --------
                  Total investments                     $739,636         $23,943         $ 2,479       $761,100
                                                        ========         =======         =======       ========


5. FEDERAL INCOME TAXES

    The components of the federal income tax provision in the accompanying statements of income are summarized as follows:

                                    THREE  MONTHS ENDED
                                         MARCH 31,
                                 -----------------------
                                   1998            1997
                                 -------         -------
                                      (IN THOUSANDS)
Current                          $ 1,614         $ 2,738
Deferred                           1,379            (250)
                                 -------         -------
Total                            $ 2,993         $ 2,488
                                 =======         =======

    A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                      THREE  MONTHS ENDED
                                                           MARCH 31,
                                                   -----------------------
                                                     1998            1997
                                                   -------         -------
                                                        (IN THOUSANDS)
Federal income tax at 35%                          $4,206          $3,713
Increase (decrease) in taxes resulting from:
   Tax-exempt interest                             (1,259)         (1,163)
   Dividends received deduction                       (39)            (27)
   Goodwill                                            30              49
   Other                                               55             (84)
                                                   ------          ------
Total                                              $2,993          $2,488
                                                   ======          ======

6. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The bankruptcy estate may now petition the appellate court for a rehearing or petition the California Supreme Court for a hearing. The petition to the California Supreme Court must be filed by approximately June 18, 1998. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights on appeal.

    Since 1981, the Company has purchased annuities from life insurance companies to fund obligations under structured settlement agreements with certain medical malpractice claimants. Annuities having an aggregate purchase price of approximately $12.3 million were purchased from Executive Life Insurance Company (ELIC) which was placed in conservatorship during 1991 by the California Insurance Commissioner. Substantially all of the assets of ELIC have been transferred to another insurer, which has assumed the restructured annuities and is obligated to pay varying percentages of the original annuity benefits as they become due. The Company has determined that it is contractually obligated for the shortfall amounts under certain of these annuities. At December 31, 1997, a reserve of $4.0 million (net of expected reinsurance recoveries of $3.0 million) was recorded to cover these expected shortfall payments. The Company believes that the amount of its obligations in excess of the existing reserves, if any, is not material to its financial position or results of operations.

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

GENERAL

    Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the Company's concentration of business in a single line in a single state; the Company's entry into new markets; competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense (LAE) reserves, reinsurance, importance of ratings, regulatory matters, and changes in healthcare; the availability of bank financing; and certain structural matters, including the Company's holding company structure and anti-takeover measures. These risks and uncertainties are discussed in more detail under "Business--Risk Factors," and "Management's Discussion and Analysis --General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    Premiums Earned. Premiums earned increased approximately $3.3 million, or 9.0%, to $39.7 million for the three months ended March 31, 1998 from $36.4 million for the same period in 1997. The increase was principally due to a $5.4 million increase in medical malpractice premiums of physicians and medical groups to approximately $35.8 million for the three months ended March 31, 1998 compared to $30.4 million for the same period in 1997. This increase was the result of the Company's acquisition of the medical malpractice book of business of Fremont Indemnity Company (Fremont Indemnity) on January 1, 1998, and the initial premiums attributable to an agency relationship with Poe & Brown, Inc., which commenced on January 1, 1998 principally in Florida, Connecticut and Georgia. Hospital medical malpractice premiums were approximately $2.4 million for the three months ended March 31,1998 compared to $4.4 million for the same period in 1997. The decrease in 1998 hospital medical malpractice premiums was due principally to the loss of one large integrated hospital account in Florida in late 1997. Assumed reinsurance premiums were approximately $1.1 million for the three months ended March 31, 1998 compared to $1.3 million for the same period in 1997.

    Net Investment Income. Net investment income was unchanged at approximately $10.5 million for the three months ended March 31, 1998 and $10.6 million for the same period in 1997. Average assets increased to $786.3 million during the three months ended March 31, 1998 compared to $724.1 million for the same period in 1997. The investment portfolio has a higher percentage of lower yielding tax exempt bonds at March 31, 1998 than the corresponding period in the prior year.

    Realized Investment Gains. Realized investment gains were approximately $2.3 million for the three months ended March 31, 1998 compared to $1.2 million for the same period in 1997.

    Losses and LAE. Losses and LAE were level at $33.4 million for the three months ended March 31, 1998 from $33.5 million for the same period in 1997. As a percentage of premiums earned, losses and LAE decreased to 84.2% for the three months ended March 31, 1998 from 92.1% for the same period in 1997 due to continued improvement in trends, such as a decrease in the frequency of claims reporting. For the three months ended March 31, 1998, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $17.6 million as compared to a reserve reduction of $15.0 million for the same period in 1997 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased $2.9 million, or 69.2%, to $7.1 million for the three months ended March 31, 1998 from $4.2 million for the same period in 1997. The ratio of other operating expenses to premiums earned was 17.9% for the three months ended March 31, 1998 and 11.5% for the same period in 1997. The increase in the expense ratio is due primarily to the amortization of costs of $1.3 million related to the Fremont Indemnity acquisition. Additionally, other operating expenses includes certain one-time charges related to the Fremont Indemnity acquisition and higher expenses associated with the higher premium volume and general personnel increases.

    Federal Income Taxes. Federal income tax expense increased $0.5 million, to $3.0 million for the three months ended March 31, 1998 from $2.5 million for the same period in 1997. The effective tax rate is 24.9% for the three months ended March 31, 1998 compared to 23.5% for the same period in 1997 due to higher realized gains in 1998.


LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. SCPIE has also paid significant dividends, in the form of premium credits, to its members in each year since 1980. In 1996 the Board of Governors declared a final dividend to members of the Exchange of $9.0 million, which was paid principally in the form of premium credits during 1997. Except for this final dividend, after the Reorganization, the Company has ceased paying such premium credit dividends to its policyholders.

    Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 1998, the cash provided by operating activities for the Company was $7.3 million compared to $1.1 million during the corresponding 1997 period prior to the payment of policyholder dividends.

    The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. A change in SCPIE's investment philosophy in 1993 resulted in an increase in the purchase of equity securities and a reduction in the purchase of fixed maturity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, SCPIE's portfolio of unaffiliated equity securities has been reduced to $23.7 million at March 31, 1998. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future. The Company has made limited investments in real estate, which is used almost entirely in the Company's operating activities, with the remainder leased to third parties.

    The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $25.8 million, or 3.3% of invested assets, at March 31, 1998. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

    SCPIE Holdings is an insurance holding company whose assets consist of all of the capital stock of its insurance subsidiaries and approximately $36.4 million of net proceeds from its January 1997 common stock offering. Along with the proceeds from the January 1997 common stock offering and dividends from its insurance subsidiaries, the Company has contributed $25.0 million to AHSIC and has contributed another $23 million to AHI. SCPIE Holdings' principal sources of funds will be dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of
(i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. The amount of dividends the insurance subsidiaries are able to pay to SCPIE Holdings during 1998 without prior regulatory approval is approximately $27.5 million. Dividends of $15 million were paid after March 31, 1998.

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

    During May 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock in the open market until May 1998 and purchased 86,900 shares pursuant to this program. The Board of Directors has since extended the term of the stock repurchase program until the 1999 Annual Meeting of Stockholders with respect to the remaining 913,100 shares of the Company's common stock.


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



                          PART II -- OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8,

1998, the appellate court reversed the judgment against the Company in its entirety. The bankruptcy estate may now petition the appellate court for a rehearing or petition the California Supreme Court for a hearing. The petition to the California Supreme Court must be filed by approximately June 18, 1998. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights on appeal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

27  Financial Data Schedule

(b)   Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCPIE HOLDINGS INC.


Date:  May 14, 1998                       By:
                                             -----------------------------------
                                                         Patrick T. Lo
                                                   Vice President and Chief
                                                       Financial Officer