Form 10-Q
period 1998-06-30
SCPIE HOLDINGS INC
filed 1998-08-14
CIK 1013609

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


FOR THE QUARTER ENDED JUNE 30, 1998                  COMMISSION FILE NO. 1-12449


                               SCPIE HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                           95-4457980
    (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)



      9441 WEST OLYMPIC BOULEVARD,                                90212
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

     At August 7, 1998 the Registrant had issued and outstanding an aggregate of 12,480,991 shares of its Common Stock.



================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                   JUNE  30,             DECEMBER 31,
                                                     1998                   1997
                                                 -----------             ------------
                                                 (UNAUDITED)
     ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value
    (amortized cost 1998 - $709,542;
    1997 - $692,811)......................         $725,155               $708,860
  Equity investments, at fair value
    (cost 1998 - $18,649; 1997 - $17,052).           27,574                 23,523
                                                   --------               --------
        Total securities available-for-sale         752,729                732,383

Short-term investments....................           43,712                 53,281
                                                   --------               --------
        Total investments.................          796,441                785,664
Cash......................................           11,352                 13,252
Accrued investment income.................           11,980                 12,202
Reinsurance recoverables..................           23,087                 21,531
Deferred federal income taxes.............           14,238                 16,158
Deferred policy acquisition costs.........            9,344                    520
Property and equipment, net...............           19,860                 19,534
Other assets..............................           26,365                 19,588
                                                   --------               --------
        Total assets......................         $912,667               $888,449
                                                   ========               ========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses.....         $484,926               $454,971
  Unearned premiums.......................           25,218                 22,072
                                                   --------               --------
          Total reserves..................          510,144                477,043
Other liabilities.........................           28,537                 50,291
                                                   --------               --------
          Total liabilities...............          538,681                527,334

Commitments and contingencies

    STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00, 5,000,000
  shares authorized, no shares issued or
  outstanding                                            --                     --

Common stock, par value $.0001, 30,000,000
  shares authorized, 12,792,091 shares issued,
    1998 - 12,136,591 shares outstanding
    1997 - 12,276,691 shares outstanding..                1                      1
Additional paid-in capital................           36,386                 36,386
Retained earnings.........................          326,462                310,506
Treasury stock, at cost
  1998 - 155,500 shares and
  1997 - 15,400 shares....................           (4,813)                  (416)
Accumulated other comprehensive income....           15,950                 14,638
                                                   -------                -------
          Total stockholders' equity......          373,986                361,115
                                                   --------               --------
          Total liabilities and
            stockholders' equity..........         $912,667               $888,449
                                                   ========               ========

                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                ----------------------------  ------------------------
                                                     1998           1997           1998           1997
                                                -------------  -------------  -------------  ---------
  Revenues:
    Premiums earned                                $ 39,794       $ 32,687       $ 79,480       $ 69,111
    Net investment income                            10,123         10,637         20,626         21,209
    Realized investment gains                         1,741          1,975          4,061          3,187
    Other revenue                                       232            150            270            289
                                                   --------       --------       --------       --------
            Total revenues                           51,890         45,449        104,437         93,796
  Expenses:
    Losses and loss adjustment expenses              33,945         30,201         67,376         63,744
    Other operating expenses                          6,841          4,388         13,940          8,583
                                                   --------       --------       --------       --------
            Total expenses                           40,786         34,589         81,316         72,327
                                                   --------       --------       --------       --------
  Income before federal income taxes                 11,104         10,860         23,121         21,469
  Federal income taxes                                2,711          2,856          5,704          5,344
                                                   --------       --------       --------       --------
            Net income                             $  8,393       $  8,004       $ 17,417       $ 16,125
                                                   ========       ========       ========       ========

  Basic earnings per share of common stock         $   0.69       $   0.65       $   1.43       $   1.35
  Diluted earnings per share of common stock       $   0.69            N/A       $   1.42            N/A

  Cash dividend declared per share of common       $   0.06       $   0.05       $   0.12       $   0.10
  stock



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                             ACCUMULATED
                                                      ADDITIONAL                                OTHER             TOTAL
                             PREFERRED     COMMON       PAID-IN     RETAINED    TREASURY    COMPREHENSIVE     STOCKHOLDERS'
                               STOCK        STOCK       CAPITAL     EARNINGS      STOCK        INCOME            EQUITY
                            ----------   ----------   -----------   --------    ---------    ------------     -------------
BALANCE AT JANUARY 1, 1998      $ -          $ 1       $ 36,386     $310,506     ($ 416)        $14,638         $ 361,115

  Comprehensive Income:
    Net income                    -            -              -       17,417          -               -            17,417
     Unrealized
      comprehensive
      income, net of
      reclassification of
      $3,919 adjustment for
      realized gains
      included in net
      income of $2,607                                                                            1,312             1,312
                                                                                                                 --------
      Comprehensive income                                                                                       $ 18,729
                                                                                                                 ========

  Purchase of treasury stock      -            -              -            -     (4,397)              -            (4,397)
  Cash dividend                   -            -              -       (1,461)         -               -            (1,461)
                                ---          ---       --------     ---------    ------         -------         ----------
 BALANCE AT JUNE 30, 1998       $ -          $ 1       $ 36,386     $326,462     ($4,813)       $15,950         $ 373,986
                                ===          ===       ========     ========      =======       =======         =========


                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                    ----------------------    -----------------------
                                                       1998          1997        1998         1997
                                                    ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
Net income ......................................   $   8,393    $   8,004    $  17,417    $  16,125
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Unpaid losses and loss adjustment expenses, and
reinsurance recoverables ........................      (4,983)       1,481       28,399        4,268
Accrued investment income .......................        (916)      (3,078)         222       (1,967)
Provision for deferred federal income taxes .....        (166)         116        1,213         (134)
Policy acquisition costs ........................         923         (124)      (8,824)          10
Unearned premiums ...............................        (906)        (275)       3,146         (546)
Policyholders' dividends payable ................        --         (2,377)        --         (4,779)
Realized investments gains ......................      (1,741)      (1,975)      (4,061)      (3,187)
Provisions for amortization and depreciation ....       3,883          857        2,436        1,452
Accrued expenses and other liabilities ..........      (1,357)        (685)     (28,211)      (3,551)
Changes in other assets .........................      (5,448)       2,476       (6,777)      (4,597)
                                                    ---------    ---------    ---------    ---------
Net cash provided by (used in) operating ........      (2,318)       4,420        4,960        3,094
activities

INVESTING ACTIVITIES
Purchases-- fixed maturities ....................     (38,944)    (101,288)    (148,546)    (198,483)
Sales-- fixed maturities ........................      49,182       80,666      112,125      161,285
Maturities-- fixed maturities ...................      11,631        3,006       27,493        4,224
Purchases--equities .............................      (2,097)      (1,648)      (4,012)      (4,340)
Sales--equities .................................        (649)       5,085        2,369        6,958
Change in short-term investments, net ...........     (17,887)      11,794        9,569       (2,573)
                                                    ---------    ---------    ---------    ---------
Net cash provided by (used in) investing ........       1,236       (2,385)      (1,002)     (32,929)
                                                    ---------    ---------    ---------    ---------
activities


FINANCING ACTIVITIES
Issuance of common stock, net of expenses .......        --           --           --         36,387
Purchase of treasury stock ......................      (2,863)        --         (4,397)        --
Cash dividends ..................................        (728)        (615)      (1,461)      (1,230)
                                                    ---------    ---------    ---------    ---------
Net cash provided by (used in) financing
  activities ....................................      (3,591)        (615)      (5,858)      35,157
                                                    ---------    ---------    ---------    ---------


Increase (decrease) in cash .....................      (4,673)       1,420       (1,900)       5,322

Cash at beginning of period .....................      16,025        8,114       13,252        4,212
                                                    ---------    ---------    ---------    ---------
Cash at end of period ...........................   $  11,352    $   9,534    $  11,352    $   9,534
                                                    =========    =========    =========    =========

                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

1. BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1997.

    The accompanying June 30, 1998 and 1997 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.

    On January 29, 1997, the Southern California Physicians Insurance Exchange (the Exchange) consummated its plan and agreement of merger whereby the Exchange reorganized from a reciprocal insurer to a stock insurance company and became a wholly owned subsidiary of SCPIE Holdings. Pursuant to the Reorganization, the Exchange merged with and into SCPIE Indemnity, a California stock company and a wholly owned subsidiary of SCPIE Holdings, the surviving corporation of the Reorganization. The assets and liabilities of the Exchange that were merged into SCPIE Indemnity were accounted for at historical cost in a manner similar to that in a pooling of interests.

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

2.    EARNINGS PER SHARE OF COMMON STOCK

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  1998             1997
                                                     --------         --------
Numerator:
   Net income                                        $17,417           $16,125


Numerator for
   basic earnings per share of common stock          $17,417           $16,125
   diluted earnings per share of common stock        $17,417           $16,125



Denominator:
   Denominator for basic earnings per share
    of common stock - weighted-average                12,208            11,927
    shares outstanding

   Effect of dilutive securities:
   Stock options                                         18                N/A
                                                    -------
   Denominator for diluted earnings
    per share of common stock adjusted -             12,226                N/A
   weighted-average shares outstanding

  Basic earnings per share of common stock         $   1.43            $  1.35
                                                   ========            =======
  Diluted earnings per share of common stock       $   1.42                N/A
                                                   ========

3. NEW ACCOUNTING STANDARD

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

    The components of comprehensive income net of related tax, for the six-month periods ended June 30, 1998 and 1997 are as follows:

                                         1998            1997
                                       --------        --------
                                           (IN THOUSANDS)
Net income                             $17,417          $16,125
Other comprehensive income:
  Change in unrealized gains
    (losses) on securities               1,312           (4,076)
                                       -------          -------

Total                                  $18,729          $12,049
                                       =======          =======


4. INVESTMENTS

    The Company's investments in available-for-sale securities at June 30, 1998 are summarized as follows:

                                         COST OR         GROSS           GROSS
                                        AMORTIZED     UNREALIZED      UNREALIZED
                                          COST           GAINS          LOSSES       FAIR VALUE
                                          ----           -----          ------       ----------
                                                            (IN THOUSANDS)
  Fixed-maturity securities:
     Bonds:
        U.S. Government and Agencies    $315,105        $10,729         $   181       $325,653
        State, Municipalities and
          Political Subdivisions         343,192          6,024           1,049        348,167
       Mortgage-backed securities,
          U.S. Government                 46,152            236             146         46,242

       Corporate                           5,093              -               -          5,093
                                        --------        -------         -------       --------
  Total fixed-maturity securities        709,542         16,989           1,376        725,155
  Equity securities                       18,649          9,177             252         27,574
                                        --------        -------         -------       --------
  Total                                 $728,191        $26,166         $ 1,628       $752,729
                                        ========        =======         =======       ========


5. FEDERAL INCOME TAXES

    The components of the federal income tax provision in the accompanying consolidated statements of income are summarized as follows:

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                       -------------------------
                                         1998             1997
                                       --------         --------
                                           (IN THOUSANDS)
Current                                $ 4,491          $ 5,478
Deferred                                 1,213             (134)
                                       -------          -------
Total                                  $ 5,704          $ 5,344
                                       =======          =======

    A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ----------------------
                                                          1998          1997
                                                        --------      --------
                                                            (IN THOUSANDS)
               Federal income tax at 35%                $  8,092        $7,514
               Increase (decrease) in taxes
                resulting from:
                  Tax-exempt interest                     (2,445)       (2,241)
                  Dividends received deduction               (79)          (63)
                  Goodwill                                   105            98
                  Other                                       31            36
                                                        --------        ------
               Total                                    $  5,704        $5,344
                                                        ========        ======

    The Internal Revenue Service (IRS) has proposed adjustments to increase the Company's tax liability for 1993 through 1995 as a result of its examinations. The Company's management disagrees with the adjustments proposed by the IRS and has decided to contest the deficiencies proposed by the IRS for these years. The 1993 taxable year has been assigned to the IRS Appeals Office (Appeals Office) and it is expected that the 1994 and 1995 taxable years will also be assigned to the Appeals Office shortly.

    The Company's management will take all necessary steps to contest the IRS' position. The Company's management believes that resolution of this matter will not have a material adverse effect on the Company's financial position or results of operation. However, the ultimate outcome cannot be predicted at this time.

6. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The bankruptcy estate may attempt to obtain a new trial in the California Superior Court in which the judgment was originally entered. The Company believes that the bankruptcy estate is not entitled to any additional trial under applicable California appellate court decisions and will aggressively oppose any such attempt. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

    Since 1981, the Company has purchased annuities from life insurance companies to fund obligations under structured settlement agreements with certain medical malpractice claimants. Annuities having an aggregate purchase price of approximately $12.3 million were purchased from Executive Life Insurance Company (ELIC) which was placed in conservatorship during 1991 by the California Insurance Commissioner. Substantially all of the assets of ELIC have been transferred to another insurer, which has assumed the restructured annuities and is obligated to pay varying percentages of the original annuity benefits as they become due. The Company has determined that it is contractually obligated for the shortfall amounts under certain of these annuities. At December 31, 1997, a reserve of $4.0 million (net of expected reinsurance recoveries of $3.0 million) has been recorded to cover these expected shortfall payments. The Company believes that the amount of its obligations in excess of the existing reserves, if any, is not material to its financial position or results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    Premiums Earned. Premiums earned increased approximately $7.1 million, or 21.7%, to $39.8 million for the three months ended June 30, 1998 from $32.7 million for the same period in 1997. The increase was principally due to a $9.1 million increase in medical malpractice premiums from physicians and medical groups to approximately $36.4 million for the three months ended June 30, 1998 compared to $27.3 million for the same period in 1997. This increase was a result of the Company's acquisition of the medical malpractice book of business of Fremont Indemnity Company (Fremont Indemnity) on January 1, 1998 and initial premiums attributable to an agency relationship with Poe & Brown, Inc. which commenced on January 1, 1998. Hospital medical malpractice premiums were approximately $2.9 million for the three months ended June 30, 1998 compared to $3.6 million for the same period in 1997. This decrease in 1998 hospital medical malpractice premiums was due principally to the loss of one large integrated hospital account in Florida in late 1997. Assumed reinsurance premiums were approximately $0.8 million for the three months ended June 30, 1998 compared to $1.6 million for the same period in 1997.

    Net Investment Income. Net investment income decreased approximately $0.5 million, or 4.8%, to $10.1 million for the three months ended June 30, 1998 from $10.6 million for the same period in 1997. Average invested assets increased to $776.1 million during the three months ended June 30, 1998 compared to $735.1 million for the same period in 1997. The average pre-tax yield on the investment portfolio declined to 5.2% from 5.8% for the same period in 1997 due to a greater percentage of the portfolio held in 1998 in lower yielding tax-exempt securities.

    Realized Investment Gains and Other Revenue. Realized investment gains were approximately $1.7 million for the three months ended June 30, 1998 compared to a realized gain of $2.0 million for the same period in 1997.

    Losses and LAE. Losses and LAE increased $3.7 million, or 12.4%, to $33.9 million for the three months ended June 30, 1998 from $30.2 million for the same period in 1997. As a percentage of premiums earned, losses and LAE decreased to 85.3% for the three months ended June 30, 1998 from 92.4% for the same period in 1997. For the three months ended June 30, 1998, the Company reduced loss and LAE reserves incurred in prior policy years approximately $16.1 million as compared to a reserve reduction of $12.0 million for the same period in 1997 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased $2.4 million, or 55.9%, to $6.8 million for the three months ended June 30, 1998 from $4.4 million for the same period in 1997. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 17.2% for the three months ended June 30, 1998 and 13.4% for the same period in 1997. This increase in the expense ratio is due primarily to the amortization of costs of $1.3 million related to the Fremont Indemnity acquisition, along with higher expenses associated with the higher premium volume and general personnel increases.

    Federal Income Taxes. Federal income tax expense decreased $0.2 million, to $2.7 million for the three months ended June 30, 1998 from $2.9 million for the same period in 1997. The effective tax rate is 24.4% for the three months ended June 30, 1998 compared to 26.3 % for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Premiums Earned. Premiums earned increased approximately $10.4 million, or 15.0%, to $79.5 million for the six months ended June 30, 1998 from $69.1 million for the same period in 1997. The increase was principally due to a $14.6 million increase in medical malpractice insurance premiums from physicians and medical groups that were approximately $72.2 million for the six months ended June 30, 1998 compared to $57.6 million for the same period in 1997. Hospital medical malpractice premiums were approximately $5.3 million for the six months ended June 30, 1998 compared to $8.1 million for the same period in 1997. This decrease was due to the loss of one large Florida integrated hospital account in late 1997. Assumed reinsurance premiums were approximately $2.0 million for the six months ended June 30, 1998 compared to $2.9 million for the same period in 1997.

    Net Investment Income. Net investment income decreased approximately $0.6 million, or 2.7%, to $20.6 million for the six months ended June 30, 1998 from $21.2 million and for the same period in 1997. Average invested assets increased to $775.2 million during the six months ended June 30, 1998 compared to $724.7 million for the same period in 1997. The average pre-tax yield on the investment portfolio declined to 5.3% for the six months ended June 30, 1998 compared to 5.9% for the same period in 1997 due to a greater percentage of the portfolio held in 1998 in lower yielding tax-exempt securities.

    Realized Investment Gains and Other Revenue. Realized investment gains were approximately $4.1 million for the six months ended June 30, 1998 compared to $3.2 million for the same period in 1997.

    Losses and LAE. Losses and LAE increased $3.7 million, or 5.7%, to $67.4 million for the six months ended June 30, 1998 from $63.7 million for the same period in 1997. As a percentage of premiums earned, losses and LAE decreased to 84.8% for the six months ended June 30, 1998 from 92.2% for the same period in 1997. For the six months ended June 30, 1998, the Company reduced loss and LAE reserves incurred in prior policy years approximately $33.3 million as compared to a reserve reduction of approximately $27.0 million in loss and LAE reserves for the six months ended June 30, 1997 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased $5.3 million, or 62.4%, to $13.9 million for the six months ended June 30, 1998 from $8.6 million for the same period in 1997. The expense ratio was 17.5% for the six months ended June 30, 1998 and 12.4% for the same period in 1997. This increase in the expense ratio is due primarily to the amortization of costs of $2.5 million related to the Fremont Indemnity acquisition. Additionally, other operating expenses include certain one-time charges related to the Fremont Indemnity acquisition and higher expenses associated with the higher premium volume and general personnel increases

    Federal Income Taxes. Federal income taxes increased $0.4 million, or 6.7%, to $5.7 million for the six months ended June 30, 1998 from $5.3 million for the same period in 1997. The effective tax rate decreased to 24.7% for the six months ended June 30, 1998 from 24.9% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. SCPIE has also paid significant dividends, in the form of premium credits, to its policyholders in each year since 1980. In 1996, SCPIE declared a final dividend to policyholders of the Exchange of $9.0 million, which was paid principally in the form of premium credits during 1997. Except for this final dividend, after the Reorganization, the Company has ceased paying such premium credit dividends to its policyholders.

    Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 1998, the cash provided by operating activities for the Company was $5.0 million compared to $ 7.9 million during the corresponding 1997 period prior to the payment of policyholders' dividends.

    The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. A change in SCPIE's investment philosophy in 1993 resulted in an increase in the purchase of equity securities and a reduction in the purchase of fixed maturity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, SCPIE's portfolio of unaffiliated equity securities was $27.6 million, or 3.5% of invested assets, at June 30, 1998. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future. The Company has made limited investments in real estate, which is used entirely in the Company's operating activities.

    The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $43.7 million, or 5.5% of invested assets, at June 30, 1998. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

    SCPIE Holdings is an insurance holding company whose assets principally consist of all of the capital stock of its insurance subsidiaries. SCPIE Holdings' principal sources of funds will be dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. The amount of dividends the insurance subsidiaries are able to pay to SCPIE Holdings during 1998 without prior regulatory approval is approximately $27.5 million. Dividends of $15 million were paid during the first six months of 1998.

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

    On July 24, 1998, the Company entered a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company expects to occupy this space in early March 1999. The Company estimates that expenditures of approximately $6.1 million in capital improvements, equipment and relocation costs will be incurred in connection with this relocation. The Company does not expect any other material capital expenditures during the next six months.

    During May 1998, the Board of Directors extended the term of the stock repurchase program in the open market until the 1999 Annual Meeting of Stockholders. The Company has repurchased 311,500 shares through July 31, 1998 at a total cost of $10.1 million.

IMPACT OF YEAR 2000

    The Company has determined that significant portions of its software require modification so that its computer system will function properly with respect to dates in the Year 2000 and thereafter. The Company has developed an implementation plan. The Company estimates that approximately 95% of the most important changes have been made and anticipates completing the entire project by December 31, 1998. The total cost of the Year 2000 project since its inception in 1995 is estimated at $1.8 million, of which approximately $1.4 million has been incurred through June 30, 1998. There can be no assurance, however, that there will not be a delay in or increased costs associated with the completion and implementation of such changes by the Company or its significant suppliers, and the Company's inability to implement such changes could have an adverse effect on the future results of operations.

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

                          PART II -- OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The bankruptcy estate may attempt to obtain a new trial in the California Superior Court in which the judgment was originally entered. The Company believes that the bankruptcy estate is not entitled to any additional trial under applicable California appellate court decisions and will aggressively oppose any such attempt. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At an Annual Meeting of Stockholders held on May 14, 1998, the following individuals were reelected to the Board of Directors of the Company for a term ending in 2001: Mitchell S. Karlan, M.D. (8,031,394 votes for, 101,205 withheld authority), Jack E. McCleary M.D. (8,029,303 votes for, 103,296 withheld authority), Wendell L. Moseley, M.D. (8,032,171 votes for, 100,428 withheld authority), and Donald P. Newell. (8,016,291 votes for, 116,308 withheld authority).

    In addition, the 1997 Equity Participation Plan of SCPIE Holdings Inc. was approved with 4,819,504 votes for, 1,733,133 votes against, 231,652 abstentions, and 1,348,310 broker non votes.

    Also, Ernst & Young LLP was reappointed as the independent auditor of the Company for the fiscal year ending December 31, 1998. With respect to this reappointment, 7,957,665 shares voted for ratification of this appointment, 26,072 shares voted against, 148,862 shares abstained, and no broker non-votes were received.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

27  Financial Data Schedule

(b) Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCPIE HOLDINGS INC.


Date:  August 13, 1998             By:
                                       -----------------------------------------
                                                    Patrick T. Lo
                                      Vice President and Chief Financial Officer