Form 10-Q
period 1998-09-30
SCPIE HOLDINGS INC
filed 1998-11-16
CIK 1013609

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER  30, 1998            COMMISSION FILE NO. 1-12449


                               SCPIE HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                      95-4457980
          (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)



          9441 WEST OLYMPIC BOULEVARD                               90212
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


                               Yes   X         No
                                   -----          -----

    At November 6, 1998 the Registrant had issued and outstanding an aggregate of 12,434,791 shares of its Common Stock.



================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                  1998             1997
                                                            ---------------    ---------
                                                             (UNAUDITED)
        ASSETS
   Securities available-for-sale:
     Fixed maturity investments, at fair value
        (amortized cost 1998 - $701,643;
        1997 - $692,811)...................................     $734,546        $708,860
     Equity investments, at fair value
       (cost 1998 - $31,185; 1997 - $17,052)...............       34,952          23,523
                                                                --------        --------
             Total securities available-for-sale...........      769,498         732,383
   Short-term investments..................................       40,305          53,281
                                                                --------        --------
             Total investments.............................      809,803         785,664
   Cash....................................................       12,982          13,252
   Accrued investment income...............................       10,401          12,202
   Reinsurance recoverables................................       23,309          21,531
   Deferred federal income taxes...........................       10,018          16,158
   Deferred policy acquisition costs.......................        8,845             520
   Property and equipment, net.............................       21,596          19,534
   Other assets............................................       27,001          19,588
                                                                --------        --------
             Total assets..................................     $923,955        $888,449
                                                                ========        ========

        LIABILITIES
   Reserves:
     Losses and loss adjustment expenses...................     $483,457        $454,971
     Unearned premiums.....................................       23,236          22,072
                                                                --------        --------
             Total reserves................................      506,693         477,043
   Other liabilities.......................................       33,440          50,291
                                                                --------        --------
             Total liabilities.............................      540,133         527,334

   Commitments and contingencies

       STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00, 5,000,000
     shares authorized, no shares issued or
       outstanding                                                     -               -
   Common stock, par value $.0001, 30,000,000
     shares authorized, 12,792,091 shares issued,
       1998 - 11,929,391 shares outstanding
       1997 - 12,276,691 shares outstanding................            1               1
   Additional paid-in capital..............................       36,386          36,386
   Retained earnings.......................................      335,213         310,506
   Treasury stock, at cost
       1998 - 362,700 shares and 1997 -
         15,400 shares.....................................      (11,614)           (416)
   Accumulated other comprehensive income..................
                                                                  23,836          14,638
                                                                 -------         --------
             Total stockholders' equity....................      383,822         361,115
                                                                --------        --------
             Total liabilities and stockholders' equity....     $923,955        $888,449
                                                                ========        ========


                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER  30,                SEPTEMBER  30,
                                                                   -----------------------       -----------------------
                                                                     1998           1997           1998           1997
                                                                   --------       --------       --------       --------
     Revenues:
       Premiums earned                                             $ 38,289       $ 32,972       $117,769       $102,083
       Net investment income                                          9,768         10,798         30,394         32,007
       Realized investment gains                                      3,269            989          7,330          4,176
       Other revenue                                                    158            154            428            443
                                                                   --------       --------       --------       --------
               Total revenues                                        51,484         44,913        155,921        138,709
     Expenses:
       Losses and loss adjustment expenses                           31,931         31,578         99,307         95,322
       Other operating expenses                                       6,767          4,024         20,707         12,607
                                                                   --------       --------       --------       --------
               Total expenses                                        38,698         35,602        120,014        107,929
                                                                   --------       --------       --------       --------
     Income before federal income taxes                              12,786          9,311         35,907         30,780
     Federal income taxes                                             3,374          1,991          9,078          7,335
                                                                   --------       --------       --------       --------
               Net income                                          $  9,412       $  7,320       $ 26,829       $ 23,445
                                                                   ========       ========       ========       ========

     Basic earnings per share of common stock                      $   0.79       $   0.60       $   2.21       $   1.95
     Diluted earnings per share of common stock                    $   0.78           N/A        $   2.21           N/A

     Cash dividend declared per share of common stock              $   0.06       $   0.05       $   0.18       $   0.15




            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                  ACCUMULATED
                                                             ADDITIONAL                              OTHER             TOTAL
                                    PREFERRED    COMMON        PAID-IN     RETAINED   TREASURY   COMPREHENSIVE     STOCKHOLDERS'
                                      STOCK       STOCK        CAPITAL     EARNINGS     STOCK       INCOME            EQUITY
                                   ----------    -------     ----------    --------   --------   -------------     -------------
 BALANCE AT  JANUARY 1, 1998           $ -         $ 1        $ 36,386     $310,506     ($ 416)        $14,638         $ 361,115
  Comprehensive Income:
    Net income                           -           -               -       26,829          -               -            26,829
     Unrealized
comprehensive
   income for unrealized
   gains on securities
   sold, net of
   reclassification
   adjustments for gains
   included in net income                                                                                9,198             9,198
                                                                                                                       ---------
     Comprehensive income                                                                                                 36,027
                                                                                                                       ---------
  Purchase of treasury stock             -           -               -            -    (11,198)              -           (11,198)
  Cash dividend                          -           -               -       (2,122)         -               -            (2,122)
                                       ---         ---        --------     --------     ------         -------         ---------
 BALANCE AT SEPTEMBER 30,
 1998                                  $ -         $ 1        $ 36,386     $335,213   $(11,614)        $23,836          $383,822
                                       ===         ===        =========    ========   ========         =======          ========

                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER  30,
                                                                           -------------------------      -------------------------
                                                                             1998             1997          1998             1997
                                                                           --------        ---------      --------        ---------
      OPERATING ACTIVITIES
      Net income.........................................................  $  9,412        $   7,320      $ 26,829        $  23,445
      Adjustments to reconcile net income to net cash
      provided by operating activities:
        Unpaid losses and loss adjustment expenses, and
          reinsurance recoverables.......................................    (1,691)            (474)       26,708            3,794
        Accrued investment income........................................     1,579            1,709         1,801             (258)
        Provision for deferred federal income taxes......................       (26)             297         1,187              163
        Policy acquisition costs.........................................       499             (210)       (8,325)             (63)
        Unearned premiums................................................    (1,982)          (2,249)        1,164           (2,795)
        Policyholders' dividends payable.................................         -           (2,143)            -           (6,922)
        Realized investments gains.......................................    (3,269)            (989)       (7,330)          (4,176)
        Provisions for amortization and depreciation.....................      (422)           1,668         2,014            3,120
        Accrued expenses and other liabilities...........................     4,500              (64)      (23,711)          (3,615)
        Changes in other assets..........................................      (636)           1,382        (7,413)          (3,352)
                                                                           --------        ---------      --------        ---------
                Net cash provided by operating activities................     7,964            6,247        12,924            9,341

      INVESTING ACTIVITIES
         Purchases-- fixed maturities....................................   (84,030)         (42,194)     (232,576)        (240,677)
         Sales-- fixed maturities........................................    90,723           38,616       202,848          199,901
         Maturities-- fixed maturities...................................     1,565           19,800        29,058           24,024
         Purchases--equities.............................................   (13,539)          (1,118)      (17,551)          (5,458)
         Sales--equities.................................................     3,002              916         5,371            7,874
         Change in short-term investments, net...........................     3,407          (25,781)       12,976          (28,354)
                                                                           --------        ----------     --------        ---------
                Net cash provided by (used in) investing activities......     1,128           (9,761)          126          (42,690)
                                                                           --------        ---------      --------        ---------

      FINANCING ACTIVITIES
         Issuance of common stock, net of expenses.......................         -                -             -           36,387
         Purchase of treasury stock......................................    (6,801)             (54)      (11,198)             (54)
         Cash dividends..................................................      (661)            (614)       (2,122)          (1,844)
                                                                           --------        ---------      --------        ---------
                Net cash provided by (used in) financing activities......    (7,462)            (668)      (13,320)          34,489
                                                                           --------        ---------      --------        ---------
      Increase (decrease) in cash........................................    (1,630)          (4,182)         (270)           1,140

      Cash at beginning of period........................................    11,352            9,534        13,252            4,212
                                                                           --------        ---------      --------        ---------
      Cash at end of period..............................................  $ 12,982        $   5,352      $ 12,982        $   5,352
                                                                           ========        =========      ========        =========

                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1997.

    The accompanying September 30, 1998 and 1997 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.

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

2.    EARNINGS PER SHARE OF COMMON STOCK

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                -------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)               1998              1997
                                                --------------    -------------
Numerator:
   Net income                                       $26,829           $23,445

Numerator for:
   Basic earnings per share of common stock         $26,829           $23,445
   Diluted earnings per share of common stock       $26,829           $23,445

Denominator:
   Denominator for basic earnings per share
   of common stock - weighted-average
   shares outstanding                                12,132            12,048

   Effect of dilutive securities:
     Stock options                                       16               N/A
                                                    -------
     Denominator for diluted earnings per
      share of common stock adjusted -
       weighted-average shares outstanding           12,148               N/A

Basic earnings per share of common stock            $  2.21           $  1.95
                                                    =======           =======

Diluted earnings per share of common stock          $  2.21               N/A
                                                    =======

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

    The components of comprehensive income net of related tax, for the nine-month periods ended September 30, 1998 and 1997 are as follows:

                                                 1998             1997
                                               -------          -------
                                                   (IN THOUSANDS)
Net income                                     $26,829          $23,445
Other comprehensive income:
  Change in unrealized gains on securities       9,198            3,138
                                               -------          -------
Total                                          $36,027          $26,583
                                               =======          =======


4. INVESTMENTS

    The Company's investments in available-for-sale securities at September 30, 1998 are summarized as follows:

                                                          COST OR         GROSS           GROSS
                                                         AMORTIZED     UNREALIZED      UNREALIZED
                                                           COST           GAINS          LOSSES       FAIR VALUE
                                                         --------        -------         -------       --------
                                                                             (IN THOUSANDS)
 Fixed-maturity securities:
    Bonds:
       U.S. Government and Agencies                      $307,517        $23,747         $    16       $331,248
       State, Municipalities and
         Political Subdivisions                           345,399          9,290             402        354,287
      Mortgage-backed securities,
         U.S. Government                                   43,634            388             104         43,918
      Corporate                                             5,093              -               -          5,093
                                                         --------        -------         -------       --------
 Total fixed-maturity securities                          701,643         33,425             522        734,546
 Equity securities                                         31,185          5,468           1,701         34,952
                                                         --------        -------         -------       --------
 Total                                                   $732,828        $38,893         $ 2,223       $769,498
                                                         ========        =======         =======       ========



5. FEDERAL INCOME TAXES

    The components of the federal income tax provision in the accompanying consolidated statements of income are summarized as follows:

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                         ----------------------
                                           1998           1997
                                         -------        -------
                                            (IN THOUSANDS)
Current                                  $ 7,891        $ 7,172
Deferred                                   1,187            163
                                         -------        -------
Total                                    $ 9,078        $ 7,335
                                         =======        =======

    A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ----------------------
                                                                   1998           1997
                                                                 --------       -------
                                                                     (IN THOUSANDS)
      Federal income tax at 35%                                  $ 12,567       $10,773
      Increase (decrease) in taxes resulting from:
         Tax-exempt interest                                       (3,641)       (3,551)
         Dividends received deduction                                (121)          (99)
         Goodwill                                                     158           168
         Other                                                        115            44
                                                                 --------       -------
      Total                                                      $  9,078       $ 7,335
                                                                 ========       =======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

    Premiums Earned. Premiums earned increased approximately $5.3 million, or 16.1%, to $38.3 million for the three months ended September 30, 1998 from $33.0 million for the same period in 1997. The increase was principally due to a $6.8 million increase in medical malpractice premiums from physicians and medical groups to approximately $34.2 million for the three months ended September 30, 1998 compared to $27.4 million for the same period in 1997. This increase was a result of the Company's acquisition of the medical malpractice book of business of Fremont Indemnity Company (Fremont Indemnity) on January 1, 1998 and initial premiums attributable to an agency relationship with Poe & Brown, Inc. which commenced on January 1, 1998. Hospital medical malpractice premiums were approximately $2.5 million for the three months ended September 30, 1998 compared to $4.0 million for the same period in 1997. This decrease in 1998 hospital medical malpractice premiums was due principally to the loss of one large integrated hospital account in Florida in late 1997. Assumed reinsurance premiums were approximately $1.3 million for both the three months ended September 30, 1998 and 1997.

    Net Investment Income. Net investment income decreased approximately $1.0 million, or 9.5%, to $9.8 million for the three months ended September 30, 1998 from $10.8 million for the same period in 1997. Average invested assets increased to $778.9 million during the three months ended September 30, 1998 compared to $751.1 million for the same period in 1997. The average pre-tax yield on the investment portfolio declined to 5.0% from 5.8% for the same period in 1997 due to a greater percentage of the portfolio held in 1998 in lower yielding tax-exempt securities.

    Realized Investment Gains and Other Revenue. Realized investment gains were approximately $3.3 million for the three months ended September 30, 1998 compared to realized gains of $1.0 million for the same period in 1997.

    Losses and LAE. Losses and LAE increased $0.3 million, or 1.1%, to $31.9 million for the three months ended September 30, 1998 from $31.6 million for the same period in 1997. As a percentage of premiums earned, losses and LAE decreased to 83.4% for the three months ended September 30, 1998 from 95.8% for the same period in 1997. For the three months ended September 30, 1998, the Company reduced loss and LAE reserves incurred in prior policy years approximately $15.6 million as compared to a reserve reduction of $9.0 million for the same period in 1997 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased $2.8 million, or 68.2%, to $6.8 million for the three months ended September 30, 1998 from $4.0 million for the same period in 1997. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 17.7% for the three months ended September 30, 1998 and 12.2% for the same period in 1997. This increase in the expense ratio is due primarily to the amortization of non-recurring costs related to the Fremont Indemnity acquisition, along with higher expenses associated with the higher premium volume and general personnel increases.

    Federal Income Taxes. Federal income tax expense increased $1.4 million, to $3.4 million for the three months ended September 30, 1998 from $2.0 million for the same period in 1997. The effective tax rate increased to 26.4% for the three months ended September 30, 1998 compared to 21.4% for the three months ended September 30, 1997 due to higher realized gains during the 1998 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    Premiums Earned. Premiums earned increased approximately $15.7 million, or 15.4%, to $117.8 million for the nine months ended September 30, 1998 from $102.1 million for the same period in 1997. The increase was principally due to a $21.4 million increase in medical malpractice insurance premiums from physicians and medical groups that were approximately $106.4 million for the nine months ended September 30, 1998 compared to $85.0 million for the same period in 1997. Hospital medical malpractice premiums were approximately $7.7 million for the nine months ended September 30, 1998 compared to $12.1 million for the same period in 1997. This decrease was due to the loss of one large Florida integrated hospital account in late 1997. Assumed reinsurance premiums were approximately $3.3 million for the nine months ended September 30, 1998 compared to $4.3 million for the same period in 1997.

    Net Investment Income. Net investment income decreased approximately $1.6 million, or 5.0%, to $30.4 million for the nine months ended September 30, 1998 from $32.0 million and for the same period in 1997. Average invested assets increased to $773.3 million during the nine months ended September 30, 1998 compared to $736.7 million for the same period in 1997. The average pre-tax yield on the investment portfolio declined to 5.2% for the nine months ended September 30, 1998 compared to 5.8% for the same period in 1997 due to a greater percentage of the portfolio held in 1998 in lower yielding tax-exempt securities.

    Realized Investment Gains and Other Revenue. Realized investment gains were approximately $7.3 million for the nine months ended September 30, 1998 compared to $4.2 million for the same period in 1997.

    Losses and LAE. Losses and LAE increased $4.0 million, or 4.2%, to $99.3 million for the nine months ended September 30, 1998 from $95.3 million for the same period in 1997. As a percentage of premiums earned, losses and LAE decreased to 84.3% for the nine months ended September 30, 1998 from 93.4% for the same period in 1997. For the nine months ended September 30, 1998, the Company reduced loss and LAE reserves incurred in prior policy years approximately $48.9 million as compared to a reserve reduction of approximately $36.0 million in loss and LAE reserves for the nine months ended September 30, 1997 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased $8.1 million, or 64.3%, to $20.7 million for the nine months ended September 30, 1998 from $12.6 million for the same period in 1997. The expense ratio was 17.6% for the nine months ended September 30, 1998 and 12.4% for the same period in 1997. This increase in the expense ratio is due primarily to the amortization of non-recurring costs related to the Fremont Indemnity acquisition. Additionally, other operating expenses include certain one-time charges related to the Fremont Indemnity acquisition and higher expenses associated with the higher premium volume and general personnel increases.

    Federal Income Taxes. Federal income taxes increased $1.8 million, or 23.8%, to $9.1 million for the nine months ended September 30, 1998 from $7.3 million for the same period in 1997. The effective tax rate increased to 25.3% for the nine months ended September 30, 1998 from 23.8% for the same period in 1997.

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

    Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 1998, the cash provided by operating activities for the Company was $12.9 million compared to $16.3 million during the corresponding 1997 period prior to the payment of policyholders' dividends.

    The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. A change in SCPIE's investment philosophy in 1993 resulted in an increase in the purchase of equity securities and a reduction in the purchase of fixed maturity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, SCPIE's portfolio of unaffiliated equity securities was $35.0 million, or 4.3% of invested assets, at September 30, 1998. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future. The Company has made limited investments in real estate, which is used entirely in the Company's operating activities.

    The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $40.3 million, or 5.0% of invested assets, at September 30, 1998. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

    SCPIE Holdings is an insurance holding company whose assets principally consist of all of the capital stock of its insurance subsidiaries. SCPIE Holdings' principal sources of funds will be dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. The amount of dividends the insurance subsidiaries are able to pay to SCPIE Holdings during 1998 without prior regulatory approval is approximately $27.5 million. Dividends of $25.0 million were paid during the first nine months of 1998.

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

    On July 24, 1998, the Company entered a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company expects to occupy this space in early March 1999. The Company estimates that expenditures of approximately $6.0 million in capital improvements, equipment and relocation costs will be incurred in connection with this relocation. The Company does not expect any other material capital expenditures during the next three months.

    During May 1998, the Board of Directors extended the term of the stock repurchase program in the open market until the 1999 Annual Meeting of Stockholders. The Company has repurchased 384,400 shares through October 31, 1998 at a total cost of $12.3 million.

IMPACT OF YEAR 2000

    The Company has determined that significant portions of its software require modifications so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The following discussion summarizes the Company's state of readiness, costs to address the Year 2000 issues, the risks of the Company's Year 2000 issues and the Company's contingency plans.

    The Company is 98% complete in implementing its Year 2000 remediation plan for information technology (IT) systems and anticipates the entire project to be complete by December 31, 1998. For non-IT systems (i.e., telecommunications systems, elevators, and other devices which utilize microprocessors and third-party providers of information), the Company has contacted all of its major vendors and suppliers to determine level of compliance.

    The total Year 2000 project cost is estimated to be approximately $1.8 million which is being expensed as incurred. All costs incurred to date represent the direct cost of the Company's information systems department personnel. Costs incurred through September 30, 1998 approximated $1.6 million, of which $0.7 million were incurred in 1998.

    Given the highly computerized nature of the Company's operations, the Year 2000 problem, if unresolved, would pose a serious risk to the Company's ability to efficiently and effectively service its policyholders. Although no remediation plan can identify all potential exposures, management believes that the steps taken to address the Year 2000 issue will prevent or promptly detect and allow for correction any significant instances of noncompliance that are reasonably within the Company's control.

    If unforeseen events result in the Company's critical systems malfunctioning, contingency plans similar to that employed in the event of business interruption would be enacted. These plans have been developed and will be tested no later than March 31, 1999.

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

10 The 1997 Equity Participation Plan of SCPIE Holdings Inc. (incorporated by reference from Exhibit A to the Company's Proxy Statement filed with the Commission on March 30, 1998.)

 27 Financial Data Schedule

(b) Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCPIE HOLDINGS INC.


Date:  November 13, 1998           By:          /s/ PATRICK T. LO
                                      ------------------------------------------
                                                    Patrick T. Lo
                                      Vice President and Chief Financial Officer