Form 10-K
period 1998-12-31
SCPIE HOLDINGS INC
filed 1999-03-31
CIK 1013609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998          Commission File No. 1-12449

                               SCPIE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                95-4557980
            (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or organization)               Identification No.)

   1888 Century Park East, Los Angeles, California              90067
      (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (310) 551-5900

 Securities registered pursuant     Name of Exchange on which registered
  to Section 12(b) of the Act

Preferred Stock, par value $1.00 per share      New York Stock Exchange
Common Stock, par value $0.0001 per share       New York Stock Exchange
        (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 15, 1999, was approximately $348,863,840 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 15, 1999, the Registrant had issued and outstanding an aggregate of 12,300,891 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Part II incorporates certain information by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 13, 1999 (only portions of which are incorporated by reference).

================================================================================

                                     PART I

ITEM 1.  BUSINESS

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

   SCPIE Holdings was organized in February 1996, as a Delaware corporation. The Company principally engages in conducting the business of its predecessor, the Exchange, through its subsidiaries. The insurance company subsidiaries of SCPIE Holdings include SCPIE Indemnity, American Healthcare Indemnity Company ("AHI") and American Healthcare Specialty Insurance Company ("AHSIC"). AHI and AHSIC were inactive insurance companies acquired by the Company in 1996 to expand the Company's operations outside California. AHI, domiciled in Delaware, is licensed to transact insurance in 46 states and the District of Columbia, and AHSIC, domiciled in Arkansas, is eligible to write policies as an excess and surplus lines insurer in 24 states and the District of Columbia. During 1997, SCPIE Holdings contributed $25.0 million and $23.0 million to the capital and surplus of AHI and AHSIC, respectively. The other subsidiaries of SCPIE include SCPIE Insurance Services, Inc., a California licensed insurance agency, and two companies providing management services. The term "Insurance Subsidiaries" refers to SCPIE Indemnity, AHI and AHSIC.

OVERVIEW

   SCPIE Holdings is one of the nation's leading providers of medical malpractice insurance based on direct premiums written in 1998. The Company currently insures more than 12,500 physicians, other providers and oral and maxillofacial surgeons practicing alone or in medical groups, clinics or other healthcare organizations. The Company also insures a variety of healthcare facilities, including hospitals, emergency departments, outpatient surgery and hemodialysis centers, and clinical and pathology laboratories.

   The Company's total revenues and net income were $210.0 million and $37.0 million, respectively, for the year ended December 31, 1998 and were $183.7 million and $32.2 million, respectively, for the year ended December 31, 1997. As of December 31, 1998, the Company had total assets of $921.5 million and total stockholders' equity of $386.5 million.

   Medical malpractice insurance, or medical professional liability insurance, insures the physician, hospital or other healthcare provider against liabilities arising from the rendering of, or failure to render professional medical services. Under the typical medical malpractice insurance policy, the insurer also defends the insured against potentially covered claims. Based on data compiled by A.M. Best & Co. ("A.M. Best"), in 1997, total medical malpractice premiums in the United States were approximately $5.9 billion. In California, the second largest market for medical malpractice insurance based on direct premiums written, approximately $632.3 million of medical malpractice premiums were written in 1997. The Company's share of the medical malpractice premiums written in California in 1997 was approximately 19%. The Company's market share is substantially higher in Southern California where more than 95% of the Company's insureds are located.

   The Company believes that its considerable market share for medical malpractice insurance in California is in large part due to the loyalty of its insured physicians. The Company attributes this loyalty to the high quality, personalized service it provides and its traditional focus on the California physician marketplace. Eight county medical associations and several specialty societies in California have endorsed the medical malpractice insurance offered by the Company.

   The Company believes that the growth in managed healthcare and the emergence of multi-state integrated healthcare providers and delivery systems has led to major changes in the medical malpractice insurance industry. Practice management organizations, hospitals, administrators of large group practices and managed care organizations have an increasing influence over the purchasing decision for the medical malpractice insurance coverages of their affiliated physicians. As the consolidation of healthcare providers continues, the number of physicians insured through such organizations will increase and the Company believes that such organizations increasingly will seek well-capitalized medical malpractice insurers that can provide a full range of products and a high level of service in each state in which such organizations conduct business.

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

   While professional liability insurance for physicians is the principal product offered by the Company, the Company believes that providing insurance to hospitals and other healthcare entities continues to represent a significant area for further growth of its insurance business. As a result, the Company has undertaken to develop other insurance products necessitated by changes in the healthcare industry and began writing medical malpractice insurance for hospitals, directors and officers' liability insurance for healthcare entities, and errors and omissions coverage for managed care organizations. The Company presently intends to continue its efforts to develop insurance products designed to meet the needs of customers in the healthcare market.

   In addition to its traditional direct insurance operations, the Company assumes reinsurance of medical malpractice insurance and participates in excess medical malpractice insurance programs. The Company believes that these lines of business will become an increasingly important aspect of its operations as healthcare entities become larger and obtain higher policy limits.

   Furthermore, the Company has begun to expand its operations beyond California. AHI has formed a relationship with Poe & Brown, Inc. ("Poe & Brown"), one of the nation's top independent insurance agency organizations, to provide professional liability insurance to physicians commencing January 1, 1998. This coverage is currently offered to solo physicians and medical groups in five states, the largest such states being Connecticut, Florida, Georgia and Louisiana. In 1999, the Company expects to offer this coverage in three additional states. This replaces an existing program Poe & Brown had established with another insurance company. There is no assurance, however, that the Company will successfully retain or expand this business through Poe & Brown or that it will ultimately be profitable.

   In addition, AHI acquired the medical malpractice insurance business of Fremont Indemnity Company ("Fremont") effective January 1, 1998 through a 100% quota-share retroactive reinsurance agreement. Simultaneously, a 100% quota-share prospective fronting agreement went into effect, making SCPIE Indemnity the reinsurer for the Fremont policies until AHI obtains the proper approvals to write this business directly. The Fremont policies are written through brokers in 10 states, with the vast majority in California and Arizona. During the fourth quarter of 1998, AHI received regulatory approval to write this business directly. Upon the policy's renewal date, each policy will be transferred from a Fremont policy to an AHI policy. There is no assurance, however, that the Company will successfully retain or expand this business or that it will ultimately be profitable.

   Additionally, the Company actively markets its hospital policies under a new program directly and through regional and local brokers, and must compete with this broker and a number of insurance companies in the underwriting of hospital malpractice policies. At December 31, 1998, the Company insured 33 hospitals, of which 18 were located in California.

   Historically, the financial performance of the medical malpractice industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the medical malpractice insurance industry in California and other states has faced a soft insurance market. The Company believes that its strategy will position it to expand premium writings and market share when the market "hardens," that is, when demand coincides more closely with capacity, and premium rates increase to more appropriate levels. However, there can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company's financial condition and results of operations.

PRODUCTS

   The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, managed care organizations and other providers in the healthcare industry. The following table summarizes, by product, the direct premiums written by the Company for the periods indicated:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                        1998             1997            1996
                                       --------        --------        --------
Physician and medical group
  liability:
  Physician and medical group
     standard professional
     liability .....................   $108,679        $109,393        $117,679
  Special risk physicians ..........      1,299           1,700           1,398
  Emergency medicine program .......      2,012           1,589             628
  Urgent care centers ..............        325             277             262
                                       --------        --------        --------
     Subtotal medical liability ....    112,315         112,959         119,967


  Excess personal liability ........        701             756             829
                                       --------        --------        --------
     Subtotal physician and
       medical group liability .....    113,016         113,715         120,796

Hospital liability .................     10,432           8,475           3,487
Healthcare provider liability ......        761             800             792
Managed care organization
errors and omissions ...............        740             668             347


Directors and officers'
  liability ........................        264             252             213
                                       --------        --------        --------
  Total ............................   $125,213        $123,910        $125,635
                                       ========        ========        ========


      The Company also wrote physician premium on a fronted basis in connection with the Poe & Brown and Fremont arrangements. The Company assumed premium from CNA Insurance Company in connection with the Poe & Brown arrangement and from Fremont in connection with the Fremont arrangement as an interim measure until such time as the Company obtained proper approvals to write the business directly. In 1998 these assumed premiums were $6.0 million and $24.9 million for the Poe & Brown and Fremont arrangements, respectively.

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

   Physician and Medical Group Liability. The professional liability insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by or as a result of the performance of patient treatment, failure to treat and failure to diagnose a patient. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and also for certain other "premises" liabilities that may arise in the non-professional operations of the medical practice, such as slip and fall accidents, and a limited defense reimbursement benefit for proceedings by state licensing boards.

   The policy issued to medical groups and their physician members includes not only professional liability coverage and defense reimbursement benefits, but also substantially more comprehensive coverages for commercial general liability and employee benefit program liability and also provides a small medical payment benefit to injured persons. The business liability coverage included in the medical group policy includes coverage for certain employment-related liabilities and for pollution, which are normally excluded under a standard commercial general liability form. The Company also offers, as part of its standard policy forms for both sole and group practitioners, optional excess personal liability for the insured physicians. Excess personal liability insurance provides coverage to the physician for personal liabilities in excess of amounts covered under the physician's homeowners and automobile policies. The Company has developed nonstandard programs which may exclude business liability coverages for certain physicians.

   The professional liability coverages are issued primarily on a "claims made and reported" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers "tail coverage" for claims reported after the expiration of the policy for occurrences during the coverage period. The price of the tail coverage is based on the length of time the insured has been covered under the Company's claims made and reported form. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. Free tail coverage is automatically provided to physicians with at least five consecutive years of coverage with the Company and who are also at least 65 years old.

   Business liability coverage for medical groups and clinics and the excess personal liability insurance is underwritten on an occurrence basis. Under occurrence coverage, the coverage is provided for incidents that occur at any time the policy is in effect, regardless of when the claim is reported. With occurrence coverage, there is no need to purchase tail coverage.

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

   The following table summarizes the Company's physician and medical group professional liability direct premiums written for the year ended December 31, 1998:

                                                 DIRECT
                                                PREMIUMS       PERCENTAGE
       GROUP SIZE                                WRITTEN        OF TOTAL
       ----------                               --------        ----------
                                                     (IN THOUSANDS)
Sole practitioner physicians ................   $ 74,129           65.6%
Group with less than five physicians ........     16,126           14.3
Group with five through eight physicians ....      8,561            7.6
Group with nine or more physicians ..........     14,260           12.5
                                                --------        -------
            Total ...........................   $113,076          100.0%
                                                ========        =======

   Hospital Liability. The Company writes liability insurance on both a claims made and reported basis and a modified occurrence basis that in effect includes tail coverage for up to seven years after the policy terminates. The policy issued to hospitals provides protection for professional liabilities related to the operation of a hospital and its various staff committees, together with the same business liability, medical payments and employee benefit program liability coverages included in the policy for large medical groups. Prior to October 1, 1997, the limits of coverage under the hospital policies issued by the Company, net of reinsurance, were $500,000 for each claim or occurrence, with no aggregate limit. Since October 1, 1997, the Company has offered primary limits of $1.0 million for each claim or occurrence and excess limits up to $50.0 million with no aggregate limit. The Company reinsures 90% of the excess limits of coverage.

   Healthcare Provider Liability/Healthcare Facilities Liability. The Company offers its professional liability coverage to a variety of specialty provider organizations, including hospital emergency departments, outpatient surgery centers, medical urgent care facilities and hemodialysis, clinical and pathology laboratories. The Company also offers its professional liability coverage to healthcare providers such as chiropractors, podiatrists and nurse practitioners. These policies include the standard professional liability coverage provided to physicians and medical groups, with certain modifications to meet the special needs of these healthcare providers. The policies are generally issued on a claims made and reported basis with the limits of liability up to those offered to larger medical groups. The limits of coverage under the current healthcare provider policies issued by the Company are between $1.0 million and $5.0 million per incident, subject to $3.0 million to $10.0 million aggregate policy limits.

   Managed Care Organization Errors and Omissions. The Company has introduced a policy for managed care organizations. The policy provides coverage for liability arising from covered managed care incidents or vicarious liability for medical services rendered by non-employed physicians. Covered services include peer review, healthcare expense review, utilization management, utilization review and claims and benefit handling in the operation of the managed care organizations. These policies are generally issued on a claims made and reported basis. The annual aggregate limits of coverage under the current managed care organization policies issued by the Company are between $1.0 million and $5.0 million.

   Directors and Officers' Liability. In 1996, the Company began to directly write renewals of these policies previously underwritten by other companies, accounting for approximately $252,000 in direct premiums written in 1997 and $264,000 in 1998. In August 1998, the California Department of Insurance approved a new directors and officers' liability policy form that expands the scope of coverage. The directors and officers' liability policies are generally issued on a claims made and reported basis. The limits of coverage on directors and officers' liability policies written by the Company are between $1.0 million and $5.0 million.

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

   The Company's marketing organization has approximately 38 employees providing sales solicitation and communications services. In support of its broker network, the Company markets to sole practitioner physicians and other prospective policyholders through its relationships with medical associations, referrals by existing policyholders, advertisements in medical journals, the presentation of seminars on timely topics for physicians, telemarketing and direct mail solicitation to licensed physicians and members of specialty group organizations. The Company attracts new physicians through special rates for medical residents and discounts for physicians just entering medical practice. In addition, the Company participates as a sponsor and participant in various medical group and hospital administrators' programs, medical association and specialty society conventions and similar programs. The Company believes that this personal, comprehensive approach to marketing is essential to providing professional liability insurance, where special knowledge and experience is a prerequisite.

   The Company maintains marketing offices in Addison, Texas, Boca Raton, Florida and Phoenix, Arizona principally to solicit hospital and physician accounts both directly and through brokers, and has one principal brokerage relationship in California that accounts for 12 of the 18 hospitals insured by the Company in that state.

   Eight county medical associations and several specialty societies have endorsed the Company's professional liability program. The Company considers these endorsements to be helpful in its marketing efforts. The county medical associations also perform certain limited information verification services for the Company.

   Effective January 1, 1998, Poe & Brown began marketing the Company's professional liability policies on an exclusive basis to individual physicians and medical groups of fewer than 20 physicians, while the Company will have the right to market these policies directly to larger groups. The exclusive arrangement will be effective only in designated states, initially Connecticut, Florida, Georgia and Louisiana. Poe & Brown is one of the nation's top independent insurance agency organizations, with an established physicians medical malpractice program in these states offered to customers through a large network of local and regional brokers.

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

   The Company provides comprehensive risk management services designed to heighten its insureds' awareness of situations giving rise to potential loss exposures, to educate its insureds as to ways to improve their medical practice procedures, and to assist its insureds in implementing risk modification measures. The Company provides a variety of printed materials and newsletters relating to Risk Management topics. The Company maintains a 24-hour hotline to provide immediate access to its risk management personnel. The Company conducts surveys for hospitals and large medical groups both to review their practice procedures generally and to focus on specific areas in which there may be some concern. Reports that specify areas of the insured's medical practice that may need attention are provided to the policyholder. The Company also provides an annual program review for each of its large and mid-size medical groups. The Company presents periodic seminars and evening "town hall" meetings at medical societies at which pertinent subjects are presented. In addition, the Company conducts two seminars annually with its sponsoring oral and maxillofacial surgeon association that are designed to educate insureds on loss issues and reduce claims. The Company's risk management representatives also regularly participate in programs presented by healthcare-related societies. The company's website also allows insureds to access various risk management information materials and sources. These educational offerings are designed to increase risk awareness and the effectiveness of various healthcare professionals. Additionally, the Company provides risk management and claims administration services to certain entities on a fee-for-service basis.

UNDERWRITING

   The underwriting department consists of a vice president in charge of underwriting, three divisional underwriting managers, 15 underwriters and 17 technical and administrative assistants. Certain of these underwriters specialize in underwriting hospitals, managed care organizations and directors and officers' liability products. The Company's underwriting department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company.

   The Company follows a strict procedure with respect to the issuance of all physician professional liability policies. Each applicant or member of an applicant medical group is required to complete a detailed application that provides a personal and professional history, the type and nature of the applicant's professional practice, certain information relating to specific practice procedures, hospital and professional affiliations and a complete history of any prior claims and incidents. The application may be forwarded to the county medical association for verification of educational and professional information. The Company performs its own independent verification of these matters and may conduct an investigation to determine if there are any lawsuits that may not have been disclosed in the application.

   The Company performs a continuous process of reunderwriting its insured physicians. Information concerning physicians with large losses, a high frequency of claims or unusual practice characteristics is developed through claims and risk management reports or correspondence.

   The underwriting department submits recommendations for premium surcharges or non-renewal of physicians to the physicians' underwriting committee of the Company, which is comprised solely of physicians, many of whom are insureds or retired insureds of the Company, and members of the Board of Directors. Members of the committee are not employees of the Company, but receive compensation for their services on the committee. Physicians have the right to seek reconsideration of surcharges from the committee. The Company has found that physician interchange with the committee is often helpful in improving the practice characteristics of the insured.

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

   For hospitals the Company has primarily issued its policies utilizing schedules of coverage, limits, rating factors and other pertinent information supplied to the Company by independent brokers. The Company is now developing its own rating experience with these insureds.

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

RATES

   The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and LAE experience it has developed over the past 20 years and upon rates charged by its competitors. The Company has various rating classifications based on practice, location, medical specialty, limits and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed nonstandard programs for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for hospitals and managed care organizations utilizing data publicly filed by other insurers. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. The rates for directors and officers' liability are developed using historical data publicly filed by other insureds, financial analysis and loss history. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

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

   The Company partially offset the effect of these rate increases through the payment of dividends to the members of the Exchange in the form of premium credits based on the actual results of prior policy years. The Company ceased paying such premium credit dividends to its policyholders in 1998. The Company instituted no rate increases for 1998, which may have offset the elimination of dividends to policyholders and somewhat improved its competitive position. During 1999, the Company will institute an average rate increase of 3.7% for California physician insureds. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends.


CLAIMS

   The claims department of the Company is responsible for claims investigation, establishment of appropriate case reserves for loss and LAE, defense planning and coordination, control of attorneys engaged by the Company to defend a claim and negotiation of the settlement or other disposition of a claim. Under most of the Company's policies, except managed care organization errors and omissions policies and directors and officers' liability policies, the Company is obligated to defend its insureds, which is in addition to the limit of liability under the policy. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions. In almost all cases, the person bringing the claim against the physician is already represented by legal counsel when the Company learns of the potential claim.

   The claims department staff includes managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The claims department staff consists of approximately 60 employees, including 16 clerical personnel. The Company has 5 unit managers and 4 branch managers responsible for specific geographic areas, and additional units for specialty areas such as hospitals, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

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

   The Company emphasizes early evaluation and aggressive management of claims. Claims department professionals complete a full evaluation and reserving of claims under "fast-track" within six months of the filing of a claim and on all other cases within 12 months after filing. The Company has established different levels of authority within the claims department for approval of reserves and settlement of claims. The Company has a claims committee comprised solely of physicians which meets bi-monthly with the vice president in charge of claims and other claims managers to consider and evaluate cases that have complex medical issues and subject the Company to large exposures. At December 31, 1998, the Company had 3,488 open claims.

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

   The Company's loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:


                                                                                  DECEMBER 31,
                                                                 ---------------------------------------------
                                                                    1998              1997              1996
                                                                 ---------         ---------         ---------
Reserves for losses and LAE at beginning of year ..............   $454,971         $ 459,567         $ 466,187
Less reinsurance recoverables .................................     21,531            19,266            19,560
                                                                 ---------         ---------         ---------
Reserves for losses and LAE, net of related
reinsurance recoverable, at beginning of year .................    433,440           440,301           446,627
                                                                 ---------         ---------         ---------
Reserves from purchase of Fremont Indemnity Company ...........     36,972                --                --

Provision for losses and LAE for claims occurring in the
current year, net of reinsurance ..............................    197,870           176,586           168,545

Decrease in estimated losses and LAE for claims occurring in
prior years, net of reinsurance ...............................    (65,662)          (53,209)          (59,748)
                                                                 ---------         ---------         ---------
Incurred losses during the year, net of reinsurance ...........    132,208           123,377           108,797
                                                                 ---------         ---------         ---------
Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
  Current year ................................................     14,408            11,814            13,274
  Prior years .................................................    135,480           118,424           101,849
                                                                 ---------         ---------         ---------
                                                                   149,888           130,238           115,123
                                                                 ---------         ---------         ---------
Reserves for losses and LAE, net of related reinsurance
recoverable, at end of year ...................................    452,732           433,440           440,301

Reinsurance recoverable for losses and LAE, at end of year ....     24,899            21,531            19,266
                                                                 ---------         ---------         ---------
Reserves for losses and LAE, gross of reinsurance recoverable,
at end of year ................................................  $ 477,631         $ 454,971         $ 459,567
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

   In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1993 to be $100,000 was first reserved in 1988 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1988 through 1998 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

                                                           YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                1988      1989       1990       1991      1992      1993      1994       1995
                              -------   --------   --------   --------  --------  --------  --------   --------
                                                              (In thousands)
Loss and LAE
  reserves...............     389,404   $412,679   $427,049   $439,908  $465,423  $472,129  $449,566   $446,627
Liability reestimated as of:
  One year later.........     362,058    375,764    401,878    409,966   421,994   411,915   391,733    386,879
  Two years later........     337,901    348,781    368,124    364,105   368,521   363,562   337,441    337,760
  Three years later .....     315,718    320,319    324,370    316,220   325,073   315,712   304,063    264,813
  Four years later.......     299,308    294,992    284,628    282,291   292,801   293,711   254,004
  Five years later.......     284,972    266,649    264,582    261,344   274,304   262,879
  Six years later........     266,423    256,900    251,335    252,077   257,864
  Seven years later .....     262,642    247,678    245,745    243,216
  Eight years later .....     257,731    244,863    241,533
  Nine years later.......     256,354    242,973
  Ten years later........     255,709
Cumulative
  redundancy.............     133,695    169,706    185,516    196,692   207,559   209,250   195,562    181,814
Cumulative amount of
  liability paid through:
  One year later.........      93,607     85,771    103,983    101,001   105,678   121,106   109,481    101,844
  Two years later........     155,505    162,264    171,327    171,429   184,883   192,519   170,603    170,932
  Three years later .....     206,413    204,129    206,499    205,829   219,649   217,484   202,660    195,265
  Four years later.......     232,777    221,479    221,654    221,884   232,379   231,794   213,431
  Five years later.......     242,140    228,922    230,606    227,692   237,879   237,272
  Six years later........     244,587    234,202    232,410    231,277   240,363
  Seven years later .....     248,319    235,274    232,912    232,416
  Eight years later .....     248,993    235,362    233,263
  Nine years later.......     249,122    235,621
  Ten years later........     249,213
Net reserves--
  December 31............                                                         $472,129  $449,566   $446,627
Reinsurance
  recoverables...........                                                           18,644    19,177     19,560
                                                                                  --------  --------   --------
Gross reserves...........                                                         $490,773  $468,743   $466,187
                                                                                  ========  ========   ========

                                 YEAR ENDED DECEMBER 31,
                             ------------------------------
                               1996       1997      1998
                             --------   --------   --------
                                    (In thousands)
Loss and LAE
  reserves...............    $440,301   $433,440   $452,732
Liability reestimated as of:
  One year later.........     387,094    339,672
  Two years later........     301,794
  Three years later .....
  Four years later.......
  Five years later.......
  Six years later........
  Seven years later .....
  Eight years later .....
  Nine years later.......
  Ten years later........
Cumulative
  redundancy.............     138,507     93,768
Cumulative amount of
  liability paid through:
  One year later.........     118,307    107,748
  Two years later........     181,116
  Three years later .....
  Four years later.......
  Five years later.......
  Six years later........
  Seven years later .....
  Eight years later .....
  Nine years later.......
  Ten years later........
Net reserves--
  December 31............    $440,301   $433,440   $452,732
Reinsurance
  recoverables...........      19,266     21,531     24,899
                             --------   --------   --------
Gross reserves...........    $459,567   $454,971   $477,631
                             ========   ========   ========





   The Company has historically experienced favorable loss and LAE reserve development. The Company believes that the favorable loss and LAE reserve development since 1988 has resulted from four factors: (i) the Company's conservative approach to establishing reserves for medical malpractice insurance losses and LAE; (ii) the continuing benefits from the Medical Injury Compensation Reform Act ("MICRA"), the California tort reform legislation that was declared constitutional in a series of decisions by the California Supreme Court in the mid-1980s; (iii) benefits from California legislation requiring matters in litigation to proceed more expeditiously to trial; and (iv) improved results from a restructuring of the Company's internal claims process. See "-- Regulation -- Medical Malpractice Tort Reform" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." The Company believes, based on its analysis of annual statements filed with state regulatory authorities, that its principal California competitors have experienced similar favorable loss and LAE reserve development in past years.

   General liability losses have been less than 1.5% of medical malpractice losses in the last five years. The Company does not have material reserves for pollution claims and the Company's claims experience for pollution coverage has been negligible.

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

REINSURANCE

   Reinsurance Ceded. The Company follows customary industry practice by reinsuring a portion of its risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 1998, the Company ceded $8.2 million of its earned premiums to reinsurers.

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

   The Company has a separate quota share reinsurance treaty for 1998 with respect to its managed care organization errors and omissions policies and any directors and officers' liability policies it may write. Under this treaty, the reinsurers bear 80% of all losses and LAE incurred under these policies. All losses and LAE incurred greater than $1.0 million but not ceded under the quota share agreement are subject to ceding under the excess of loss treaties above.

   Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd's of London ("Lloyd's") to avoid concentrations of credit risk. The following table identifies the Company's most significant reinsurers, their percentage participation in the Company's aggregate reinsured risk based upon premiums paid by the Company and their rating as of December 31, 1998. No other single reinsurer's percentage participation in 1998 exceeded 3.1% of total reinsurance premiums.


                                   PREMIUMS CEDED                    PERCENTAGE OF TOTAL
                                   FOR YEAR ENDED                        REINSURANCE
                                  DECEMBER 31, 1998    RATING(1)        PREMIUMS CEDED
                                  -----------------    ---------     -------------------
                                                    (IN THOUSANDS)
Lloyd's of London NR Syndicates .        $5,165           NR                 31.3
Hannover Ruckversicherungs ......         4,535           A+                 27.5
American Re .....................         2,836           A                  17.2
GIO, Ltd. .......................           625           A                   5.3
CNA International Reinsurance Co.           611           A                   5.1

-------------

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

   Reinsurance and Excess Liability Insurance Assumed. The Company assumes a small amount of reinsurance covering medical professional liability risks primarily in the United States. The principal reinsurance treaty, which has been in effect since 1988, is with a Lloyd's syndicate. Under this surplus share treaty, the Company assumes 50% of one or more layers of coverage above $1.0 million, which must be retained by the primary insurer. The reinsured receives a ceding commission and a profit share. The maximum amount of the Company's liability for any one risk is $500,000, and the Company does not participate as a reinsurer in any of its own policies. The annual premiums earned under this treaty have ranged from $160,000 in 1989 to $100,000 in 1998. In 1998, this treaty also included reinsurance of excess layers of workers' compensation and clash casualty liability risks. The Company's liability for any one risk is limited to $500,000 above a $1.5 million layer assumed by other members of the syndicate.

   The Company also entered into a reinsurance treaty for 1995 and 1996 with Hannover Ruckversicherungs ("Hannover Re"). The treaty is a quota share treaty, under which the Company reinsures up to $500,000 for each physician medical malpractice claim and up to $750,000 for each hospital professional liability claim on policies or contracts with limits in excess of $2.0 million. The reinsured receives an override commission and is required to retain not less than 20% of the risk, subject to a minimum retention of $1.0 million. Premiums earned under this treaty were approximately $57,000 for 1998.

   The Company has an indirect quota share participation in a reinsurance program of Hannover Re that provides high layer excess of loss property catastrophe coverage for international risks, other than in the United States and Japan. The Company has participated in this program since 1994 through the purchase of a $5.0 million Credit Note issued by a limited liability company organized by Hannover Re to underwrite a portion of this coverage. The Company purchased this note through the issuance of a letter of credit, which can be drawn to cover the Company's proportionate share of losses in this program. Interest on the note is based upon profits, if any, of the limited liability company. The Company, in its investment portfolio, holds the outstanding Credit Note, and the amount of the letter of credit is included in Other Liabilities in the Consolidated Balance Sheets. See "--Investment Portfolio."

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

    Effective October 1, 1997, the Company assumed 50% of a 50% quota share of Odyssey Reinsurance Corporation's Regional Companies Program. Maximum 100% limits vary from $500,000 on proportional programs up to $5,000,000 on any one non-proportional program. Participation in this Treaty allows access to a wide geographic distribution of small to medium sized companies writing personal and commercial property and casualty business. This facility targets Mutual and Stock Insurance Companies with a subject premium base of less than $100,000,000, operating in no more than ten states. Premiums earned for 1998 were $742,952.

    The Company has a small participation of the Catastrophe First Aggregate Excess Reinsurance Contract for the California Earthquake Authority (CEA) through a fronting relationship with X.L. Global Reinsurance Company. This program is in excess of an aggregate incurred loss equal to CEA's claims-paying capacity less a minimum capital requirement of $350,000,000. Premiums earned for 1998 were $512,007.

    The Company participates as a co-reinsurer with Zurich Insurance Company, Zurich, Switzerland on an adverse loss development contract protecting a specific portfolio of non-U.S. medical malpractice business. Premiums earned for 1998 were $1,660,000.

       The Company also wrote physician premium on a fronted basis in connection with the Poe & Brown and Fremont arrangements. The Company also assumed premium from CNA Insurance Company in connection with the Poe & Brown arrangement and from Fremont in connection with the Fremont arrangement through 100% quota share reinsurance agreements as an interim measure until such time as the Company obtained proper approvals to write the business directly. In 1998 these assumed premiums were $6.0 million and $24.9 million for the Poe & Brown and Fremont arrangements, respectively.

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


                                                        DECEMBER 31, 1998           DECEMBER 31, 1997
                                                     ----------------------      -----------------------
                                                      COST OR                      COST OR
                                                     AMORTIZED       FAIR        AMORTIZED      FAIR
                                                       COST          VALUE          COST        VALUE
                                                     --------      --------      --------      --------
                                                                                       (IN THOUSANDS)
 Fixed maturity securities:
      U.S. Government and
        Agencies .................................    $237,290      $252,800      $290,028      $298,073
      State, municipalities and
        political subdivisions ...................     348,161       355,402       327,273       335,156
      Mortgage-backed securities,
        U.S. Government . ........................      68,542        68,938        68,161        68,290
        Corporate ................................      44,881        44,959         7,256         7,248
        Other ....................................          97            97            93            93
                                                      --------      --------      --------      --------
      Total fixed maturity securities ............     698,971       722,196       692,811       708,860


  Common stocks ..................................      31,493        37,015        17,052        23,523
                                                      --------      --------      --------      --------

  Total ..........................................    $730,464      $759,211      $709,863      $732,383
                                                      ========      ========      ========      ========

   The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $37.0 million at December 31, 1998.

   The Company's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. The Company's investment policy provides that fixed maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 1998:

                                AMORTIZED      FAIR         PERCENTAGE OF
TYPE/RATING OF INVESTMENT(1)      COST         VALUE         FAIR VALUE
----------------------------    --------     --------       -------------
                                           (IN THOUSANDS)
AAA (including U.S.
  Government and Agencies) ...  $442,461      $457,315          63.3%
AA ...........................   186,494       192,591          26.7
A ............................    62,329        64,511           8.9
BBB ..........................     2,591         2,682           0.4
Non rated (2) ................     5,097         5,097           0.7
                                --------      --------       -------
                                $698,972      $722,196         100.0%
                                ========      ========       =======

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

   The following table sets forth certain information concerning the maturities of fixed maturity securities in the Company's investment portfolio as of December 31, 1998:

                                      AMORTIZED             FAIR               PERCENTAGE OF
                                         COST               VALUE                FAIR VALUE
                                      ---------           --------             -------------
                                                       (IN THOUSANDS)
Years to maturity:
  One or less ......................  $  3,205            $  3,216                0.5%
  After one through five ...........    88,083              90,539               12.5
  After five through ten ...........   226,817             240,097               33.3
  After ten ........................   312,324             319,406               44.2
Mortgage-backed securities .........    68,542              68,938                9.5
                                      --------            --------              -----
          Totals ...................  $698,971            $722,196              100.0%
                                      ========            ========              =====

   The average weighted maturity of the securities in the Company's fixed maturity portfolio as of December 31, 1998 was 6.63 years. The average duration of the Company's fixed maturity portfolio as of December 31, 1998 was 5.71 years.

   The Company also maintains cash and highly liquid short-term investments, which at December 31, 1998 totaled $46.7 million.

   The following table summarizes the Company's investment results for the three years ended December 31:

                                                        AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                     1998                  1997                   1996
                                                  ---------             ----------            ------------
                                                              (IN THOUSANDS)
FIXED MATURITY SECURITIES:
Average invested assets
  (includes short-term cash investments)(1) ....   $739,734               $718,239              $650,090
Net investment income:
  Before income taxes ...........................    39,654                 39,926                40,594
  After income taxes ............................    30,733                 30,731                29,706
Average annual return on investments:
  Before income taxes ...........................      5.36%                  5.56%                 6.24%
  After income taxes ............................      4.15%                  4.28%                 4.57%
Net realized investment gains after
  income tax ....................................  $  5,804               $  1,909              $    351
Net increase (decrease) in
  unrealized gains on all fixed maturity
  investments after income taxes . ..............     4,664                  5,526               (10,720)
EQUITY SECURITIES:
Average invested assets(2) ......................  $ 30,269               $ 21,750              $ 37,695
Net investment income:
  Before income taxes ...........................       713                    840                   994
  After income taxes  ...........................       564                    777                   854
Average annual return on investments:
  Before income taxes ...........................      2.36%                  3.86%                 2.64%
  After income taxes ............................      1.86%                  3.57%                 2.27%
Net realized investment gains after
  income tax ....................................  $  1,430               $  2,382              $  7,279
Net increase (decrease) in
  unrealized gains on all equity
investments after income taxes ..................      (617)                 1,333                (4,742)

------------

(1) Fixed maturity securities at cost.

(2) Equities at market.

COMPETITION

   The physician professional liability insurance market in California is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies, Norcal Mutual Insurance Company, The Doctors' Company and Medical Insurance Exchange of California, with several commercial insurers, including CNA Insurance Companies, and also with a physicians' mutual protection trust. The physician-owned insurance companies were organized at approximately the same time as the Company and all of these companies have expanded their operations in California. Each of these companies is actively engaged in soliciting insureds in Southern California, the Company's primary area of operations, and each has offered assessments or premiums at very competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include policyholder dividend policy, financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, commercial insurance companies such as Farmers Group, Inc. and MMI Companies, Inc. now actively compete for larger medical groups in the California market, and companies endorsed by specialty medical societies are also entering the market.

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

   Holding Company Regulation. SCPIE Holdings is subject to the California Insurance Holding Company System Regulatory Act (the "Holding Company Act").

   Pursuant to the Holding Company Act, the California Department of Insurance may examine the affairs of each company at any time. The Holding Company Act requires disclosure of any material transactions by or among an insurance company and its affiliates. Certain transactions and dividends defined to be of an "extraordinary" type may not be effected if the California Department of Insurance disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments, in the net aggregate, involving more than the lesser of 3% of the Company's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the California Department of Insurance of any dividend after declaration, but prior to payment.

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

   Regulation of Dividends from Insurance Subsidiaries. The Holding Company Act also limits the ability of SCPIE Indemnity to pay dividends to the Company. Without prior notice to and approval of the Insurance Commissioner, SCPIE Indemnity may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of such subsidiary's statutory net income of the preceding calendar year or 10% of statutory surplus as of the preceding December
31. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. In addition, an insurance company is required to give the California Department of Insurance notice of any dividend after declaration, but prior to payment.

   The other Insurance Subsidiaries are subject to similar provisions and restrictions under the insurance holding company laws of other states.

   Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") has developed a methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. At December 31, 1998, each of the Insurance Subsidiaries' RBC exceeded the threshold requiring the least regulatory attention.

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

   The constitutionality of the various provisions of MICRA was judicially challenged soon after its enactment, and California trial courts and intermediate appellate courts reached conflicting decisions. The California Supreme Court, in a series of decisions rendered during 1984 and 1985, upheld the constitutionality of MICRA. Bills have been introduced in the California Legislature from time to time to modify or limit certain of the tort reform benefits provided to physicians and other healthcare providers by MICRA. In 1987, the principal proponents and opponents of MICRA signed an agreement under which the parties agreed to a five-year moratorium on amendments to MICRA, except for an increase in the limits on plaintiffs' attorneys' fees, which was enacted at the time of this agreement. This moratorium expired by its terms on December 31, 1992. Neither the proponents nor opponents have been able to enact significant changes since that time. The Company expects that concentrated efforts will be undertaken by opponents of MICRA in 1999 to weaken its provisions. The Company cannot predict what changes, if any, to MICRA may be enacted during the next few years or what effect such changes might have on the Company's medical malpractice insurance operations.

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

EMPLOYEES

   As of December 31, 1998, the Company employed 233 persons. None of the employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

 EXECUTIVE OFFICERS

   The Executive Officers of the Company and their ages as of March 17, 1999 are as follows:

     NAME             AGE      POSITION
     ----             ---      --------
Donald J. Zuk         62      President, Chief Executive Officer
                              and Director
Patrick S. Grant      56      Senior Vice President, Marketing
Joseph P. Henkes      49      Secretary and Senior Vice President,
                              Operations and Actuarial Services
Patrick T. Lo         46      Senior Vice President and Chief
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

   Patrick T. Lo was named Senior Vice President in 1999 and has been Chief Financial Officer of the Company since 1993. From 1990 to 1993 he served as Vice President and Controller of the Company. Prior to that time, he spent nine years as Assistant Controller, Assistant Vice President and Vice President at The Doctors' Company, a California medical malpractice insurance company.

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

   The Company's strategy includes expanding and diversifying its insurance products and geographic operations. There can be no assurance that the Company will be successful in implementing this strategy. See "-- Entry into New Markets".

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

COMPETITION

   The Company competes with numerous insurance companies in the California market. The Company's principal competitors for physicians and medical groups consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians' mutual protection trust, which levies assessments primarily on a "claims paid" basis. In addition, commercial insurance companies such as Farmers Group, Inc., Executive Risk Inc. and MMI Companies, Inc. compete for the medical malpractice insurance business of larger medical groups, hospitals and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 1997, the Company instituted overall rate increases in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to its rate increases, but has realized a modest increase in its premium volume and improved its underwriting results. See "Business - Rates."

    In addition to pricing, competitive factors may include dividend policy, financial stability, breadth and flexibility of coverage and the quality and level of services provided. The Company partially offset the effect of its rate increases through the payment of dividends to the members of the Exchange in the form of premium credits based on the actual results of prior policy years. The Company ceased paying such premium credit dividends to its policyholders in 1998. The Company instituted no rate increases for 1998, which may have offset the elimination of dividends to policyholders and somewhat improved its competitive position. During 1999, the Company will institute an average rate increase of 3.7% for California physician insureds. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends.

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

   The Company believes it has been conservative in establishing loss and LAE reserves. In recent years, the Company has revised estimates of loss severity and determined that certain of its reserves were redundant. Redundant reserves, which have been released in every year since 1985, contributed significantly to reported earnings in 1998, 1997 and 1996. The Company reduced reserves for prior years by $ 93.8 million, $53.2 million and $59.7 million in the years ending December 31, 1998, 1997 and 1996, respectively. The redundancies recognized in 1998 were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business assumed from Fremont in January 1998. The strengthening of the Fremont reserves was made in order to bring those reserves in line with the Company's more conservative reserving policy. See Note 3 of Notes to Consolidated Financial Statements. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. The Company believes that some reduction in the amount of redundancies recently experienced is reasonably likely. If reserves ultimately prove redundant, then the redundant amount will become income in the period such amount is released from reserves and will be included in stockholders' equity. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period that such reserves are increased, which could have a material adverse effect on the Company's results of operations and financial condition. See "Business - Loss and LAE Reserves."

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

ENTRY INTO NEW MARKETS

   The Company's strategy is to expand and diversify its products and operations to meet the insurance needs of large healthcare organizations, while maintaining its traditional personalized service for physicians and medical groups, both large and small. The Company has introduced policies providing hospital professional liability, managed care organization errors and omissions and directors and officers' liability insurance for healthcare organizations. The Company has also participated in recent years as a reinsurer in the excess medical professional liability market. There is no assurance, however, that this diversification will be successful.

   AHI has formed a relationship with Poe & Brown, one of the nation's top independent insurance agency organizations, to provide professional liability insurance to physicians commencing January 1, 1998. This coverage will be offered to solo physicians and medical groups in eight states, the largest being Connecticut, Florida, Georgia and Louisiana. This replaces an existing program Poe & Brown had established with another insurance company. There is no assurance, however, that the Company will successfully retain or expand this business through Poe & Brown or that it will ultimately be profitable.

   In addition, AHI acquired the medical malpractice insurance business of Fremont effective January 1, 1998 through a 100% quota-share retroactive reinsurance agreement. Simultaneously, a 100% quota-share prospective fronting reinsurance agreement went into effect, making SCPIE Indemnity the reinsurer for the Fremont policies until AHI obtains the proper approvals to write this business directly. The Fremont policies are written through brokers in 10 states, with the vast majority in California and Arizona. During the fourth quarter of 1998, AHI received regulatory approval to write this business directly. Upon the policy's renewal date, each policy will be transferred from a Fremont policy to an AHI policy. There is no assurance, however, that the Company will successfully retain or expand this business or that it will ultimately be profitable.

PHYSICIAN AND MEDICAL ASSOCIATION RELATIONSHIPS

   The Exchange was organized in 1976 by physicians, received the exclusive endorsement and active support of a number of local county medical associations in building its physician and medical group policyholder base and, as a reciprocal insurance company, has been wholly owned and governed by its members. The Exchange has relied in part on its relationship with eight county physician and medical associations in marketing its policies in competition with commercial insurance companies and other physician-owned companies. The Company will endeavor to maintain its medical association endorsements and to continue its close relationship with physicians and medical groups through personalized service. Two other county associations recently switched their endorsements to another insurance company. There can be no assurance that the Company will be able to maintain its remaining relationships.

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

HOLDING COMPANY STRUCTURE; LIMITATION ON DIVIDENDS

   SCPIE Holdings is an insurance holding company whose assets consist of all of the outstanding capital stock of the Insurance Subsidiaries. As an insurance holding company, SCPIE Holdings' ability to meet its obligations and to pay dividends, if any, may depend upon the receipt of sufficient funds from its subsidiaries. The payment of dividends to SCPIE Holdings by the Insurance Subsidiaries is subject to general limitations imposed by applicable insurance laws. See "Business -- Regulation -- Regulation of Dividends from Insurance Subsidiaries."

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

        In May 1997, the Board of Directors of the Company adopted a stockholder rights plan (the "Rights Plan") to deter any attempted takeover of the Company on terms not approved by the Board of Directors. Pursuant to the Rights Agreement, dated May 13, 1997, with ChaseMellon Shareholder Services, LLC (the "Rights Agreement"), the Company declared a dividend of one preferred share purchase right (a "Right") for each share of Company common stock, $.0001 par value (the "Common Shares"), of the Company outstanding at the close of business on June 3, 1997 (the "Record Date"). One Right attaches to each share of common stock, and, when exercisable, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share (the "Preferred Shares"), at a price of $80.00 per one one-hundredth of a Preferred Share, subject to adjustment (the "Purchase Price"). Because of the nature of the Preferred Share's dividend, liquidation and voting rights, the value of one one-hundredth of a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

        The Rights Plan operates by diluting the ownership of any person who acquires a number of Common Shares above the 20% threshold defined in the Rights Agreement (an "Acquiring Person") or any person or group who commences or announces an intention to commence a tender or exchange offer that would result in beneficial ownership of 20% or more of the Common Shares. In the event that a person becomes an Acquiring Person or if the Company were the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the Common Shares were not changed or exchanged, each holder of a Right, other than Rights that are or were acquired or beneficially owned by the 20% stockholder (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the then current Purchase Price of the Right. In the event that, after a person has become an Acquiring Person, the Company were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current Purchase Price of the Right.

        The Rights will expire on May 12, 2007, subject to the Company's right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights may be redeemed in whole, but not in part, at a price of $.01 per Right by the Board of Directors at any time prior to the time a person becomes an Acquiring Person. The Rights may also be exchanged at any time after a person becomes an Acquiring Person and prior to the acquisition of 50% or more of the then-outstanding Common Shares (except for the Rights of the Acquiring Person) for that number of Common Shares having an aggregate value equal to the Spread (the excess of the value of the Common Shares issuable upon exercise of a Right after a Person becomes an Acquiring Person over the Purchase Price) per Right (subject to adjustment).

 Any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company prior to the Distribution Date as defined in the Rights Agreement. After the Distribution Date, the Company and the Rights Agent may amend or supplement the Rights Agreement without the approval of any holders of Right Certificates under certain circumstances provided that the interests of the holders of Right Certificates (other than an Acquiring Person or an affiliate or associate of an Acquiring Person) are not adversely affected thereby.

        As the result of a recent Delaware court case, the Board of Directors recently approved an amendment to the Rights Agreement which eliminated certain "Continuing Director" provisions from the Rights Agreement to bring the Rights Agreement squarely within the type of plan previously held to be valid by the Delaware Supreme Court. The Company does not believe this amendment dilutes the effectiveness of the Company's Rights Plan or reduces the ability of the Company's directors, in response to any likely set of circumstances, to redeem the Rights if required to properly exercise their fiduciary duties.

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

YEAR 2000

        The Company relies heavily on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. The Company also has business relationships with health care providers, financial institutions, financial intermediaries, public utilities and other critical vendors as well as regulators and customers who are themselves reliant on IT and embedded systems to conduct their businesses. Worldwide concerns have arisen over the ability of IT and embedded systems to function properly on and after January 1, 2000 ("Year 2000") generally because many computer programs are written using two digits rather than four digits to define the applicable year, and thus may not properly recognize "00" as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business operations. As set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000," the Company believes it has taken adequate steps to prepare its IT, embedded systems, and external relationships for the Year 2000. There can be no assurance, however, that the Company or its external relationships have adequately prepared their computer systems for the Year 2000.

ITEM 2. PROPERTIES

   The Company is the owner of two office buildings, both located in Beverly Hills, California, which were occupied by the Company's headquarters until March 1999. One building contains approximately 25,000 square feet of office space and the other office building contains approximately 24,000 square feet. Both office buildings are currently unencumbered. The Company intends to lease all of the space in both buildings to third parties.

   In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March 1999. The Company expended $4.7 million for leasehold improvements and equipment in the fourth quarter of 1998, and estimates that a total of $6.9 million will be incurred.

   The Company also leases office space for claims offices in San Diego, California; Fresno, California and Tampa, Florida, a sales office in Sacramento, California and Phoenix, Arizona and marketing offices in Addison, Texas and Boca Raton, Florida.


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

   No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                           PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

   The Company did not have an established public trading market for its Common Stock during fiscal year 1996. The Company's Common Stock became publicly tradable on the NYSE on January 30, 1997 under the symbol "SKP." The following table shows the price ranges per share in each quarter since that date:

                                                   HIGH        LOW
1997
First quarter (since January 30)                   24.63     19.50
Second quarter                                     27.81     19.25
Third quarter                                      31.56     24.50
Fourth quarter                                     32.00     26.94

1998
First quarter                                      31.63     27.31
Second quarter                                     38.38     30.25
Third quarter                                      35.38     28.50
Fourth quarter                                     32.25     27.94

1999
First quarter (January 1 - March 15)               30.13     28.13
                                                   -----     -----

   On March 15, 1999, the closing price of the Company's common stock was $29.56.

STOCKHOLDERS OF RECORD

   The approximate number of stockholders of record of the Company's Common Stock as of March 15, 1999 was 7,326.

DIVIDENDS

   The SCPIE Holdings' Board of Directors (the "Board") declared cash dividends per share on its common stock of $0.20 per share in 1997 and $0.24 per share in 1998. On February 24, 1999, the Board declared an $0.08 quarterly dividend payable on March 31, 1999, to stockholders of record on March 15, 1999. The Company expects to continue the payment of quarterly dividends to its stockholders. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

   As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any twelve-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or net income for the calendar year preceding the date the dividend is paid. Under these restrictions, the principal insurance subsidiary of the Company is entitled to pay dividends to SCPIE Holdings during 1999 up to approximately $41.1 million. See Note 6 of the Notes to Consolidated Financial Statements and "Business - Regulation -- Regulation of Dividends from Insurance Subsidiaries."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The following table sets forth selected consolidated financial and operating data for the Company.

                      SELECTED FINANCIAL AND OPERATING DATA
                      (In thousands, except per share data)

AS OF OR FOR THE YEAR ENDED DECEMBER 31,                 1998                 1997           1996         1995            1994
-------------------------------------------            --------             --------       --------     --------        --------
INCOME STATEMENT DATA(1):
Direct premiums written                                $125,213             $123,910       $125,635     $122,277        $120,024
                                                       ========             ========       ========     ========        ========
Premiums earned                                        $157,976             $133,866       $120,484     $116,354        $111,659
Net investment income                                    40,367               42,716         40,769       40,424          39,663
Realized investment gains
  and other revenue                                      11,618                7,153         12,113        8,231             755
                                                       --------             --------       --------     --------        --------
    Total revenues                                      209,961              183,735        173,366      165,009         152,077
                                                       --------             --------       --------     --------        --------
Losses and loss adjustment
  expenses                                              132,208              123,377        108,797      118,023         108,720
Other operating expenses                                 28,211               17,987         14,276       12,561          11,844
                                                       --------             --------       --------     --------        --------
    Total expenses                                      160,419              141,364        123,073      130,584         120,564
                                                       --------             --------       --------     --------        --------
Income before policyholder
  dividends and
  federal income taxes                                   49,542               42,371         50,293       34,425          31,513
Policyholder dividends (2)                                   --                   --          8,436           --              --
Federal income taxes                                     12,566               10,195         11,665       10,056           9,212
                                                       --------             --------       --------     --------        --------
  Net income                                           $ 36,976             $ 32,176       $ 30,192     $ 24,369        $ 22,301
                                                       ========             ========       ========     ========        ========

BALANCE SHEET DATA(1):
Total investments                                      $793,616             $785,664       $717,910     $695,021        $636,909
Total assets                                            921,469              888,449        805,155      781,358         751,605
Total liabilities                                       534,951              527,334        516,588      507,539         542,069
Total stockholders' equity                              386,518              361,115        288,567      273,819         209,536

ADDITIONAL DATA(1):
Basic earnings per share of common stock(3)            $   3.06             $   2.66       $   3.02     $   2.44        $   2.23
Diluted earnings per share of common
  stock(3)                                                 3.06                   --             --           --              --
Dividends per share of common stock
                                                           0.24                 0.20             --           --              --
Book value per share(3)                                   32.54                29.41          28.86        27.38           20.95
GAAP ratios:
  Loss ratio                                               83.7%                92.2%          90.3%       101.4%           97.4%
  Expense ratio                                            17.9                 13.4           11.8         10.8            10.6
  Combined ratio                                          101.6                105.6          102.1        112.2           108.0
Statutory capital and surplus                          $343,330             $321,289       $251,958     $235,352        $187,299


(1) Financial data as of and for the years ended December 31, 1995 and 1994 are derived from the combined financial statements of the Exchange and an affiliated non-profit corporation that was liquidated into the Exchange on July 12, 1996. Financial data as of and for the year ended December 31, 1996 are derived from the consolidated financial statements of the Exchange and its wholly-owned subsidiaries. Financial data as of and for the years ended December 31, 1998 and 1997 are derived from the consolidated financial statements of SCPIE Holdings Inc. and its wholly-owned subsidiaries.

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

(3) Basic earnings per share of common stock at December 31, 1998 and 1997 is computed using the weighted average number of common shares outstanding during the year of 12,074,272 and 12,108,330, respectively. All other periods give effect to the Reorganization completed on January 29, 1997, including the allocation of 9,994,652 shares of common stock to members of the Exchange in connection therewith. Diluted earnings per share of common stock at December 31, 1998 is computed using the weighted average number of common shares outstanding during the year of 12,089,013. The adoption of Statement of Financial Accounting Standards No. 128 (Statement 128), "Earnings per Share" had no impact on the calculation of earnings per share amounts. For further discussion of earnings per share and Statement 128 see the notes to consolidated financial statements beginning on page 54.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements for 1998 and 1997 include the accounts and operations of SCPIE Holdings Inc. and its wholly-owned subsidiaries. The financial statements for 1996 include the operations of the Southern California Physicians Insurance Exchange (the "Exchange") and its wholly-owned subsidiaries and certain affiliates.

   For purposes of this Form 10-K, the terms "SCPIE" and the "Company" refer, at all times prior to January 29, 1997, to the Exchange and its subsidiaries, collectively, and at all times on or after such date, to SCPIE Holdings Inc. and its subsidiaries, collectively; and the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries.

GENERAL

   On January 29, 1997, SCPIE consummated its reorganization from a reciprocal insurance company to a stock insurance company by merging with and into SCPIE Indemnity Company (the "Reorganization"). In connection with the Reorganization, 9,994,652 shares of the Company's common stock were issued to members of the Exchange in exchange for their membership interests in SCPIE, and 500,000 shares of common stock were issued to SCPIE Indemnity Company ("SCPIE Indemnity").

   On January 30, 1997, the Company made an initial public offering of 2,300,000 shares of its common stock. The net proceeds of approximately $36.4 million of the common stock offering were used to capitalize the Company's insurance company subsidiaries, to facilitate geographic expansion, and for general corporate purposes.

   Certain statements in the following discussion that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company, its business, prospects and results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors are discussed below, and in "Year 2000" disclosure, and in periodic filings with the Securities and Exchange Commission ("SEC").

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

   American Healthcare Indemnity Company ("AHI"), a subsidiary of SCPIE Holdings, has formed a relationship with Poe & Brown, Inc. ("Poe & Brown") one of the nation's top independent insurance agency organizations, to provide professional liability insurance to physicians commencing January 1, 1998. This coverage is currently offered to solo physicians and medical groups in five states, the largest such states being Connecticut, Florida, Georgia and Louisiana. In 1999, the Company expects to offer this coverage in three additional states. This replaces an existing program Poe & Brown had established with another insurance company. There is no assurance, however, that the Company will successfully retain or expand this business through Poe & Brown or that it will ultimately be profitable.

   In addition, AHI acquired the medical malpractice insurance business of Fremont Indemnity Company ("Fremont") effective January 1, 1998 through a 100% quota-share retroactive reinsurance agreement. Simultaneously, a 100% quota-share prospective fronting reinsurance agreement went into effect, making SCPIE Indemnity the reinsurer for the Fremont policies until AHI obtains the proper approvals to write this business directly. The Fremont policies are written through brokers in 10 states, with the vast majority in California and Arizona. During the fourth quarter of 1998, AHI received regulatory approval to write this business directly. Upon the policy's renewal date, each policy will be transferred from a Fremont policy to an AHI policy. There is no assurance, however, that the Company will successfully retain or expand this business or that it will ultimately be profitable.


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

   In the late 1980s, many medical malpractice insurance companies began to experience significantly improved claims cost trends and attempted to attract medical groups and physicians insured by other companies by reducing premium rates. Beginning in 1990, the Company implemented annual rate decreases aggregating more than 25% during the next three years, which resulted in a reduction in premium volume to approximately $107.1 million in 1992, and a deterioration of underwriting results. Between 1993 and 1998, however, the Company instituted annual overall rate increases ranging from 4.4% to 9.2% on its physician professional liability policies in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to these rate increases, but realized a modest increase in its premium volume and has improved its underwriting results.

   The Company partially offset the effect of these rate increases through the payment of dividends to the members of the Exchange in the form of premium credits based on the actual results of prior policy years. The Company ceased paying such premium credit dividends to its policyholders in 1998. The Company instituted no rate increases for 1998, which may have offset the elimination of dividends to policyholders and somewhat improved its competitive position. During 1999, the Company will institute an average rate increase of 3.7% for California physician insureds. Therefore, the Company may find it more difficult to compete with other insurance companies offering such dividends.

LOSS AND LAE RESERVES

   Medical malpractice and other property and casualty loss and loss adjustment expense (LAE) reserves are established based on known facts and interpretation of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The Company follows a practice of conservatively estimating its future liabilities relating to losses already incurred and has attempted to establish its loss and LAE reserves at the upper end of a reasonable range of reserve estimates. The Company believes that it has been particularly difficult to make such estimates for medical malpractice claims in California because of the uncertain benefits of tort reform measures and changes in the judicial process.

   The Company believes that a combination of these and other factors have contributed to the recent redundancies in reserves established by SCPIE for prior years. The original reserves were established without full knowledge of the effect of these factors. Redundant reserves, which have been released in every year since 1985, have contributed significantly to reported earnings in recent years. The Company reduced reserves for prior years by $93.8 million, $53.2 million, and $59.7 million in the years ended December 31, 1998, 1997 and 1996, respectively. The redundancies recognized in 1998 were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business assumed from Fremont in January 1998. The strengthening of the Fremont reserves was made in order to bring those reserves in line with the Company's more conservative reserving policy. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. The Company believes that some reduction in the amount of the redundancies recently experienced is reasonably likely. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur.

OPERATING EXPENSES

    With its continued expansion into other states and markets, the Company has experienced an increase in its operating expense levels to achieve and service this expansion. Commissions for policies that are sold through agents and brokers typically range from 7.0% to 17.5% of premiums, whereas the Company does not incur commissions on products sold directly. Hospital and other healthcare provider policies are typically sold through brokers, as are physician and medical group policies sold through Poe & Brown and in the program acquired from Fremont. To the extent that these policies represent an increased percentage of the Company's business in the future, expense ratios will increase.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

PREMIUMS EARNED Premiums earned increased approximately $24.1 million, or 18%, to $158.0 million in 1998 from $133.9 million in 1997. The increase was principally due to a $30.0 million increase in physician and medical group medical malpractice insurance premiums to approximately $143.2 million in 1998 from $113.2 million in 1997. This increase was a result of the Company's acquisition of the medical malpractice book of business of Fremont on January 1, 1998 and premiums attributable to an agency relationship with Poe & Brown which commenced on January 1, 1998. Hospital medical malpractice premiums were approximately $8.8 million in 1998 compared to $14.6 million in 1997. This decrease in 1998 hospital premiums is due principally to the loss of one large integrated hospital account in Florida in late 1997. Assumed reinsurance premiums, other than those received in the Fremont and Poe and Brown arrangements, increased slightly in 1998.

NET INVESTMENT INCOME Net investment income decreased approximately $2.3 million, or 5.5%, to $40.4 million in 1998 from $42.7 million in 1997. Invested assets increased $7.9 million to $793.6 million in 1998 from $785.7 million at December 31, 1997. The average pretax yield on the investment portfolio decreased to 5.2% in 1998 compared to 5.6% in 1997 due to a general decline in interest rates and a greater proportion of lower-yielding, tax-exempt securities in the portfolio.

REALIZED INVESTMENT GAINS AND OTHER REVENUE Realized investment gains were approximately $11.1 million in 1998 compared to $6.6 million in 1997. In December 1998 sales were made in the fixed-maturity portion of the investment portfolio to reposition the portfolio by increasing the percentage of corporate securities.

LOSSES AND LAE Losses and LAE increased $8.8 million, or 7.2%, to $132.2 million in 1998 from $123.4 million in 1997. As a percentage of premiums earned, losses and LAE decreased to 83.7% in 1998 from 92.2% for the same period in 1997. For 1998, the Company reduced loss and LAE reserves incurred in prior policy years approximately $93.8 million as compared to a reserve reduction of $53.2 million for 1997 for claims incurred in prior policy years. The redundancies recognized in 1998 were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business assumed from Fremont in January 1998. The strengthening of those reserves was made in order to bring those reserves in line with the Company's more conservative reserving policy.

OTHER OPERATING EXPENSES Other operating expenses increased $10.2 million, or 56.8%, to $28.2 million in 1998 from $18.0 million in 1997. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which increased to 17.9% in 1998 from 13.4% in 1997. This increase is due primarily to certain one-time charges and the amortization of non-recurring costs related to the acquisition of the Fremont business. Additionally, other operating expenses include higher commission expenses associated with the greater percentage of business written through brokers in 1998 and general personnel increases necessary to produce and service the higher 1998 premium volume.

FEDERAL INCOME TAXES Federal income taxes increased $2.4 million, or 23.3%, to $12.6 million in 1998 from $10.2 million in 1997. The effective tax rate increased to 25.4% in 1998 from 24.1% in 1997, due primarily to higher realized gains in 1998.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

PREMIUMS EARNED Premiums earned increased approximately $13.4 million, or 11.1%, to $133.9 million in 1997 from $120.5 million in 1996. The increase was principally due to a $5.7 million increase in hospital medical malpractice premiums and an increase of $9.1 million increase in assumed reinsurance premiums. Medical malpractice premiums from physicians and medical groups were approximately $111.4 million in 1997 compared to $112.7 million in 1996. An average 5.0% increase in premium rates in effect during 1997 was offset by a 4.1% decrease in the average number of policies in force during 1997 as compared to 1996. Hospital medical malpractice premiums were approximately $8.0 million in 1997 compared to $2.3 million in 1996. Assumed reinsurance premiums were approximately $13.6 million in 1997, which includes $6.5 million of assumed hospital premiums compared to $4.5 million in 1996.

NET INVESTMENT INCOME Net investment income increased approximately $1.9 million, or 4.8%, to $42.7 million in 1997 from $40.8 million in 1996. Invested assets increased $67.8 million to $785.7 million in 1997 from $717.9 million at December 31, 1996. The average pretax yield on the investment portfolio decreased to 5.6% in 1997 compared to 6.1% in 1996, primarily due to lower yielding tax-exempt bonds.

REALIZED INVESTMENT GAINS AND OTHER REVENUE Realized investment gains were approximately $6.6 million in 1997 compared to $11.7 million in 1996. Approximately $11.2 million of the gains from 1996 resulted from the sale of equity securities in connection with the Company's decision in the first quarter of 1996 to increase the focus of its investment portfolio on fixed-maturity securities. In 1997, sales were made in the fixed-maturity portion of the investment portfolio to reposition the portfolio by increasing the percentage of tax-exempt securities.

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

OTHER OPERATING EXPENSES Other operating expenses increased $3.7 million, or 26.0%, to $18.0 million in 1997 from $14.3 million in 1996. This increase was principally attributable to increases in policy acquisition expenses, payroll/benefit expenses, and legal and consultation fees of $1.1 million, $0.7 million and $1.2 million, respectively. The expense ratio was 13.4% in 1997 and 11.8% in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes. The Company has also paid significant dividends, in the form of premium credits, to its members in the years 1980 through

1997. The Company paid $9.0 million and $9.9 million of such dividends during the years ended December 31, 1997 and 1996, respectively. The Company paid no policyholder dividends in 1998, and has ceased paying such dividends to its policyholders.

   The Company has consistently experienced positive cash flow from operations. Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from year to year. Cash provided by operating activities for the Company was $9.2 million in 1998 compared to $13.5 million in 1997. The cash provided by operating activities in 1997 was before the payment of policyholder dividends.

   The Company invests its positive cash flow from operations in both fixed-maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $37.0 million at December 31, 1998. The Company plans to continue this focus on fixed-maturity securities for the indefinite future.

   The Company maintains a portion of its investment portfolio in high-quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $34.4 million, or 4.3% of invested assets, at December 31, 1998. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

   The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March 1999. The Company intends to lease its former headquarters to third parties. The Company expended $4.7 million for leasehold improvements and equipment in the fourth quarter of 1998, and estimates a total of $6.9 million will be incurred.

   SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 1999 without prior regulatory approval is approximately $41.1 million. Dividends of $25 million were paid to SCPIE Holdings during 1998.

   Common stock dividends paid to stockholders were $0.24 per share in 1998. These dividends were funded through dividends from the Company's insurance subsidiaries. The Company expects to pay dividends in the future. However, payment of dividends is subject to Board approval, earnings and the financial condition of the Company.

   The Company has received a commitment from a large lender for a bank facility in the amount of $75.0 million. The commitment is subject to certain terms and conditions as well as negotiation and completion of all documentation. The Company expects to use this facility for general corporate purposes.

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

   During May 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock in the open market. The repurchases may be made from time to time and continue until May 1999. Since 1997, 413,300 shares were repurchased. Subsequent to December 31, 1998, an additional 77,900 shares were repurchased. The Board of Directors may further extend the program's expiration date.

YEAR 2000

   The Company relies heavily on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. The Company also has business relationships with health care providers, financial institutions, financial intermediaries, public utilities and other critical vendors as well as regulators and customers who are themselves reliant on IT and embedded systems to conduct their businesses.

      Worldwide concerns have arisen over the ability of IT and embedded systems to function properly on and after January 1, 2000 ("Year 2000"). The Year 2000 concern is the result of many computer programs being written using two digits rather than four digits to define the applicable year. Systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or as no date. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business operations.

State of Readiness

   In 1995, the Company organized a multi-disciplinary Year 2000 Project Team. The Year 2000 Project Team has developed and is currently executing a comprehensive plan designed to make the Company's mission critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed the Company's overall process, plan and progress to date. The Company's plan for IT systems consists of four phases: (1) inventory - identifying all IT systems and risk rating each according to its potential business impact; (2) assessment identifying IT systems that use date functions and assessing them for Year 2000 functionality; (3) remediation - reprogramming, or replacing where necessary, inventoried items to ensure they are Year 2000 ready; and (4) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

   The Company completed the remediation of substantially all of its mission critical IT systems by year-end 1998.

   The Company believes that its Year 2000 project is on schedule.

External Relationships

   The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, IT vendors, financial market data providers, major physician groups and major hospitals, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Year 2000 Costs

   Year 2000 costs incurred were $1,018,000 and $734,000 in 1998 and 1997, respectively and are currently estimated to be $101,000 in 1999 for a total of $1,853,000. A large majority of these costs are expected to be incremental expenses that will not recur in the Year 2000 or thereafter. The Company expenses these costs as incurred and funds these costs through operating cash flows.

Risks and Contingency/Recovery Planning

    If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process claims, update policyholders' accounts, process financial transactions, bill policyholders, assess exposure to risks, determine liquidity requirements or report accurate data to management, stockholders, policyholders, regulators and others as well as business interruptions or shutdowns, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or with its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company expects contingency/recovery planning to be substantially complete by March 31, 1999.

Other Factors Affecting the Company's Businesses

Any critical unresolved Year 2000 issues at the Company or with its external relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000." Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues.


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

ITEM 7a: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to various market risk exposures, including interest rate risk and equity price risk.

       The Company invests its assets primarily in fixed-maturity securities, which at December 31, 1998 comprised 91% of total investments at market value. U.S. government and tax-exempt bonds represent 84% of the fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 5% of total investment at market value. The remaining 4% of the investment portfolio consists of highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

        The value of the fixed-maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

       The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

        The first two columns of the following table show the financial statement carrying values and related estimated fair values of certain of the Company's financial instruments as of December 31, 1998. The third column shows the effect on current estimated fair values assuming a 100-- basis point increase in market interest rates and a 10% decline in equity price (sensitivity analysis).


                                                                                          Estimated Fair Vale
                                                                    Estimated Fair Vale       At Adjusted
                      (In thousands)                                 at Current Market    Market Rates/Prices
                                                 Carrying Value         Rates/Prices       as Indicated Below
              --------------------------       -----------------      ---------------       -----------------
              Interest rate risk*
                Fixed-maturity securities
                    available-for-sale              $ 722,196            $ 722,196             $ 662,312

              Equity price risk**
                Common stocks                       $  37,015            $  37,015             $  33,314

         * Adjusted interest rates assume a 100-basis point increase in market rates at December 31, 1998

         ** Adjusted equity prices assume a 10 percent decline in values at December 31, 1998

    For all its financial assets and liabilities, the Company seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification.

    The estimated fair values at current market rates for financial instruments subject to interest rate risk in the table above are the same as those disclosed in Note 2 (Investments) to the consolidated financial statements. The estimated fair values at the adjusted market rates (assuming a 100-basis point increase in market interest rates) are calculated using discounted cash flow analysis and duration modeling where appropriate. The estimated values do not consider the effect that changing interest rates could have on prepayment activity.

    This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company's financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited as it does not consider any actions the Company could take in response to actual and/or anticipated changes in interest rates and equity prices.

ITEM 8. FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements and related notes, including supplementary data, are set forth in the "Index" on page 48 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 13, 1999 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Form 10-K report under the caption "Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the Proxy Statement under the heading "Stock Ownership of Directors and Executive Officers and Certain Beneficial Owners."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   (a)(1) and (a)(2) and (d)  FINANCIAL STATEMENTS AND SCHEDULE.
                              Reference is made to the "Index--Financial
                              Statements and Financial Statement Schedule-- Annual Report on Form 10-K" filed on page 48 of this Form 10-K report.

   (a)(3)      Exhibits:

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

                        3.1     Amended and Restated Certificate of
                                Incorporation.**

                        3.2     Amended and Restated Bylaws.**

                        3.3     First Amendment to the Bylaws

                        10.1    Amended and Restated Employment Agreement dated
                                January 4, 1999, between SCPIE Management
                                Company and Donald J. Zuk.

                        10.2    Letter of Credit Agreement dated February 11,
                                1998 between Union Bank of California, N.A. and
                                American Healthcare Indemnity Company in the amount of $7,674,561.**

                        10.3    Letter of Credit Agreement dated February 11,
                                1998 between Union Bank of California, N.A. and
                                American Healthcare Indemnity Company in the amount of $1,000,000.**

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

                        10.6 First Excess of Loss Treaty No. 01-95-0020 with various subscribing reinsurers.**

                        10.7 Second Excess of Loss Treaty No. 01-95-0021 with various subscribing reinsurers.**

                        10.8 Third Excess of Loss Treaty No. 01-95-0022 with various subscribing reinsurers.**

                        10.9 Fourth Excess of Loss Treaty No. 01-95-0599 with various subscribing reinsurers.**

                         NUMBER                         DOCUMENT
                         ------                         --------

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

                        10.20   Quota Share Reinsurance Agreement Treaty No.
                                01-96-0922.**

                        10.21 First Excess of Loss Treaty No. 01-97-0020 with various subscribing reinsurers.**

                        10.22 Second Excess of Loss Treaty No. 01-97-0021 with various subscribing reinsurers.**

                        10.23 Third Excess of Loss Treaty No. 01-97-0022 with various subscribing reinsurers.**

                        10.24 Fourth Excess of Loss Treaty No. 01-97-0599 with various subscribing reinsurers.**

                        10.25 Per Policy Excess of Loss Treaty No. 01-97-0365 with

                         NUMBER                         DOCUMENT
                         ------                         --------

                                various subscribing reinsurers.**

                        10.26   Addendum No. 2 to the
                                Reinstatement/Retroactive/Aggregate Extension
                                Excess of Loss Treaty No. 01-97-0879 with various subscribing reinsurers, reference is made to Exhibit 10.11.**

                        10.27   Quota Share Reinsurance Treaty No. 1-97-0922.**

                        10.28   Allocated Loss Adjustment Expense Excess of Loss
                                Treaty No. 01-97-1154 with various subscribing reinsurers.**

                        10.29   First Excess of Loss Reinsurance Treaty No.
                                01-97-1134 with various subscribing
                                reinsurers.

                        10.30   Second Excess of Loss Reinsurance Treaty No.
                                01-97-1135 with various subscribing
                                reinsurers.

                        10.31 First Excess of Loss Treaty No. 01-98-0020 with various subscribing reinsurers.

                        10.32 Second Excess of Loss Treaty No. 01-98-0021 with various subscribing reinsurers

                        10.33 Third Excess of Loss Treaty No. 01-98-0022 with various subscribing reinsurers.

                        10.34 Fourth Excess of Loss Treaty No. 01-98-0599 with various subscribing reinsurers.

                        10.35   Quota Share Reinsurance Treaty No. 1-98-0922.

                        10.36   Cover Note for Allocated Loss Adjustment Expense
                                Excess of Loss Treaty No. 01-99-1154 with various subscribing reinsurers.

                        10.37   Cover Note for First Excess of Loss Reinsurance
                                Treaty No. 01-98-1134 with various subscribing reinsurers.

                        10.38   Cover Note for Second Excess of Loss Reinsurance
                                Treaty No. 01-98-1135 with various subscribing reinsurers.

                        10.39   Cover Note for First Excess of Loss Reinsurance
                                Treaty No. 01-99-0020 with various subscribing reinsurers.

                        10.40   Cover Note for Second Excess of Loss Reinsurance
                                Treaty No. 01-99-0021 with various subscribing
                                10.44 reinsurers.

                        10.41   Cover Note for Third Excess of Loss Reinsurance
                                Treaty No. 01-99-0022 with various subscribing reinsurers.

                         NUMBER                         DOCUMENT
                         ------                         --------


                        10.42   Cover Note for Fourth Excess of Loss Reinsurance
                                Treaty No. 01-99-0599 with various subscribing reinsurers

                        10.43   Cover Note for Quota Share Reinsurance Treaty
                                No. 1-99-0922.

                        10.44 SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989.**

                        10.45   Supplemental Employee Retirement Plan for
                                Selected Employees of SCPIE Management Company dated January 1, 1995.**

                        10.46   Retirement Plan for Outside Governors and
                                Affiliated Directors, effective January 1, 1994 as amended.**

                        10.47   The SMC Cash Accumulation Plan, dated July 1,
                                1991, as amended.**

                        10.48   Inter-Company Pooling Agreement effective
                                January 1, 1997.**

                        10.49   SCPIE Holdings Inc. and Subsidiaries
                                Consolidated Federal Income Tax Liability
                                Allocation Agreement effective January 1, 1996.
                                **

                        10.50   The 1997 Equity Participation Plan of SCPIE
                                Holdings Inc.**

                        10.51   Form of Indemnification Agreement.**

                        10.52 Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings
                                Inc., a Delaware corporation dated July 31, 1998.

                        10.53   Quota Share Reinsurance Agreement between
                                Fremont Indemnity Company and SCPIE Indemnity
                                Company, effective January 1, 1998.

                        10.54   Assumption Reinsurance Agreement between Fremont
                                Indemnity Company and American Healthcare Indemnity
                                Company, effective January 1, 1998.

                        11.1    Statement re: computation of per share earnings.**

                        21.1    Subsidiaries of the registrant.**

                        27.1    Financial Data Schedule.

------------

(**) Previously filed as Exhibits to the Company's Registration Statement on Form S-1 (No. 33-4450), declared effective by the SEC on January 29, 1997 or as Exhibits to the Company's Annual Report on Form 10-K, dated March 31, 1998, and incorporated herein by this reference.

   (b) Reports on Form 8-K:

None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SCPIE HOLDINGS INC.


                                       By /s/ DONALD J. ZUK
                                         --------------------------------------
                                           Donald J. Zuk
                                           President and Chief Executive Officer


March 29, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                 DATE
---------                                   -----                 ----

/s/ DONALD J. ZUK                        President
----------------------------      Chief Executive Officer
      Donald J. Zuk                    and Director
                                    (Principal Executive
                                          Officer)                March 29, 1999

/s/ PATRICK T. LO                      Vice President
----------------------------      Chief Financial Officer
     Patrick T. Lo                  and Chief Accounting
                                           Officer
                                   (Principal Financial
                                        Officer and
                                   Principal Accounting
                                           Officer)               March 29, 1999

/s/ MITCHELL S. KARLAN, M.D.
----------------------------        Chairman of the Board
Mitchell S. Karlan, M.D.                 and Director             March 29, 1999

/s/ JACK E. MCCLEARY, M.D.
----------------------------        Director and Treasurer        March 29, 1999
Jack E. McCleary, M.D.


/s/ ALLAN K. BRINEY, M.D.                  Director               March 29, 1999
----------------------------
Allan K. Briney, M.D.


/s/ WILLIS T. KING, JR.                    Director               March 29, 1999
----------------------------
Willis T. King, Jr.


/s/ CHARLES B. MCELWEE, M.D.               Director               March 29, 1999
----------------------------
Charles B. McElwee, M.D.


/s/ WENDELL L. MOSELEY, M.D.               Director               March 29, 1999
----------------------------
Wendell L. Moseley, M.D.


/s/ DONALD P. NEWELL                       Director               March 29, 1999
----------------------------
Donald P. Newell


/s/ HARRIET M. OPFELL, M.D.                Director               March 29, 1999
----------------------------
Harriet M. Opfell, M.D.


/s/ WILLIAM A. RENERT, M.D.                Director               March 29, 1999
----------------------------
William A. Renert, M.D.


/s/ HENRY L. STOUTZ, M.D.                  Director               March 29, 1999
----------------------------
Henry L. Stoutz, M.D.


/s/ REINHOLD A. ULRICH, M.D.               Director               March 29, 1999
----------------------------
Reinhold A. Ulrich, M.D.

                               SCPIE HOLDINGS INC.
              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                           ANNUAL REPORT ON FORM 10-K

                                 ---------------

                                      INDEX
                                                                           PAGES
                                                                           -----
Report of Independent Auditors ..........................................   49

Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and 1997 ...........  50

  Consolidated Statements of Income for the years ended
    December 31, 1998, 1997 and 1996 .....................................  51

  Consolidated Statements of Changes in Stockholders' Equity for the
    years ended December 31, 1998, 1997 and 1996..........................  52

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996......................................  53

  Notes to Consolidated Financial Statements..............................  54

Schedule II - Condensed Financial Information of Registrant ..............  70

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors




Board of Directors and Shareholders
SCPIE Holdings Inc.


We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

Los Angeles, California
February 22, 1999

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

DECEMBER 31,                                                          1998                1997
------------                                                        --------              ------

ASSETS

Securities available for sale (Note 2):
  Fixed-maturity investments, at fair value
    (amortized cost: 1998 - $698,971; 1997 -
    $ 692,811)                                                     $ 722,196             $ 708,860

  Equity investments, at fair value
    (cost: 1998 - $31,493; 1997 - $17,052)                            37,015                23,523
                                                                   ---------             ---------
Total securities available for sale                                  759,211               732,383
Short-term investments                                                34,405                53,281
                                                                   ---------             ---------
Total investments                                                    793,616               785,664
Cash                                                                  12,305                13,252
Accrued investment income                                             11,440                12,202
Reinsurance recoverable (Note 4)                                      24,899                21,531
Deferred federal income taxes (Note 5)                                12,163                16,158
Costs in excess of net assets acquired                                 7,811                 4,641
Property and equipment, net                                           19,706                19,534
Other assets                                                          39,529                15,467
                                                                   ---------             ---------
Total assets                                                       $ 921,469             $ 888,449
                                                                   =========             =========

LIABILITIES

Reserves:
  Losses and loss adjustment expenses (Note 3)                      $477,631             $ 454,971
  Unearned premiums                                                   24,591                22,072
                                                                   ---------             ---------
Total reserves                                                       502,222               477,043
Other liabilities                                                     32,729                50,291
                                                                   ---------             ---------
Total liabilities                                                    534,951               527,334

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock - par value $1.00; 5,000,000
  shares authorized; no shares issued or outstanding                      --                    --
Common stock - par value $0.0001; 30,000,000
  shares authorized; 12,792,091 shares issued,
  1998 - 11,878,791 shares outstanding
  1997 - 12,276,691 shares outstanding                                     1                     1
Additional paid-in capital                                            36,386                36,386

Retained earnings                                                    344,587               310,506
Treasury stock, at cost
  (1998 - 413,300 shares; 1997 - 15,400 shares)                      (13,141)                 (416)

Accumulated other comprehensive income                                18,685                14,638
                                                                   ---------             ---------
Total stockholders' equity                                           386,518               361,115
                                                                   ---------             ---------
Total liabilities and stockholders' equity                         $ 921,469             $ 888,449
                                                                   =========             =========


                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE YEAR ENDED DECEMBER 31,                             1998           1997          1996
-------------------------------                           --------      --------       ------

REVENUES

Premiums earned (Note 4)                                  $157,976      $133,866      $120,484
Net investment income (Note 2)                              40,367        42,716        40,769
Realized investment gains (Note 2)                          11,129         6,602        11,738
Other revenue                                                  489           551           375
                                                          --------      --------      --------
Total revenues                                             209,961       183,735       173,366

EXPENSES

Losses and loss adjustment expenses (Note 3)               132,208       123,377       108,797
Other operating expenses                                    28,211        17,987        14,276
                                                          --------      --------      --------
Total expenses                                             160,419       141,364       123,073
                                                          --------      --------      --------
Income before policyholder dividends
  and federal income taxes                                  49,542        42,371        50,293
Policyholder dividends                                          --            --         8,436
Federal income taxes (Note 5)                               12,566        10,195        11,665
                                                          --------      --------      --------
Net income                                                $ 36,976      $ 32,176      $ 30,192
                                                          ========      ========      ========

Basic earnings per share of common stock (Note 10)        $   3.06      $   2.66      $   3.02

Diluted earnings per share of common stock (Note 10)      $   3.06           N/A           N/A

                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     ADDITIONAL
                                      PREFERRED         COMMON        PAID-IN       RETAINED
                                        STOCK           STOCK         CAPITAL       EARNINGS
                                       ---------      ---------      ---------      ---------

Balance at January 1, 1996             $      --      $      --       $     --      $ 250,596
  Net income                                  --             --             --         30,192
  Comprehensive income for
  unrealized losses on securities
  sold, net of reclassification
  adjustments of $13,743 for
  gains included in net income                --             --             --             --
     Comprehensive Income
                                       ---------      ---------      ---------      ---------


Balance at December 31, 1996                  --             --             --        280,788
  Net income                                  --             --             --         32,176
  Comprehensive income for
  unrealized gains on securities
  sold, net of reclassification
  adjustments of $4,534 for
  gains included in net income                --             --             --             --
                                       ---------      ---------      ---------      ---------
     Comprehensive Income

  Issuance of common stock                    --              1         36,386             --
  Purchase of treasury stock                  --             --             --             --
  Cash dividends                              --             --             --         (2,458)
                                       ---------      ---------      ---------      ---------

Balance at December 31, 1997                  --              1         36,386        310,506
Net income                                    --             --             --         36,976
  Comprehensive income for
  unrealized gains on securities
  sold, net of reclassification
  adjustments of $1,863 for
  gains included in net income                --             --             --             --
                                       ---------      ---------      ---------      ---------
     Comprehensive Income


Purchase of treasury stock                    --             --             --             --
Cash dividends                                --             --             --         (2,895)
                                       ---------      ---------      ---------      ---------
Balance at December 31, 1998            $             $       1      $  36,386      $ 344,587
                                       =========      =========      =========      =========



                                                   ACCUMULATED OTHER      TOTAL
                                       TREASURY      COMPREHENSIVE    STOCKHOLDERS'
                                        STOCK           INCOME          EQUITY
                                       ---------       ---------       ---------

                                     <
Balance at January 1, 1996              $     --       $  23,223       $ 273,819
  Net income                                  --              --          30,192
  Comprehensive income for
  unrealized losses on securities
  sold, net of reclassification
  adjustments of $13,743 for
  gains included in net income                --         (15,444)        (15,444)
                                                                       ---------
     Comprehensive Income                                                 14,748
                                       ---------       ---------       ---------


Balance at December 31, 1996                  --           7,779         288,567
  Net income                                  --              --          32,176
  Comprehensive income for
  unrealized gains on securities
  sold, net of reclassification
  adjustments of $4,534 for
  gains included in net income                --           6,859           6,859
                                       ---------       ---------       ---------
     Comprehensive Income                                                 39,035
                                                                       ---------
  Issuance of common stock                    --              --          36,387
  Purchase of treasury stock                (416)             --            (416)
  Cash dividends                              --              --          (2,458)
                                       ---------       ---------       ---------

Balance at December 31, 1997                (416)         14,638         361,115
Net income                                    --              --          36,976
  Comprehensive income for
  unrealized gains on securities
  sold, net of reclassification
  adjustments of $1,863 for
  gains included in net income                --           4,047           4,047
                                       ---------       ---------       ---------
     Comprehensive Income                                                 41,023
                                                                       ---------

Purchase of treasury stock               (12,725)             --         (12,725)
Cash dividends                                --              --          (2,895)
                                       ---------       ---------       ---------
Balance at December 31, 1998           $ (13,141)      $  18,685       $ 386,518
                                       =========       =========       =========




                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31,                                               1998           1997              1996
                                                                           ---------       ---------       ---------

OPERATING ACTIVITIES

Net income                                                                 $  36,976       $  32,176       $  30,192

Adjustments to reconcile net income to net cash provided by operating activities:
    Unpaid losses and loss adjustment expenses,
      and reinsurance recoverables                                            19,292         (12,950)         (6,301)
    Accrued investment income                                                    762          (1,004)         (1,363)
    Provision for deferred federal income taxes                                1,815             370              80
    Unearned premiums                                                          2,519          (3,225)          5,381
    Policyholders' dividends payable                                              --          (7,723)           (923)
    Realized investment gains                                                (11,129)         (6,602)        (11,738)
    Provisions for amortization and depreciation                               5,061           4,938           2,837
    Changes in other liabilities                                             (18,905)            579          11,212
    Changes in other assets                                                  (27,232)           (755)          9,468
                                                                           ---------       ---------       ---------
Net cash provided by operating activities                                      9,159           5,804          38,845

INVESTING ACTIVITIES

Purchases - fixed maturities                                                (300,916)       (410,381)       (480,401)
Sales - fixed maturities                                                     263,293         335,210         375,877
Maturities - fixed maturities                                                 36,501          38,073          23,571
Purchases - equities                                                         (19,219)         (7,692)         (5,445)
Sales - equities                                                               6,979          10,312          50,495
Change in short-term investments, net                                         18,876           4,201          (1,783)
                                                                           ---------       ---------       ---------
Net cash provided by (used in) investing activities                            5,514         (30,277)        (37,686)

FINANCING ACTIVITIES

Issuance of common stock, net of expenses                                         --          36,387              --
Purchase of  treasury stock                                                  (12,725)           (416)             --

Cash dividends                                                                (2,895)         (2,458)             --
                                                                           ---------       ---------       ---------
Net cash provided by (used in) financing activities                          (15,620)         33,513              --
                                                                           ---------       ---------       ---------

Increase (decrease) in cash                                                     (947)          9,040           1,159

Cash at beginning of year                                                     13,252           4,212           3,053
                                                                           ---------       ---------       ---------
Cash at end of year                                                        $  12,305       $  13,252       $   4,212
                                                                           =========       =========       =========

                             See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying 1998 and 1997 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company
(SMC), collectively, the Company.

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

   In March 1996, SCPIE Holdings acquired the outstanding stock of AHI and AHSIC, both inactive property/casualty insurance companies for $12.5 million. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value ($5.9 million) was recorded as goodwill and is being amortized over a period of 10 years. SCPIE Holdings has utilized these companies to enter geographic markets outside California.

   The accompanying 1996 financial statements include the operations, after intercompany eliminations, of the Exchange and its wholly-owned subsidiaries, principally SCPIE Holdings, SCPIE Indemnity, AHI, AHSIC, and SMC.

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

INVESTMENTS

   The Company has designated its entire investment portfolio as available-for-sale. The Company has no securities classified as "trading" or "held-to-maturity." Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized investment gains and losses are included as a component of revenues based on specific identification of the investment sold. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

DEFERRED ACQUISITION COSTS

   Deferred acquisition costs are capitalized and amortized as premiums are earned over the terms of the related policies.

(IN THOUSANDS)                   1998     1997    1996
--------------                 -------- ------- --------
Balance at beginning of year   $    520 $   591 $    468
Costs deferred                   12,871   2,944    2,920
Costs amortized                   5,340   3,015    2,797
                               -------- ------- --------
Balance at end of year         $  8,051 $   520 $    591
                               ======== ======= ========


   As the Company has expanded its operations in other states during 1998 through brokerage relationships, the corresponding commissions and fronting fee arrangements have resulted in an overall increase in acquisition costs.

PREMIUMS

   Premiums are recognized as earned on a pro rata basis over the terms of the respective policies.

UNEARNED PREMIUMS

   Unearned premiums are calculated using the monthly pro rata method over the terms of the respective policies.

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

REINSURANCE

   Prospective reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

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

PROPERTY AND EQUIPMENT

   Property and equipment, principally the Company's home office buildings, are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets.

INCOME TAXES

   Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes.

CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, fixed maturities and reinsurance recoverables. The Company places its temporary cash investments with high-credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographic areas.

   Reinsurance is placed with a number of individual companies and syndicates at Lloyd's of London to avoid concentration of credit risk. For the year ended December 31, 1998, approximately 64% of total reinsurance premiums ceded were placed with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A- or better, including 28% with Hannover Ruickversicherungs, 17% with American Re and between 2% to 5% primarily among five other reinsurers. Of the remaining reinsurance companies, Lloyd's of London syndicates' participation is 31%.

STOCK-BASED COMPENSATION

   The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the dates of grant, no compensation expense is recognized.

EARNING PER SHARE

   Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share. All earnings per-share amounts for all periods have been presented and where appropriate restated to conform to the requirements of FASB Statement No. 128.

SEGMENT INFORMATION

   The Company operates in the United States of America and in only one reportable industry segment, that provides professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers principally in California.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

      As of January 1, 1998, the Company adopted FASB No. 130, Reporting Comprehensive Income (FASB 130). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or stockholders' equity. FASB 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.


RECLASSIFICATIONS

   The accompanying 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

NOTE 2. INVESTMENTS

    The Company's investments in available-for-sale securities are summarized as follows:

                                                     COST OR                GROSS                    GROSS
                                                    AMORTIZED            UNREALIZED               UNREALIZED                FAIR
 (IN THOUSANDS)                                       COST                  GAINS                   LOSSES                  VALUE
 -------------                                    ------------          -----------               ---------             -----------
DECEMBER 31, 1998
Fixed-maturity securities:
  Bonds:
    U.S. Government and Agencies                  $    237,290          $    15,874               $     364             $   252,800
    State, municipalities and
      political subdivisions                           348,161                8,080                     839                 355,402
    Mortgage-backed securities,
      U.S. Government                                   68,542                  602                     206                  68,938
    Corporate                                           44,881                  254                     176                  44,959
    Other                                                   97                   --                      --                      97
                                                  ------------          -----------               ---------             -----------
Total fixed-maturity securities                        698,971               24,810                   1,585                 722,196
Common stocks                                           31,493                6,930                   1,408                  37,015
                                                  ------------          -----------               ---------             -----------
Total                                             $    730,464          $    31,740               $   2,993             $   759,211
                                                  ============          ===========               =========             ===========


DECEMBER 31, 1997
Fixed-maturity securities:
  Bonds:
    U.S. Government and Agencies                  $    290,028          $     8,182               $     137             $   298,073
    State, municipalities and
      political subdivisions                           327,273                8,003                     120                 335,156
    Mortgage-backed securities,
      U.S. Government                                   68,161                  574                     445                  68,290
    Corporate                                            7,256                   --                       8                   7,248
    Other                                                   93                   --                      --                      93
                                                  ------------          -----------               ---------             -----------
Total fixed-maturity securities                        692,811               16,759                     710                 708,860
Common stocks                                           17,052                6,759                     288                  23,523
                                                  ------------          -----------               ---------             -----------
Total                                             $    709,863          $    23,518               $     998             $   732,383
                                                  ============          ===========               =========             ===========


    The fair values for fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

   The amortized cost and fair value of the Company's investments in fixed-maturity securities at December 31, 1998, are summarized by stated maturities as follows:

                                  AMORTIZED       FAIR
(IN THOUSANDS)                      COST         VALUE
-------------                     --------      --------
Years to maturity:
  One or less                     $  3,205      $  3,216
  After one through five            88,083        90,539
  After five through ten           226,817       240,097
  After ten                        312,324       319,406
  Mortgage-backed securities        68,542        68,938
                                  --------      --------
Totals                            $698,971      $722,196
                                  ========      ========

    The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

   Major categories of the Company's investment income are summarized as follows:

(IN THOUSANDS)       YEAR ENDED DECEMBER 31,     1998    1997    1996
--------------------------------------------   ------- ------- ------
Fixed-maturity investments                     $39,670 $39,926 $40,594
Equity investments                                 812     840     994
Other                                            2,396   4,329   1,213
                                               ------- ------- -------
Total investment income                         42,878  45,095  42,801
Investment expenses                              2,511   2,379   2,032
                                               ------- ------- -------
Net investment income                          $40,367 $42,716 $40,769
                                               ======= ======= =======

   Realized gains and losses from sales of investments are summarized as follows:

(IN THOUSANDS)     YEAR ENDED DECEMBER 31,       1998    1997   1996
------------------------------------------     ------- ------- -----
Fixed-maturity investments:
  Gross realized gains                         $ 9,060 $ 4,959 $6,419
  Gross realized losses                            131   2,022  5,880
                                               ------- ------- ------
Net realized gains on fixed-maturity
investments                                      8,929   2,937    539

Equity investments:
  Gross realized gains                           2,506   3,854 13,028
  Gross realized losses                            306     189  1,829
                                               ------- ------- ------
Net realized gains on equity investments         2,200   3,665 11,199
                                               ------- ------- ------

Total net realized gains                       $11,129 $ 6,602 $11,738
                                               ======= ======= =======

    The change in the Company's unrealized appreciation (depreciation) on fixed-maturity securities was $7.2 million, $8.5 million and ($16.5 million) for the years ended December 31, 1998, 1997 and 1996, respectively; the corresponding amounts for equity securities were ($1.0 million), $2.0 million and ($7.3 million).

   At December 31, 1998, the Company's investments in fixed-maturity securities with a carrying amount of $50.5 million were on deposit with state insurance departments to satisfy regulatory requirements.

   No investment in any person or its affiliates exceeded 10% of the Company's stockholders' equity at December 31, 1998.

NOTE 3. LOSSES AND LOSS ADJUSTMENT EXPENSES

    The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 1998, 1997 and 1996.

(IN THOUSANDS)                                                        1998           1997            1996
--------------                                                    ---------       ---------       ---------
Reserves for losses and LAE, net of related
  reinsurance recoverable, at beginning of year                   $ 433,440       $ 440,301       $ 446,627


Reserves assumed under the retroactive reinsurance agreement
(Note 4)                                                             36,972              --              --

Provision for losses and LAE for claims occurring
  in the current year, net of reinsurance                           197,870         176,586         168,545
Decrease in estimated losses and LAE for claims
  occurring in prior years, net of reinsurance                      (65,662)        (53,209)        (59,748)
                                                                  ---------       ---------       ---------
Incurred losses during the year, net of reinsurance                 132,208         123,377         108,797

Deduct losses and LAE payments for claims,
  net of reinsurance, occurring during:
  Current year                                                       14,408          11,814          13,274
  Prior years                                                       135,480         118,424         101,849
                                                                  ---------       ---------       ---------
                                                                    149,888         130,238         115,123
Reserves for losses and LAE, net of related
  reinsurance recoverable, at end of year                           452,732         433,440         440,301

Reinsurance recoverable for losses and LAE,
  at end of year                                                     24,899          21,531          19,266
                                                                  ---------       ---------       ---------
Reserves for losses and LAE, gross of
  reinsurance recoverable, at end of year                         $ 477,631       $ 454,971       $ 459,567
                                                                  =========       =========       =========

   The Company's reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1997, 1996 and 1995, were decreased in the following year by $93.8 million, $53.2 million, and $59.7 million, respectively, for claims that had occurred on or prior to those balance sheet dates. Those redundancies resulted primarily from settling case-basis reserves established in prior years for amounts that were less than expected. The redundancies recognized in 1998 were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business assumed from Fremont in January 1998. The strengthening of the Fremont book of business was made in order to bring those reserves in line with the Company's more conservative reserving policy.

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

   Reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition and economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company generally does not require collateral from its reinsurers.

   The effect of reinsurance on premiums written and earned are as follows:


 (IN THOUSANDS)                          1998                        1997                       1996
                               ---------------------      ----------------------       --------------------
 YEAR ENDED DECEMBER 31,       WRITTEN         EARNED       WRITTEN       EARNED        WRITTEN       EARNED
 -----------------------       -------         ------       -------       ------        -------       ------
Direct                         $125,213      $124,077      $123,910      $125,289      $125,635      $124,281
Assumed                          39,297        42,080        11,673        13,603         8,922         4,497
Ceded                             8,187         8,181         4,941         5,026         8,239         8,294
                               --------      --------      --------      -------       --------      --------
Net premiums                   $156,323      $157,976      $130,642      $133,866      $126,318      $120,484
                               ========      ========      ========      =======       ========      ========


   Reinsurance ceded reduced losses and loss adjustment expenses incurred by $2.6 million, $5.4 million and $0.9 million in 1998, 1997 and 1996, respectively.

   The Company retains the first $1.0 million of losses incurred per incident and has various reinsurance up to $20.0 million per incident for its physician coverage and 90% of all losses up to $50.0 million for its hospital coverage. The Company assumes a small amount of reinsurance covering medical professional liability risks, primarily in the United States, as well as participating in high-layer excess of loss property catastrophe reinsurance for U.S. and international risks.

   The Company acquired the medical malpractice insurance business of Fremont effective January 1, 1998 for $14.0 million. As part of this transaction, the Company assumed $42.0 million in loss and LAE reserves outstanding, and other net liabilities through a 100% quota-share retroactive reinsurance agreement and received $28.0 million in investments, which has been reflected in short-term investments and other liabilities, respectively, at December 31, 1997. The difference between the loss and LAE reserves assumed and their estimated discounted basis ($10.0 million) was charged to operations in 1998 and the balance of the purchase price is reflected as goodwill in the accompanying consolidated balance sheet and is being amortized over a period of 10 years. The Company concurrently entered into a 100% quota-share prospective fronting agreement, making SCPIE Indemnity the reinsurer for the Fremont policies until AHI obtains the necessary licenses to write them directly. The Fremont policies are written in 10 states, with the vast majority in California and Arizona.

   In November 1996, the Company entered into a six-year agreement with a third party whereby the Company provided a $5.5 million letter of credit in exchange for future gains or losses based on the underwriting index of a reinsurance portfolio. The portfolio is composed of worldwide geographically dispersed catastrophe excess of loss treaty reinsurance business. The Company will also receive semiannual payments based on its notional amount ($5.0 million) at a rate determined annually. On an annual basis, if the combined ratio of the portfolio is below a stipulated underwriting index amount, the Company will recognize a gain; if the combined ratio is between two stipulated underwriting index amounts, the Company will not recognize a gain or loss; and, if the combined ratio is greater than a stipulated underwriting index amount, the Company will recognize a loss limited to its notional value plus any interest earned during the agreement. At December 31, 1998, the amounts recorded in the financial statements related to this agreement are not material.



NOTE 5. FEDERAL INCOME TAXES

    The components of the federal income tax provision in the accompanying consolidated statements of income are summarized as follows:

(IN THOUSANDS)        YEAR ENDED DECEMBER 31,         1998        1997         1996
-----------------------------------------------     -------      -------      -------
Current                                             $10,751      $ 9,825      $11,585
Deferred                                              1,815          370           80
                                                    -------      -------      -------
Total                                               $12,566      $10,195      $11,665
                                                    =======      =======      =======

    A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

(IN THOUSANDS)           YEAR ENDED DECEMBER 31,           1998                1997                  1996
-------------------------------------------------       --------             --------             --------
Federal income tax at 35%                               $ 17,339             $ 14,830             $ 14,650
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                     (4,964)              (4,775)              (3,124)
  Dividends received deduction                              (158)                (136)                (139)
  Goodwill                                                   210                  220                  148
  Other                                                      139                   56                  130
                                                        --------             --------             --------
Total federal income tax expense                        $ 12,566             $ 10,195             $ 11,665
                                                        ========             ========             ========

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

(IN THOUSANDS)       DECEMBER 31,       1998       1997
-----------------------------------   -------     ------
Deferred tax assets:
  Discounting of loss reserves        $23,107     $22,122
  Unearned premium                      1,721       1,545
  Other                                   214         557
                                      -------     -------
Total deferred tax assets              25,042      24,224

Deferred tax liabilities:
  Deferred policy acquisition costs     2,818         182
  Unrealized investment gains          10,061       7,882
  Other                                    --           2
                                      -------     -------
Total deferred tax liabilities         12,879       8,066
Net deferred tax assets               $12,163     $16,158
                                      =======     =======

   Federal income taxes paid during 1998, 1997 and 1996 were $8.7 million, $11.0 million and $14.8 million, respectively.

      The Internal Revenue Service (IRS) has proposed adjustments to increase the Company's tax liability for 1993 through 1995 as a result of its examinations. The Company's management disagrees with the adjustments proposed by the IRS and has decided to contest the deficiencies proposed by the IRS for these years. The 1993 through 1995 taxable years have been assigned to the IRS Appeals Office.

       The Company's management will take all necessary steps to contest the IRS' position. The Company's management believes that resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations. However, the ultimate outcome cannot be predicted at this time.


NOTE 6. STATUTORY ACCOUNTING PRACTICES

    SCPIE Indemnity, AHI and AHSIC are domiciled in California, Delaware and Arkansas, respectively, and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the respective insurance departments. Currently, "prescribed" statutory accounting practices are interspersed throughout the state insurance law and regulations, the National Association of Insurance Commissioner's (NAIC) Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

    In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for each of the Company's insurance subsidiaries, the respective state of domicile must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Departments. At this time, it is unclear whether the states of California, Delaware and Arkansas will adopt Codification. However, based on current draft guidance, management believes that the impact of Codification will not be material to the statutory basis financial statements of SCPIE Indemnity, AHI and AHSIC. Policyholders' surplus and net income, as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices, for the insurance subsidiaries are summarized as follows:

(IN THOUSANDS)                                         1998                1997                1996
--------------                                         ----                ----                ----
Statutory net income for the year                    $ 35,936            $ 32,239            $ 32,703
Statutory capital and surplus at year end            $343,330            $321,289            $254,679

    SCPIE Indemnity offers its insureds free tail coverage in the event of death, total and permanent disability, and complete and permanent retirement. In 1993, the NAIC published guidelines for establishing a reserve for future free tail policies when the claims-made policy includes a provision for waiving a premium charge in the event of death, disability or retirement of the insured. Based on the NAIC guidelines, this reserve should be recorded as an unearned premium reserve. Alternatively, it can be considered an unpaid loss with the permission of the insurance entity's state insurance department. In 1998, SCPIE Indemnity received written approval from the California Department of Insurance to record this reserve as an unpaid loss. SCPIE Indemnity's statutory surplus would be unaffected if the California Department of Insurance were to rescind its permission for this treatment.

   The maximum amount of dividends that may be paid by property/casualty insurance companies without prior approval of the California Insurance Commissioner is subject to restrictions relating to statutory surplus and net income. In 1999, dividends of $41.1 million may be distributed from SCPIE Indemnity to SCPIE Holdings without prior approval of the California Insurance Commissioner.

NOTE 7. BENEFIT PLANS

    The Company has a 401(k) defined contribution plan and a noncontributory defined benefit plan, which provide retirement benefits to all its employees. Under the 401(k) plan, the Company presently matches the employee's contribution. The contribution expense for the 401(k) plan was $661,000, $479,000 and $418,000 for the years ended December 31, 1998, 1997 and 1996, respectively. An additional defined contribution plan that no longer accepts contributions will remain with the trustee as funded at December 31, 1989, until retirement or termination of all employees vested in the plan.

   The Company also maintains a defined benefit pension plan and a non-qualified supplemental plan of which the net pension expense consists of the following components:

                                                      QUALIFIED PLAN             SUPPLEMENTAL PLAN
                                                ---------------------------  ----------------------------
       (IN THOUSANDS) YEAR ENDED DECEMBER 31,    1998      1997      1996      1998     1997      1996
       --------------------------------------  --------  --------  --------  -------- --------  ------
       Service cost                              $ 344     $ 323     $ 291     $ 184    $ 139     $ 115
       Interest cost                               195       161       123       212      164       143
       Actual return on plan assets               (220)     (170)     (120)       --       --        --
       Amortization of:
         Transition obligation (asset)              (4)       (4)       (4)        7        7         7
         Prior service cost                         (1)       (1)       (1)       84       84        84
         Actuarial loss                             --        --        --        26       --        --
                                                 -----     -----     -----     -----    -----     -----
       Net pension expense                       $ 314     $ 309     $ 289     $ 513    $ 394     $ 349
                                                 =====     =====     =====     =====    =====     =====

   The following table sets forth the funding status of the plan:

                                                       QUALIFIED PLAN           SUPPLEMENTAL PLAN
                                                    ---------------------       --------------------
 (IN THOUSANDS)                   DECEMBER 31,       1998           1997          1998          1997
-----------------------------------------------     -------       -------       -------       -------
Change in Benefit Obligation
Net benefit obligation at beginning of year           2,501         1,764         2,724         2,079
Service cost                                            344           323           184           139
Interest cost                                           195           161           212           164
Actuarial loss                                          182           275           187           342
Gross benefits paid                                      (8)          (22)           --            --
                                                    -------       -------       -------       -------
Net benefit obligation at end of year                 3,214         2,501         3,307         2,724
                                                    -------       -------       -------       -------

Change in Plan Assets
Fair value of plan assets at beginning of year        2,758         1,966            --            --
Actual return on plan assets                            452           527            --            --
Employer contributions                                   --           287            --            --
Gross benefits paid                                      (8)          (22)           --            --
                                                    -------       -------       -------       -------
Fair value of plan assets at end of year              3,202         2,758            --            --
                                                    -------       -------       -------       -------

Funded status (underfunded)                             (12)          257        (3,307)       (2,724)
Unrecognized actuarial (gain) loss                     (209)         (159)          524           364
Unrecognized prior service cost                         (11)          (12)          940         1,024
Unrecognized net transition obligation (asset)          (23)          (27)           --             7
                                                    -------       -------       -------       -------
Prepaid (accrued) pension expense                   $  (255)      $    59       $(1,843)      $(1,329)
                                                    =======       =======       =======       =======

Amounts recognized in the statement of
 financial position consists of
  Prepaid benefit cost                              $    --       $    59       $    --       $    --
  Accrued benefit liability                            (255)           --        (2,040)       (1,816)
  Intangible asset                                       --            --           197           487
                                                    -------       -------       -------       -------
Prepaid (accrued) pension expense                   $  (255)      $    59       $(1,843)      $(1,329)
                                                    =======       =======       =======       =======


                                                      QUALIFIED PLAN              SUPPLEMENTAL PLAN
                                               ---------------------------   -------------------------
       DECEMBER 31,                              1998      1997      1996      1998     1997      1996
       -----------------------                 --------  --------  --------  -------- --------  ------
       Weighted-average assumptions
         Discount rate                           6.75%     7.00%     7.25%     6.75%    7.00%     7.25%
         Expected return on plan assets          8.00%     8.00%     8.00%      --       --        --
         Rate of compensation increase           5.00%     5.00%     5.00%     5.00%    5.00%     5.00%



NOTE 8. COMMITMENTS AND CONTINGENCIES

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

    The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The bankruptcy estate may attempt to obtain a new trial in the California Superior Court in which the judgment was originally entered. The Company believes that the bankruptcy estate is not entitled to any additional trial under applicable California appellate court decisions and will aggressively oppose any such attempt. The Company believes that the action is entirely without merit and plans to aggressively pursue its rights.

   In July 1998, the Company entered a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease has escalating payments over a term of 10 years and the Company expects to occupy this space in early March 1999. The Company estimates that expenditures of approximately $6.9 million in capital improvements, equipment and relocation costs will be incurred in connection with this relocation.

   Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1998 (in thousands).



                             1999                                 $ 2,407
                             2000                                   2,637
                             2001                                   2,732
                             2002                                   2,718
                             2003                                   2,754
                             Thereafter                            14,833
                                                                  ----------
                                                                  $28,081



NOTE 9.   STOCK BASED COMPENSATION

        The Company has a stock compensation plan, the 1997 Equity Participation Plan of SCPIE Holdings Inc. (the Plan), which provides for grants of stock options to key employees and non-employee directors of the Company.

        The company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. FASB No. 123 requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that Statement.

        The aggregate number of options for common shares issued and issuable under the Plan currently is limited to 1,250,000. All options granted have ten year terms and vest over various future periods.

        Exercise prices for options outstanding at December 31, 1998 ranged from $29.19 to $36.50. The weighted average remaining contractual life of those options is 9 years.

        A summary of the Company's stock option activity and related information follows:

                                            Number of     Weighted-Average
                                              Options      Exercise Price
                                            ---------     ----------------
Options outstanding at December 31, 1997           --      $  --
Granted in 1998                               262,590         30.76
Exercised in 1998                                  --         --
Forfeited in 1998                               5,800         30.76
                                             --------

Options outstanding at December 31, 1998      256,790         30.76
                                             ========

        The Company's pro forma information using the Black-Scholes valuation model follows:

                                                                         1998
                                                                         ----

Estimated weighted average of the fair value of options granted         $ 10.72
Pro forma net income (in thousands)                                     $ 35,869
Pro forma earnings per share - Basic                                    $   2.97
                             - Diluted                                  $   2.97

        For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 5.5% to 5.6%; dividend yields ranging from 0.66% to 0.75%; volatility factors of the expected market price of the Company's common stock ranging from .283 to .358; and a weighted average expected life of the options ranging from 3 to 5 years.

        In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

NOTE 10. EARNINGS PER SHARE OF COMMON STOCK


    The following table sets forth the computation of basic and diluted earnings per share as of and for the year ended:

                                                                             DECEMBER 31,
                                                              -----------------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                          1998         1997        1996
                                                              ------------   ----------- --------

Numerator:
   Net income                                                  $36,976      $32,176      $30,192

Numerator for:
   Basic earnings per share of common stock                    $36,976      $32,176      $30,192
   Diluted earnings per share of common stock                  $36,976      $32,176      $30,192

Denominator:
   Denominator for basic earnings per share of  common
   stock - weighted-average shares outstanding                  12,074       12,108        9,995

   Effect of dilutive securities:
     Stock options                                                  15           --           --
                                                               -------
     Denominator for diluted earnings per share of common
     stock adjusted - weighted-average shares outstanding       12,089           --           --
                                                               =======

   Basic earnings per share of common stock                    $  3.06      $  2.66      $  3.02
                                                               =======      =======      =======
   Diluted earnings per share of common stock                  $  3.06           --           --
                                                               =======


   Basic earnings per share of common stock for the year ended December 31, 1996 gives effect to the Reorganization and the allocation of 9,994,652 shares of common stock to eligible members of the Exchange.



NOTE 11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The unaudited quarterly results of operations for 1998 and 1997 are summarized as follows:

                                                               1998                                      1997
                                              -------------------------------------       ----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)            1ST       2ND       3RD      4TH         1ST         2ND         3RD         4TH
                                               -------   -------   -------  -------     -------     -------     -------     -------
Premiums earned and other revenues             $39,724   $40,026   $38,447  $40,268     $36,563     $32,837     $33,126     $31,891
Net investment income                           10,503    10,123     9,768    9,973      10,572      10,637      10,798      10,709
Realized investment gains                        2,320     1,741     3,269    3,799       1,212       1,975         989       2,426
Net income                                       9,024     8,393     9,412   10,147       8,121       8,004       7,320       8,731

Basic earnings per share of common stock       $  0.74   $  0.69   $  0.79  $  0.85     $  0.70     $  0.65      $0.60      $  0.71
Diluted earnings per share of common stock     $  0.74   $  0.69   $  0.78  $  0.85          --          --          --          --

           Schedule II - Condensed Financial Information of Registrant

                               SCPIE Holdings Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)


 DECEMBER 31                                                                         1998             1997
                                                                                    ---------        ---------

        ASSETS
        Investments
        Available for sale fixed maturity investments,
          at fair value (amortized cost: 1998 - $43,                               $       43       $    2,994
          1997 - 3,004)
        Investments - Equity                                                            2,000               --
        Short-term investments                                                          1,210              272
        Investment in subsidiaries                                                    383,555          356,179
                                                                                    ---------        ---------
        Total investments                                                             386,808          359,445
        Cash                                                                               72              227
        Due from subsidiaries                                                              --               74
        Other                                                                             652            1,369
                                                                                    ---------        ---------
        Total assets                                                                $ 387,532        $ 361,115
                                                                                    =========        =========

        LIABILITIES
        Due to affiliates                                                           $   1,014        $      --
        Other                                                                              --
                                                                                    ---------        ---------
        Total liabilities                                                               1,014


        Stockholders' equity:
         Preferred stock - $1 par value;
          5,000,000 shares authorized;
          no shares issued or outstanding                                                  --               --
        Common stock - $0.0001 par value;
          30,000,000 shares authorized;                                                     1                1
          1998 - 11,878,791 shares outstanding; 1997 -
          12,276,691 shares outstanding
        Additional paid-in capital                                                     36,386           36,386
        Retained earnings                                                             344,587          310,506
        Treasury stock, at cost  1998 -                                               (13,141)            (416)
          413,300 shares; 1997 - 15,400 shares                                         18,685           14,638
                                                                                    ---------        ---------
        Accumulated other comprehensive income
        Total stockholders' equity                                                    386,518          361,115
                                                                                    ---------        ---------
        Total liabilities and stockholders' equity                                  $ 387,532        $ 360,987
                                                                                    =========        =========

                             See accompanying notes.

                               SCPIE Holdings Inc.

                       Condensed Statements of Operations
                                 (in thousands)


                                                                YEAR ENDED
                                                          ------------------------
                                                        DECEMBER 31,     DECEMBER 31,
                                                            1998           1997
                                                          --------        --------

Dividend from subsidiary                                  $ 25,000        $ 20,000
Net investment income                                          142             804
Realized investment gains (losses)                               2             (10)
Other expenses                                              (1,956)         (1,287)
                                                          --------        --------
Earnings before federal income taxes and
 equity in income of subsidiaries                           23,188          19,507

Federal income taxes                                           (28)            (37)
                                                          --------        --------
Earnings before equity in income of
 subsidiaries                                               23,160          19,470
Equity in income of subsidiaries                            13,816          12,706
                                                          --------        --------

Net income                                                $ 36,976        $ 32,176
                                                          ========        ========


                             See accompanying notes.

                       Condensed Statements of Cash Flows
                                 (in thousands)



                                                                 YEAR ENDED
                                                          ----------------------------
                                                          DECEMBER 31,    DECEMBER 31,
                                                             1998            1997
                                                          ----------        ----------
OPERATING ACTIVITIES
Net income                                                $ 36,976        $ 32,176
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Provision for amortization                                   601              --
  Realized investment gains (losses)                            (2)             10
  Change in due from subsidiaries                            1,088             (74)
  Changes in other assets and liabilities                      591          (1,345)
  Equity in undistributed income of subsidiaries           (13,816)        (12,706)
                                                          --------        --------
Net cash provided by operating activities                   25,438          18,061

INVESTING ACTIVITIES

Purchases - fixed maturities                                    --         (22,881)
Sales - fixed maturities                                     2,965          19,389

Purchase-securities                                         (2,000)             --
Change in short-term investments                              (938)           (272)
Capital contribution to subsidiaries                       (10,000)        (48,000)
                                                          --------        --------
Cash used in investing activities                           (9,973)        (51,764)

FINANCING ACTIVITIES
Issuance of common stock, net of expenses                       --          36,387
Purchase of treasury stock                                 (12,725)           (416)
Cash dividends                                              (2,895)         (2,458)
                                                          --------        --------
Cash provided by financing activities                      (15,620)         33,513

Decrease in cash                                              (155)           (190)
Cash at beginning of period                                    227             417
                                                          --------        --------
Cash at end of period                                     $     72        $    227
                                                          ========        ========


                             See accompanying notes.

                              SCPIE Holdings, Inc.
                    Notes to Condensed Financial Statements
                               December 31, 1998


I. REORGANIZATION

On January 29, 1997, the Southern California Physicians Insurance Exchange (the Exchange) consummated its plan and agreement of merger whereby the Exchange reorganized from a reciprocal insurer to a stock insurance company and became a wholly owned subsidiary of SCPIE Holdings (the Reorganization). SCPIE Holdings, Inc. (SCPIE Holdings) has no historic operations and was organized in February 1996, as part of the Exchange's plan to reorganize its corporate structure. Pursuant to the Reorganization, the Exchange merged with and into SCPIE Indemnity Company, a California stock insurance company and a wholly owned subsidiary of SCPIE Holdings, the surviving corporation of the Reorganization.

II. BASIS OF PRESENTATION

In the SCPIE Holdings' financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings' financial statements should be read in conjunction with the consolidated financial statements.

III. RECLASSIFICATIONS

The accompanying 1997 financial statements have been reclassified to conform with the 1998 presentation.