Form 10-Q
period 1999-03-31
SCPIE HOLDINGS INC
filed 1999-05-14
CIK 1013609

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1999                 COMMISSION FILE NO. 1-12449


                              SCPIE HOLDINGS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                       95-4457980
    (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


  1888 CENTURY PARK EAST, STE. 800                           90067-1712
     LOS ANGELES, CALIFORNIA                                 (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICE)


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


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                Class                               Outstanding at May 13, 1999
   Preferred stock, par value $l.00 per share          No shares outstanding
   Common stock, par value $0.0001 per share             12,059,891 shares

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  MARCH 31,             DECEMBER 31,
                                                                                    1999                    1998
                                                                          ----------------------   ----------------------
                                                                                 (unaudited)
     ASSETS
Securities available-for-sale:
  Fixed-maturity investments (Note 3), at fair value
     (amortized cost 1999 -- $695,984; 1998 -- $698,971)                           $705,514               $722,196
  Equity investments, at fair value
    (cost 1999 -- $23,773; 1998 -- $31,943)                                          24,131                 37,015
                                                                                   --------               --------
          Total securities available-for-sale                                       729,645                759,211
Short-term investments                                                               48,417                 34,405
                                                                                   --------               --------
          Total investments                                                         778,062                793,616
Cash                                                                                 10,675                 12,305
Accrued investment income                                                            10,525                 11,440
Reinsurance recoverable                                                              21,811                 24,899
Deferred federal income taxes (Note 4)                                               15,305                 12,163
Costs in excess of net assets required                                                7,604                  7,811
Property and equipment, net                                                          20,238                 19,706
Other assets                                                                         34,982                 39,529
                                                                                   --------               --------
          Total assets                                                             $899,202               $921,469
                                                                                   ========               ========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses                                              $467,322               $477,631
  Unearned premiums                                                                  22,234                 24,591
                                                                                   --------               --------
          Total reserves                                                            489,556                502,222
Other liabilities                                                                    28,851                 32,729
                                                                                   --------               --------
          Total liabilities                                                         518,407                534,951

Commitments and contingencies                                                            --                     --

    STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00, 5,000,000 shares
  authorized, no shares issued or outstanding                                            --                     --
Common stock, par value $0.0001, 30,000,000
  shares authorized, 12,792,091 shares issued,
  1999 - 11,732,191 shares outstanding
  1998 - 11,878,791 shares outstanding                                                    1                      1
Additional paid-in capital                                                           36,386                 36,386
Retained earnings                                                                   355,195                344,587
Treasury stock, at cost
 (1999 - 559,900 shares; 1998 - 413,300 shares)                                     (17,214)               (13,141)
Accumulated other comprehensive income                                                6,427                 18,685
                                                                                   --------               --------
          Total stockholders' equity                                                380,795                386,518
                                                                                   --------               --------
          Total liabilities and stockholders' equity                               $899,202               $921,469
                                                                                   ========               ========

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                              ---------
                                                                  1999                      1998
                                                                  ----                      ----
Revenues:
  Premiums earned                                                $41,018                   $39,686
  Net investment income                                            9,476                    10,503
  Realized investment gains                                        6,102                     2,320
  Other revenue                                                      137                        38
                                                                 -------                   -------
          Total revenues                                          56,733                    52,547

Expenses:
  Losses and loss adjustment expenses                             33,563                    33,431
  Other operating expenses                                         7,194                     7,099
                                                                 -------                   -------
          Total expenses                                          40,757                    40,530
                                                                 -------                   -------

Income before federal income taxes                                15,976                    12,017
Federal income taxes                                               4,384                     2,993
                                                                 -------                   -------
          Net income                                             $11,592                   $ 9,024
                                                                 =======                   =======

Basic earnings per share of common stock                         $  0.98                   $  0.74

Diluted earnings per share of common stock                       $  0.98                   $  0.74

Cash dividend declared per share of common stock                 $  0.08                   $  0.06



           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                   ACCUMULATED       TOTAL
                                                           ADDITIONAL                                 OTHER          STOCK-
                                                  COMMON    PAID-IN      RETAINED     TREASURY    COMPREHENSIVE     HOLDERS'
                                                  STOCK     CAPITAL      EARNINGS      STOCK          INCOME         EQUITY
                                                  ------   ----------   ----------   ----------   --------------   ----------
 BALANCE AT JANUARY 1, 1999                           $1      $36,386    $344,587     $(13,141)        $ 18,685     $386,518
                                                                                                                    --------

     Net income                                       --           --      11,592           --               --       11,592
     Other comprehensive loss for
       unrealized loss on securities sold,
       net of reclassification adjustments
       of  $3,153 for losses included in
       net income.                                                                                      (12,258)     (12,258)
                                                                                                                    --------
             Comprehensive loss                                                                                         (666)
                                                                                                                    --------
     Purchase of treasury stock                       --           --          --       (4,073)              --       (4,073)
    Cash dividends                                    --           --        (984)          --               --         (984)
                                                  ------   ----------    --------     --------         --------     --------
 BALANCE AT MARCH 31, 1999                            $1      $36,386    $355,195     $(17,214)        $  6,427     $380,795
                                                  ======   ==========    ========     ========         ========     ========

                            See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
                                                                              1999                        1998
                                                                              ----                        ----
OPERATING ACTIVITIES
Net income                                                                  $ 11,592                   $   9,024
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Unpaid losses and loss adjustment expenses, and
     reinsurance recoverables                                                 (7,221)                     33,382
   Provision for deferred federal income taxes                                   415                       1,379
   Realized gains on investments                                              (6,102)                     (2,320)
Changes in operating assets and liabilities:
   Accrued investment income                                                     915                       1,138
   Unearned premiums                                                          (2,357)                      4,052
   Provisions for amortization and depreciation                                  801                      (1,447)
   Other liabilities                                                           4,131                     (26,854)
   Other assets                                                                4,754                     (11,076)
                                                                            --------                   ---------
          Net cash provided by operating activities                            6,928                       7,278
                                                                            --------                   ---------

INVESTING ACTIVITIES
   Purchases--fixed maturities                                               (94,426)                   (109,602)
   Sales - fixed maturities                                                   89,988                      62,943
   Maturities-- fixed maturities                                               2,856                      15,862
   Purchases - equities                                                      (12,662)                     (1,915)
   Sales - equities                                                           24,755                       3,018
   Changes in short-term investments                                         (14,012)                     27,456
                                                                            --------                   ---------
          Net cash used in investing activities                               (3,501)                     (2,238)
                                                                            --------                   ---------

FINANCING ACTIVITIES
   Purchase of treasury stock                                                 (4,073)                     (1,534)
   Cash dividends                                                               (984)                       (733)
                                                                            --------                   ---------
          Net cash used in financing activities                               (5,057)                     (2,267)
                                                                            --------                   ---------

Increase (decrease) in cash                                                   (1,630)                      2,773

Cash at beginning of period                                                   12,305                      13,252
                                                                            --------                   ---------
Cash at end of period                                                       $ 10,675                   $  16,025
                                                                            ========                   =========

                            See accompanying notes.

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1999

1. BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

   The accompanying March 31, 1999 and 1998 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.


2. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
        (IN THOUSANDS, EXCEPT PER SHARE DATA)       1999          1998
                                                    ----          ----
     Numerator:
       Net income                                  $11,592       $ 9,024

     Numerator for:
       Basic earnings per share of common stock    $11,592       $ 9,024
       Diluted earnings per share of common stock  $11,592       $ 9,024

     Denominator:
       Denominator for basic earnings per share
       of common stock - weighted-average shares
       outstanding                                  11,808        12,228

       Effect of dilutive securities:
         Stock options                               - 0 -         - 0 -
                                                   -------       -------
         Denominator for diluted earnings per
         share of common stock adjusted -
         weighted-average shares outstanding        11,808        12,228

     Basic earnings per share of common stock      $  0.98       $  0.74
                                                   =======       =======

     Diluted earnings per share of common stock    $  0.98       $  0.74
                                                   =======       =======

   At March 31, 1999 and 1998, no incremental shares related to stock options are included in the diluted average number of shares outstanding as the impact would have been antidilutive.

3. INVESTMENTS

   The Company's investments in available-for-sale securities at March 31, 1999 are summarized as follows:

                                                                    COST OR         GROSS        GROSS
                                                                   AMORTIZED      UNREALIZED   UNREALIZED
                                                                      COST          GAINS        LOSSES     FAIR VALUE
                                                                 --------------   ----------   ----------   ----------
                                                                                    (IN THOUSANDS)
                Fixed-maturity investments:
                      U. S. Government and Agencies                 $240,932       $ 7,287       $1,744     $246,475
                      State, Municipalities and
                        Political Subdivisions                       337,350         6,593        1,445      342,498
                      Mortgage-backed securities                      35,186           189          140       35,235
                      Corporate                                       82,516            28        1,238       81,306
                                                                    --------       -------       ------     --------
                Total fixed-maturity investments                     695,984        14,097        4,567      705,514
                Equity investments                                    23,773           360            2       24,131
                                                                    --------       -------       ------     --------
                Total investments                                   $719,757       $14,457       $4,569     $729,645
                                                                    ========       =======       ======     ========

4. FEDERAL INCOME TAXES

   The components of the federal income tax provision in the accompanying statements of income are summarized as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                        ----------------------------------------------
                                                                                1999                     1998
                                                                        ---------------------   ----------------------
                                                                                        (IN THOUSANDS)
                                     Current                                   $3,969                   $1,614
                                     Deferred                                     415                    1,379
                                                                               ------                   ------
                                     Total                                     $4,384                   $2,993
                                                                               ======                   ======

   A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                                                     THREE  MONTHS ENDED
                                                                                           MARCH 31,
                                                                        ----------------------------------------------
                                                                                1999                     1998
                                                                        ---------------------   ----------------------
                                                                                        (IN THOUSANDS)
                          Federal income tax at 35%                           $5,592                   $ 4,206
                          Increase (decrease) in taxes resulting from:
                             Tax-exempt interest                               1,274)                   (1,259)
                             Dividends received deduction                        (36)                      (39)
                             Goodwill                                             53                        30
                             Other                                                49                        55
                                                                              ------                   -------
                          Total                                               $4,384                   $ 2,993
                                                                              ======                   =======

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

5. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the Company's concentration of business in a single line in a single state; the Company's entry into new markets; competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense (LAE) reserves, reinsurance, importance of ratings, regulatory matters, and changes in healthcare; the availability of bank financing; compliance of the Company's computer systems with Year 2000 requirements; and certain structural matters, including the Company's holding company structure and anti-takeover measures. These risks and uncertainties are discussed in more detail under "Business--Risk Factors," and "Management's Discussion and Analysis --General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

   Premiums Earned. Premiums earned increased approximately $1.3 million, or 3.4%, to $41.0 million for the three months ended March 31, 1999 from $39.7 million for the same period in 1998. The increase was principally due to a $1.3 million increase in medical malpractice premiums of physicians and medical groups to approximately $37.1 million for the three months ended March 31, 1999 compared to $35.8 million for the same period in 1998. This increase was the result of premiums attributable to an agency relationship with Poe & Brown, Inc., which commenced on January 1, 1998 principally in Florida, Connecticut and Georgia. Hospital medical malpractice premiums were approximately $2.2 million for the three months ended March 31,1999 compared to $2.4 million for the same period in 1998. Assumed reinsurance premiums were approximately $1.0 million for the three months ended March 31, 1999 compared to $1.1 million for the same period in 1998.

   Net Investment Income. Net investment income decreased to $9.5 million for the three months ended March 31, 1999 from $10.5 million for the same period in 1998. Average assets decreased to $785.8 million during the three months ended March 31, 1999 compared to $786.3 million for the same period in 1998. The investment portfolio has a higher percentage of lower yielding tax exempt bonds at March 31, 1999 than the corresponding period in the prior year.

   Realized Investment Gains. Realized investment gains were approximately $6.1 million for the three months ended March 31, 1999 compared to $2.3 million for the same period in 1998.

   Losses and LAE. Losses and LAE were level at $33.6 million for the three months ended March 31, 1999 from $33.4 million for the same period in 1998. As a percentage of premiums earned, losses and LAE decreased to 81.8% for the three months ended March 31, 1999 from 84.2% for the same period in 1998 due to continued improvement in trends such as a decrease in the frequency of claims reporting. For the three months ended March 31, 1999, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $16.1 million as compared to a reserve reduction of $17.2 million for the same period in 1998 for claims incurred in prior policy years.

   Other Operating Expenses. Other operating expenses increased by $0.1 million, or 1.4%, to $7.2 million for the three months ended March 31, 1999 from $7.1 million for the same period in 1998. The ratio of other operating expenses to premiums earned was 17.5% for the three months ended March 31, 1999 and 17.9% for the same period in 1998.

   Federal Income Taxes. Federal income tax expense increased $1.4 million, to $4.4 million for the three months ended March 31, 1999 from $3.0 million for the same period in 1998. The effective tax rate is 27.4% for the three months ended March 31, 1999 compared to 24.9% for the same period in 1998 due to higher realized gains in 1999.

LIQUIDITY AND CAPITAL RESOURCES

   The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

   Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 1999, the cash provided by operating activities for the Company was $6.9 million compared to $7.3 million during the corresponding 1998 period.

   The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $24.1 million at March 31, 1999. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future.

   The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March

1999. The Company intends to lease its former headquarters to third parties. The Company expended $4.3 million for leasehold improvements and equipment through March 31, 1999, and estimates a total of $6.9 will be incurred.

   The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $48.4 million, or 6.2% of invested assets, at March 31, 1999. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

   SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 1999 without prior regulatory approval is approximately $41.1 million. Dividends of $16.0 million have been paid to SCPIE Holdings through April 30, 1999.

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

   During May 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. The repurchases may be made from time to time and continue until May 1999. Since 1997, 559,900 shares were repurchased. From April 1, 1999 to May 1, 1999, an additional 172,300 shares were repurchased. The Board of Directors may further extend the program's expiration date or adopt a new program.

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

State of Readiness

   In 1995, the Company organized a multi-disciplinary Year 2000 Project Team. The Year 2000 Project Team has developed and is currently executing a comprehensive plan designed to make the Company's mission critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed the Company's overall process, plan and progress to date. The Company's plan for IT systems consists of four phases: (1) inventory-identifying all IT systems and risk rating each according to its potential business impact; (2) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (3) remediation -reprogramming, or replacing where necessary, inventoried items to ensure they are Year 2000 ready; and (4) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

   The Company completed the remediation of substantially all of its mission critical IT systems by year-end 1998.

   During the first quarter of 1999, the Company conducted and completed testing and certification, the Company believes that its Year 2000 project, generally, is completed.

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

The Company has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company substantially completed contingency/recovery planning as of March 31, 1999.

Other Factors Affecting the Company's Businesses

   Any critical unresolved Year 2000 issues at the Company or with its external relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000." Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues

EFFECT OF INFLATION

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

3   Amended and Restated Bylaws

27  Financial Data Schedule

(b) Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCPIE HOLDINGS INC.


Date:  May 13, 1999                   By:         /s/ Patrick T. Lo
                                         ---------------------------------------
                                                      Patrick T. Lo
                                                Senior Vice President and
                                                 Chief Financial Officer