Form 10-Q
period 1999-06-30
SCPIE HOLDINGS INC
filed 1999-08-16
CIK 1013609

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


FOR THE QUARTER ENDED JUNE 30, 1999                  COMMISSION FILE NO. 1-12449


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

                      Class                       Outstanding at August 12, 1999
    Preferred stock, par value $l.00 per share         No shares outstanding
    Common stock, par value $0.0001 per share            12,068,291 shares

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1999             1998
                                                                                 -----------     ------------
                                                                                 (unaudited)
     ASSETS
Securities available-for-sale:
  Fixed-maturity investments (Note 3), at fair value
     (amortized cost 1999 -- $667,485; 1998 -- $698,971)                           $659,230        $722,196
  Equity investments, at fair value
     (cost 1999 -- $26,902; 1998 -- $31,493)                                         28,553          37,015
                                                                                   --------        --------
          Total securities available-for-sale                                       687,783         759,211
Short-term investments                                                               49,228          34,405
                                                                                   --------        --------
          Total investments                                                         737,011         793,616
Cash                                                                                  9,072          12,305
Accrued investment income                                                            10,947          11,440
Reinsurance recoverable                                                              29,440          24,899
Deferred federal income taxes                                                        20,061          12,163
Costs in excess of net assets acquired                                                7,397           7,811
Property and equipment, net                                                          20,638          19,706
Other assets                                                                         35,358          39,529
                                                                                   --------        --------
          Total assets                                                             $869,924        $921,469
                                                                                   ========        ========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses                                              $455,309        $477,631
  Unearned premiums                                                                  22,752          24,591
                                                                                   --------        --------
          Total reserves                                                            478,061         502,222
Other liabilities                                                                    22,356          32,729
                                                                                   --------        --------
          Total liabilities                                                         500,417         534,951

Commitments and contingencies                                                            --              --

    STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00, 5,000,000 shares
  authorized, no shares issued or outstanding                                            --              --
Common stock, par value $0.0001, 30,000,000
  shares authorized,
  1999 - 12,937,091 shares issued
         11,588,391 shares outstanding
  1998 - 12,792,091 shares issued
         11,878,791 shares outstanding                                                    1               1
Additional paid-in capital                                                           36,386          36,386
Retained earnings                                                                   362,308         344,587
Treasury stock, at cost
 (1999 - 848,700 shares; 1998 -  413,300 shares)                                    (24,896)        (13,141)
Accumulated other comprehensive income                                               (4,292)         18,685
                                                                                   --------        --------
          Total stockholders' equity                                                369,507         386,518
                                                                                   --------        --------
          Total liabilities and stockholders' equity                               $869,924        $921,469
                                                                                   ========        ========

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                             JUNE 30,              JUNE 30,
                                                                                        -------------------   -------------------
                                                                                          1999       1998       1999       1998
                                                                                        --------   --------   --------   --------
           Revenues:
             Premiums earned                                                             $39,375    $39,794   $ 80,393   $ 79,480
             Net investment income                                                         9,961     10,123     19,437     20,626
             Realized investment gains                                                       506      1,741      6,608      4,061
             Other revenue                                                                    93        232        230        270
                                                                                         -------    -------   --------   --------
                     Total revenues                                                       49,935     51,890    106,668    104,437
           Expenses:
             Losses and loss adjustment expenses                                          32,187     33,945     65,750     67,376
             Other operating expenses                                                      7,055      6,841     14,249     13,940
                                                                                         -------    -------   --------   --------
                     Total expenses                                                       39,242     40,786     79,999     81,316
                                                                                         -------    -------   --------   --------
           Income before federal income taxes                                             10,693     11,104     26,669     23,121
           Federal income taxes                                                            2,687      2,711      7,071      5,704
                                                                                         -------    -------   --------   --------
                     Net income                                                          $ 8,006    $ 8,393   $ 19,598   $ 17,417
                                                                                         =======    =======   ========   ========

           Basic earnings per share of common stock                                      $  0.69    $  0.69   $   1.67   $   1.43
           Diluted earnings per share of common stock                                    $  0.69    $  0.69   $   1.67   $   1.42

           Cash dividend declared per share of common stock                              $  0.08    $  0.06   $   0.16   $   0.12

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                ACCUMULATED        TOTAL
                                                         ADDITIONAL                               OTHER            STOCK-
                                                COMMON    PAID-IN      RETAINED     TREASURY   COMPREHENSIVE      HOLDERS'
                                                STOCK     CAPITAL      EARNINGS      STOCK        INCOME           EQUITY
                                                ------   ----------   ----------   ----------  -------------   --------------
 BALANCE AT JANUARY 1, 1999                     $    1     $36,386     $344,587     $(13,141)     $ 18,685        $386,518
                                                                                                                  --------

     Net income                                     --          --       19,598           --            --          19,598
     Other comprehensive loss for
       unrealized loss on securities
       net of reclassification adjustments
       of $1,757 for losses included
       in net income.                                                                              (22,977)        (22,977)
                                                                                                                  --------
             Comprehensive loss                                                                                     (3,379)
                                                                                                                  --------

     Purchase of treasury stock                     --          --           --      (11,755)           --         (11,755)
    Cash dividends                                  --          --       (1,877)          --            --          (1,877)
                                                ------     -------     --------     --------      --------        --------
 BALANCE AT JUNE 30, 1999                       $    1     $36,386     $362,308     $(24,896)     $ (4,292)       $369,507
                                                ======     =======     ========     ========      ========        ========

                            See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                        JUNE 30,                 JUNE 30,
                                                                                 ---------------------    ----------------------
                                                                                    1999        1998         1999       1998
                                                                                 ----------   --------    ---------   ----------
OPERATING ACTIVITIES
Net income....................................................................   $   8,006    $  8,393    $  19,598    $  17,417
Adjustments  to reconcile  net income to net cash
provided by (used in) operating  activities:
   Unpaid losses and loss adjustment expenses, and
     reinsurance recoverables.................................................     (19,642)     (4,983)     (26,863)      28,399
   Provision for deferred federal income taxes................................         994        (166)       1,409        1,213
   Realized investments gains.................................................        (330)     (1,132)      (4,296)      (2,640)
Changes in operating assets and liabilities:
   Accrued investment income..................................................        (422)       (916)         493          222
   Unearned premiums..........................................................         518        (906)      (1,839)       3,146
   Provisions for amortization and depreciation...............................         871       3,883        1,672        2,436
   Other liabilities..........................................................      (6,496)     (1,357)      (2,364)     (28,211)
   Other assets...............................................................        (168)     (4,525)       4,585      (15,601)
                                                                                 ---------    --------    ---------    ---------
          Net cash provided by (used in)  operating activities                     (16,669)     (1,709)      (7,605)       6,381

INVESTING ACTIVITIES
   Purchases--fixed maturities................................................    (110,921)    (38,944)    (205,347)    (148,546)
   Sales--fixed maturities...................................................      138,406      48,864      227,788      111,297
   Maturities--fixed maturities...............................................          72      11,631        2,928       27,493
   Purchases--equities........................................................      (3,127)     (2,097)     (15,789)      (4,012)
   Sales--equities............................................................          22        (940)      23,247        1,776
   Change in short-term investments, net......................................        (811)    (17,887)     (14,823)       9,569
                                                                                 ---------    --------    ---------    ---------
          Net cash provided by (used in) investing activities.................      23,641         627       18,004       (2,423)
                                                                                 ---------    --------    ---------    ---------

FINANCING ACTIVITIES
   Purchase of treasury stock.................................................      (7,682)     (2,863)     (11,755)      (4,397)
   Cash dividends                                                                     (893)       (728)      (1,877)      (1,461)
                                                                                 ---------    --------    ---------    ---------
          Net cash used in financing activities...............................      (8,575)     (3,591)     (13,632)      (5,858)
                                                                                 ---------    --------    ---------    ---------
Decrease in cash..............................................................      (1,603)     (4,673)      (3,233)      (1,900)

Cash at beginning of period...................................................      10,675      16,025       12,305       13,252
                                                                                 ---------    --------    ---------    ---------
Cash at end of period.........................................................   $   9,072    $ 11,352    $   9,072    $  11,352
                                                                                 =========    ========    =========    =========

                            See accompanying notes.

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1999

1.  BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

    The accompanying June 30, 1999 and 1998 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.

    Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE  30,                         JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                 1999             1998            1999             1998
                                                                  ------------     ------------    ------------     ------------
Numerator:
  Net income                                                        $ 8,006          $ 8,393          $19,598          $17,417

Numerator for:
  Basic earnings per share of common stock                          $ 8,006          $ 8,393          $19,598          $17,417
  Diluted earnings per share of common stock                        $ 8,006          $ 8,393          $19,598          $17,417

Denominator:
  Denominator for basic earnings per share of common
  stock - weighted-average shares outstanding                        11,616           12,196           11,711           12,208

  Effect of dilutive securities:
   Stock options                                                         --               17               --               18
                                                                    -------          -------          -------          -------
   Denominator for diluted earnings per share of common
   stock adjusted - weighted-average shares outstanding              11,616           12,213           11,711           12,226

Basic earnings per share of common stock                            $   .69          $   .69          $  1.67          $  1.43
                                                                    =======          =======          =======          =======

Diluted earnings per share of common stock                          $   .69          $   .69          $  1.67          $  1.42
                                                                    =======          =======          =======          =======

    At June 30, 1999 no incremental shares related to stock options are included in the diluted average number of shares outstanding as the impact would have been antidilutive.

3.  INVESTMENTS

    The Company's investments in available-for-sale securities at June 30, 1999 are summarized as follows:

                                                                      COST OR         GROSS        GROSS
                                                                     AMORTIZED      UNREALIZED   UNREALIZED
                                                                        COST          GAINS        LOSSES     FAIR VALUE
                                                                   --------------   ----------   ----------   ----------
                                                                                        (IN THOUSANDS)
           Fixed-maturity investments:
              U. S. Government and Agencies                           $ 194,813      $  2,700     $  3,800    $ 193,713
              State, Municipalities and
                Political Subdivisions                                  320,389         2,369        5,133      317,625
              Mortgage-backed securities                                 36,991            29          410       36,610
              Corporate                                                 115,292            63        4,073      111,282
                                                                      ---------      --------     --------    ---------
           Total fixed-maturity investments                             667,485         5,161       13,416      659,230
           Equity investments                                            26,902         1,651           --       28,553
                                                                      ---------      --------     --------    ---------
           Total investments                                          $ 694,387      $  6,812     $ 13,416    $ 687,783
                                                                      =========      ========     ========    =========

4.  FEDERAL INCOME TAXES

    The components of the federal income tax provision in the accompanying statements of income are summarized as follows:

                                                                SIX  MONTHS ENDED
                                                                    JUNE 30,
                                                 ----------------------------------------------
                                                         1999                      1998
                                                 ---------------------   ----------------------
                                                                  (IN THOUSANDS)
               Current                                 $  5,662                  $  4,491
               Deferred                                   1,409                     1,213
                                                       --------                  --------
               Total                                   $  7,071                  $  5,704
                                                       ========                  ========

    A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                         ---------------------------------------------
                                                                  1999                    1998
                                                         ---------------------   ---------------------
                                                                          (IN THOUSANDS)
     Federal income tax at 35%                                 $  9,334                 $   8,092
     Increase (decrease) in taxes resulting from:
        Tax-exempt interest                                      (2,460)                   (2,445)
        Dividends received deduction                                (40)                      (79)
        Goodwill                                                    105                       105
        Other                                                       132                        31
                                                               --------                  --------
     Total                                                     $  7,071                  $  5,704
                                                               ========                  ========

    In July 1997, the Internal Revenue Service (IRS) completed its examination of the Company's 1993 federal income tax return and issued notices of proposed adjustment (IRS Form 5701) that would have increased the Company's 1993 tax liability. In June 1998, the IRS proposed similar adjustments with respect to the Company's 1994 and 1995 federal income tax returns. All three years (1993-
1995) were the subject of a settlement (IRS Form 870AD), accepted by the IRS as of July 16, 1999, that did not increase the Company's federal income tax liability.

5.  COMPREHENSIVE INCOME

    Total comprehensive income (loss) was ($2,714) and ($3,380) for the three and six months ended June 30, 1999 and $18,729 and $10,392 for the three and six months ended June 30, 1998, respectively.

6.  COMMITMENTS AND CONTINGENCIES

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

    The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8,

1998, the appellate court reversed the judgment against the Company in its entirety. The case is now remanded to the California Superior Court in which the judgment was originally entered. The Company has filed a motion in the Superior Court for entry of judgment in its favor. The bankruptcy estate has opposed this motion and is seeking a new trial. The matter is now under submission before the trial judge, who is expected to render a decision within the next 45 days. The Company believes that the action is entirely without merit and plans to aggressively pursue its rights.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is one of the nation's leading providers of medical malpractice insurance, based on direct premiums written in 1998. The Company currently insures more than 13,500 physicians, other providers and oral and maxillofacial surgeons practicing alone or in medical groups, clinics or other healthcare organizations. The Company also insures a variety of healthcare facilities, including hospitals, emergency departments, outpatient surgery and hemodialysis centers, and clinical and pathology laboratories. The Company currently writes professional liability insurance in 14 states, principally in California.

    Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known, and unknown risks, uncertainties and other factors based on the Company's estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss expenses (LAE) and expectations concerning the company's ability to retain its current insureds and to expand its product lines and its business in existing and into new geographical areas, including through its affiliation with a major insurance broker, Brown & Brown, are dependent upon a variety of factors, including future economic, competitive and market conditions; future legislative and regulatory changes; and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. In addition, the Company is subject to certain structural risks, including statutory restrictions on intercompany transactions within the Company's holding company structure, and uncertainties concerning compliance of the Company's computer systems with Year 2000 requirements. These risks and uncertainties are discussed in more detail under "Business - Risk Factors," and "Management's Discussion and Analysis - General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    Premiums Earned. Premiums earned were essentially unchanged at $39.4 million for the three months ended June 30, 1999 from $39.8 million for the same period in 1998. Medical malpractice premiums of physicians and medical groups were approximately $34.2 million for the three months ended June 30, 1999 compared to $36.4 million for the same period in 1998. This decrease was principally attributable to the loss of physician insureds during the second quarter of 1999 in medical specialties that experienced 1999 rate increases. Hospital medical malpractice premiums were approximately $2.4 million for the three months ended June 30,1999 compared to $2.9 million for the same period in 1998. Assumed reinsurance premiums were approximately $1.6 million for the three months ended June 30, 1999 compared to $0.8 million for the same period in 1998.

    Net Investment Income. Net investment income decreased to $10.0 million for the three months ended June 30, 1999 from $10.1 million for the same period in 1998. Average assets decreased to $757.5 million during the three months ended June 30, 1999 compared to $776.1 million for the same period in 1998. The investment portfolio contained a larger percentage of higher yielding corporate bonds during the three months ended June 30, 1999 than in the corresponding period in 1998.

    Realized Investment Gains. Realized investment gains were approximately $0.5 million for the three months ended June 30, 1999 compared to $1.7 million for the same period in 1998.

    Losses and LAE. Losses and LAE decreased to $32.2 million for the three months ended June 30, 1999 from $33.9 million for the same period in 1998. As a percentage of premiums earned, losses and LAE decreased to 81.7% for the three months ended June 30, 1999 from 85.3% for the same period in 1998 due to continued improvement in trends such as a decrease in the frequency of claims reported. For the three months ended June 30, 1999, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $15.4 million as compared to a reserve reduction of $16.1 million for the same period in 1998 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased by $0.3 million, or 4.4%, to $7.1 million for the three months ended June 30, 1999 from $6.8 million for the same period in 1998. The ratio of other operating expenses to premiums earned was 17.9% for the three months ended June 30, 1999 and 17.2% for the same period in 1998.

    Federal Income Taxes. Federal income tax expense was level at $2.7 million for the three months ended June 30, 1999 and for the same period in 1998. The effective tax rate is 25.1% for the three months ended June 30, 1999 compared to 24.4% for the same period in 1998.

    Net income for the second quarter of $8.0 million, or $0.69 per share, compares with $8.4 million, or $.069 per share, in 1998, based on fewer shares outstanding in 1999.

    Other comprehensive income or loss represents the change in the unrealized gains and losses of the Company's investments occurring during the period. The Company incurred other comprehensive losses for the second quarter of 1999 (net of tax benefit) of $10.7 million. The losses were primarily the result of increased market interest rates which reduced the value of the Company's investment portfolio. See "Quantitative and Qualitative Disclosures About Market Risk" below.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Premiums Earned. Premiums earned increased approximately $0.9 million, or 1%, to $80.4 million for the six months ended June 30, 1999 from $79.5 million for the same period in 1998. Medical malpractice premiums of physicians and medical groups were approximately $71.3 million for the six months ended June 30, 1999 compared to $69.1 million for the same period in 1998. This increase was the result of premiums attributable to an agency relationship with Brown & Brown, Inc., previously known as Poe & Brown, which commenced on January 1, 1998 principally in Florida, Connecticut and Georgia. Hospital medical malpractice premiums were approximately $4.6 million for the six months ended June 30,1999 compared to $5.3 million for the same period in 1998. Assumed reinsurance premiums were approximately $2.6 million for the six months ended June 30, 1999 compared to $2.0 million for the same period in 1998.

    Net Investment Income. Net investment income decreased to $19.4 million for the six months ended June 30, 1999 from $20.6 million for the same period in 1998. Average assets decreased to $765.3 million during the six months ended June 30, 1999 compared to $775.2 million for the same period in 1998. The investment portfolio has a higher percentage of lower yielding tax exempt bonds at June 30, 1999 than the corresponding period in the prior year.

    Realized Investment Gains. Realized investment gains were approximately $6.6 million for the six months ended June 30, 1999 compared to $4.1 million for the same period in 1998.

    Losses and LAE. Losses and LAE decreased to $65.8 million for the six months ended June 30, 1999 from $67.4 million for the same period in 1998. As a percentage of premiums earned, losses and LAE decreased to 81.8% for the six months ended June 30, 1999 from 84.8% for the same period in 1998 due to continued improvement in trends such as a decrease in the frequency of claims reporting. For the six months ended June 30, 1999, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $31.5 million as compared to a reserve reduction of $33.3 million for the same period in 1998 for claims incurred in prior policy years.

    Other Operating Expenses. Other operating expenses increased by $0.3 million, or 2%, to $14.2 million for the six months ended June 30, 1999 from $13.9 million for the same period in 1998. The ratio of other operating expenses to premiums earned was 17.7% for the six months ended June 30, 1999 and 17.5% for the same period in 1998.

    Federal Income Taxes. Federal income tax expense increased $1.4 million, to $7.1 million for the six months ended June 30, 1999 from $5.7 million for the same period in 1998. The effective tax rate is 26.5% for the six months ended June 30, 1999 compared to 24.7% for the same period in 1998 due to higher realized gains in 1999.

    Net income for the first six months of 1999 was $19.6 million, or $1.67 per share, compared to $17.4 million, or $1.43 per share in 1998. The difference was principally attributable to the larger capital gains realized in 1999.

    Other comprehensive income or loss represents the change in the unrealized gains and losses of the Company's investments occurring during the period. The Company incurred other comprehensive losses for the first six months of 1999 (net of tax benefit) of $23.0 million. The losses were primarily the result of increased market interest rates which reduced the value of the Company's investment portfolio. See "Quantitative and Qualitative Disclosures about Market Risk".

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

    Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 1999, the Company had negative cash flow from operations of $7.6 million compared to a positive cash flow of $6.4 million in 1998. The negative cash flow during 1999 was due to the unusually high payments of losses and LAE during the second quarter of 1999.

    The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $28.6 million at June 30, 1999. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future.

    The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March 1999. The

Company intends to lease its former headquarters to third parties. The Company expended $4.7 million for leasehold improvements and equipment through June 30, 1999, and estimates a total of $6.9 will be incurred.

    The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $49.2 million, or 6.7% of invested assets, at June 30, 1999. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

    SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 1999 without prior regulatory approval is approximately $41.1 million. Dividends of $26.0 million have been paid to SCPIE Holdings through July 31, 1999.

    On May 25, 1999 the Company entered into a Credit Agreement with Union Bank of California, N.A., First Union National Bank, and Dresdner Bank AG, as lenders. Under the Credit Agreement, the Company may borrow up to $75,000,000, from time to time, subject to certain conditions. The proceeds from the Credit Agreement may be used by the Company for general corporate purposes and certain other permitted uses. The Company has made no borrowings under this agreement.

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

    During May 1999, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. This authorization replaced the Company's prior program that expired on May 13. Since 1997, 848,700 shares were repurchased. From July 1, 1999 to August 1, 1999, an additional 20,100 shares were repurchased.

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

    During the first quarter of 1999, the Company conducted and completed testing and certification. The Company believes that its Year 2000 project, generally, is completed.

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

    The Company has developed contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has developed reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. The Company is developing plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company substantially completed contingency/recovery planning as of June 30, 1999.

Other Factors Affecting the Company's Businesses

    Any critical unresolved Year 2000 issues at the Company or with its external relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000." Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to various market risk exposures, including interest rate risk and equity price risk.

    The Company invests its assets primarily in fixed-maturity securities, which at June 30, 1999 comprised 89% of total investments at market value. U.S. government and tax-exempt bonds represent 78% of the fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 4% of total investment at market value. The remaining 7% of the investment portfolio consists of highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

    Interest rates have risen substantially since December 31, 1998, resulting in a 4.8% decline in the value of five year treasury bonds and adversely affecting the carrying value of the company's fixed maturity portfolio. At December 31, 1998 the Company's fixed maturities were valued at $23.2 million in excess of amortized cost. At June 30, 1999, the value of the portfolio had declined to $8.3 million below amortized cost.



                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case is now remanded to the California Superior Court in which the judgment was originally entered. The Company has filed a motion in the Superior Court for entry of judgment in its favor. The bankruptcy estate has opposed this motion and is seeking a new trial. The matter is now under submission before the trial judge, who is expected to render a decision within the next 45 days. The Company believes that the action is entirely without merit and plans to aggressively pursue its rights.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on May 13, 1999, the following individuals were reelected to the Board of Directors of the Company for a term ending in 2002: Charles B. McElwee, M.D. 8,054,307 votes for, 121,394 withheld authority; William A. Renert, M.D. 8,050,626 votes for, 125,075 withheld authority; Henry L. Stoutz, M.D. 8,048,749 votes for, 126,952 withheld authority; and Donald J. Zuk 8,033,247 votes for, 142,454 withheld authority.

    In addition, The Senior Executive Bonus Plan of SCPIE Holdings Inc. was approved with 7,258,256 votes for, 584,107 against, 333,338 abstentions, and no broker non-votes were received.

    Also, Ernst & Young LLP were reappointed as the independent auditor of the Company for the fiscal year ending December 31, 1999. With respect to this reappointment, 8,029,303 shares voted for ratification of this appointment, 39,060 shares voted against, 107,338 shares abstained, and no broker non-votes were received.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herewith.

3    Amended and Restated Bylaws

27   Financial Data Schedule

(b)  Reports on Form 8-K.
     A Form 8-K was filed on June 22, 1999,
     disclosing the execution of a Credit
     Agreement under Item 5 in such report.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SCPIE HOLDINGS INC.


Date:  August 13, 1999                 By:         /s/ Patrick T. Lo
                                         --------------------------------------
                                                       Patrick T. Lo
                                                  Senior Vice President
                                                and Chief Financial Officer