Form 10-Q
period 1999-09-30
SCPIE HOLDINGS INC
filed 1999-11-04
CIK 1013609

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1999             COMMISSION FILE NO. 1-12449


                              SCPIE HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                 95-4457980
      (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


    1888 CENTURY PARK EAST, STE. 800                       90067
         LOS ANGELES, CALIFORNIA                         (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)


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

                     Class                               Outstanding at November 2, 1999
   Preferred stock, par value $l.00 per share                 No shares outstanding
   Common stock, par value $0.0001 per share                    12,068,462 shares

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            SEPTEMBER  30,    DECEMBER 31,
                                                                                                 1999             1998
                                                                                            ---------------   -------------
                                                                                             (unaudited)
     ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value
    (amortized cost 1999 - $656,938; 1998 - $698,971)....................................         $644,509        $722,196
  Equity investments, at fair value
    (cost 1999 - $24,802; 1998 - $31,493)................................................           21,393          37,015
                                                                                                  --------        --------
          Total securities available-for-sale............................................          665,902         759,211
Short-term investments...................................................................           48,026          34,405
                                                                                                  --------        --------
          Total investments..............................................................          713,928         793,616
Cash.....................................................................................            9,957          12,305
Accrued investment income................................................................            9,785          11,440
Reinsurance recoverable..................................................................           34,973          24,899
Deferred federal income taxes............................................................           22,397          12,163
Costs in excess of net assets acquired...................................................            7,189           7,811
Property and equipment, net..............................................................           19,894          19,706
Other assets.............................................................................           34,226          39,529
                                                                                                  --------        --------
          Total assets...................................................................         $852,349        $921,469
                                                                                                  ========        ========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses....................................................         $448,622        $477,631
  Unearned premiums......................................................................           19,219          24,591
                                                                                                  --------        --------
          Total reserves.................................................................          467,841         502,222
Other liabilities........................................................................           15,768          32,729
                                                                                                  --------        --------
          Total liabilities..............................................................          483,609         534,951

Commitments and contingencies

    STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00, 5,000,000
shares authorized, no shares issued or outstanding                                                       -               -
Common stock, par value $.0001,  30,000,000
shares authorized, 12,792,091 shares issued,
1999 - 11,568,462 shares outstanding
1998 - 11,878,791 shares outstanding                                                                     1               1
Additional paid-in capital...............................................................           36,386          36,386
Retained earnings........................................................................          368,162         344,587
Treasury stock, at cost
  1999 - 723,629 shares and 1998 - 413,300 shares........................................          (25,514)        (13,141)
Accumulated other comprehensive income...................................................          (10,295)         18,685
                                                                                                  --------        --------
          Total stockholders' equity.....................................................          368,740         386,518
                                                                                                  --------        --------
          Total liabilities and stockholders' equity.....................................         $852,349        $921,469
                                                                                                  ========        ========

                            See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      --------------------         ---------------------
                                                                        1999        1998             1999        1998
                                                                      ---------   --------         ---------   ---------
Revenues:
  Premiums earned                                                      $38,826     $38,289          $119,219    $117,769
  Net investment income                                                  9,514       9,768            28,951      30,394
  Realized investment gains (losses)                                    (1,325)      3,269             5,283       7,330
  Other revenue                                                            166         158               396         428
                                                                       -------     -------          --------    --------
          Total revenues                                                47,181      51,484           153,849     155,921
Expenses:
  Losses and loss adjustment expenses                                   31,725      31,931            97,475      99,307
  Other operating expenses                                               7,307       6,767            21,556      20,707
                                                                       -------     -------          --------    --------
          Total expenses                                                39,032      38,698           119,031     120,014
                                                                       -------     -------          --------    --------
Income before federal income taxes                                       8,149      12,786            34,818      35,907
Federal income taxes                                                     1,370       3,374             8,441       9,078
                                                                       -------     -------          --------    --------
          Net income                                                   $ 6,779     $ 9,412          $ 26,377    $ 26,829
                                                                       =======     =======          ========    ========

Basic earnings per share                                               $  0.59     $  0.79          $   2.26    $   2.21
Diluted earnings per share                                             $  0.58     $  0.78          $   2.26    $   2.21

Cash dividend declared per share of common stock                       $  0.08     $  0.06          $   0.24    $   0.18



           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                       ACCUMULATED
                                                               ADDITIONAL                                 OTHER            TOTAL
                                                      COMMON    PAID-IN      RETAINED     TREASURY    COMPREHENSIVE    STOCKHOLDERS'
                                                      STOCK     CAPITAL      EARNINGS      STOCK          INCOME           EQUITY
                                                      ------   ----------   ----------   ----------   --------------   -------------
 BALANCE AT JANUARY 1, 1999                           $  1      $36,386      $344,587     $(13,141)       $ 18,685        $386,518
    Net income                                           -            -        26,377            -               -          26,377
    Other comprehensive loss for unrealized
      loss on securities net of  reclassification
      adjustments of $2,404 for losses
      included in net income.                            -            -             -            -         (28,980)        (28,980)
                                                                                                                          --------
          Comprehensive loss                                                                                                (2,603)

    Purchase of Treasury Stock                           -            -             -      (12,373)              -         (12,373)
    Cash dividend                                        -            -        (2,802)           -               -          (2,802)
                                                      ----      -------      --------     --------        --------        --------
 BALANCE AT SEPTEMBER 30, 1999                        $  1      $36,386      $368,162     $(25,514)       $(10,295)       $368,740
                                                      ====      =======      --------     ========        ========        ========

                            See accompanying notes.

                     SCPIE HOLDINGS INC. AND SUBISIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                               ---------------------   -----------------------
                                                                                 1999        1998         1999         1998
                                                                               ---------   ---------   ----------   ----------
OPERATING ACTIVITIES
Net income...................................................................  $  6,779    $  9,412    $  26,377    $  26,829
Adjustments  to reconcile  net income to net cash
provided by (used in) operating  activities:
  Unpaid losses and loss adjustment expenses, and
    reinsurance recoverables.................................................   (12,220)     (1,691)     (39,083)      26,708
  Provision for deferred federal income taxes................................       895         (26)       2,304        1,187
  Realized investments (gains) losses........................................       863      (2,124)      (3,433)      (4,764)
Changes in operating assets and liabilities:
  Accrued investment income..................................................     1,162       1,579        1,655        1,801
  Unearned premiums..........................................................    (3,533)     (1,982)      (5,372)       1,164
  Provisions for amortization and depreciation...............................     1,924        (422)       3,596        2,014
  Other liabilities..........................................................    (6,587)      4,500       (8,951)     (23,711)
  Other assets...............................................................     1,276        (137)       5,861      (15,738)
                                                                               --------    --------    ---------    ---------
       Net cash provided by (used in) operating activities                       (9,441)      9,109      (17,046)      15,490

INVESTING ACTIVITIES
   Purchases--fixed maturities...............................................   (32,915)    (84,030)    (238,262)    (232,576)
   Sales--fixed maturities...................................................    42,582      89,668      270,370      200,965
   Maturities--fixed maturities..............................................     1,000       1,565        3,928       29,058
   Purchases--equities.......................................................         -     (13,539)     (15,789)     (17,551)
   Sales--equities...........................................................         -       2,912       23,247        4,688
   Change in short-term investments, net.....................................     1,202       3,407      (13,621)      12,976
                                                                               --------    --------    ---------    ---------
          Net cash provided by (used in) investing activities................    11,869         (17)      29,873       (2,440)
                                                                               --------    --------    ---------    ---------

FINANCING ACTIVITIES
   Purchase of treasury stock................................................      (618)     (6,801)     (12,373)     (11,198)
   Cash dividends............................................................      (925)       (661)      (2,802)      (2,122)
                                                                               --------    --------    ---------    ---------
          Net cash used in financing activities..............................    (1,543)     (7,462)     (15,175)     (13,320)
                                                                               --------    --------    ---------    ---------
Increase (decrease) in cash..................................................       885       1,630       (2,348)        (270)

Cash at beginning of period..................................................     9,072      11,352       12,305       13,252
                                                                               --------    --------    ---------    ---------
Cash at end of period........................................................  $  9,957    $ 12,982    $   9,957    $  12,982
                                                                               ========    ========    =========    =========

                            See accompanying notes.

                     SCPIE HOLDINGS INC. AND SUBISIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

  The accompanying September 30, 1999 and 1998 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.

  Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                               SEPTEMBER  30,                              SEPTEMBER 30,
  (IN THOUSANDS, EXCEPT PER SHARE DATA)                  1999                 1998                  1999                 1998
                                                      ----------            --------             ---------            ----------
Numerator:
   Net income                                           $ 6,779              $ 9,412               $26,377              $26,829

Numerator for:
   Basic earnings per share of common stock             $ 6,779              $ 9,412               $26,377              $26,829
   Diluted earnings per share of common stock           $ 6,779              $ 9,412               $26,377              $26,829


Denominator:
   Denominator for basic earnings per share of
    common stock -- weighted-average shares
    outstanding                                          11,580               11,981                11,664               12,132


   Effect of dilutive securities:
     Stock options                                           19                   15                     6                   16
                                                        -------              -------               -------              -------
     Denominator for diluted earnings per share
      of common stock adjusted -- weighted-average       11,599               11,996                11,670               12,148
      shares outstanding

Basic earnings per share of common stock                $  0.59              $  0.79               $  2.26              $  2.21
                                                        =======              =======               =======              =======

Diluted earnings per share of common stock              $  0.58              $  0.78               $  2.26              $  2.21
                                                        =======              =======               =======              =======

3. INVESTMENTS

  The Company's investments in available-for-sale securities at September 30, 1999 are summarized as follows:

                                                                  COST OR         GROSS        GROSS
                                                                 AMORTIZED      UNREALIZED   UNREALIZED
                                                                    COST          GAINS        LOSSES     FAIR VALUE
                                                               --------------   ----------   ----------   ----------
                                                                                    (IN THOUSANDS)
     Fixed-maturity securities:
        Bonds:
           U. S. Government and Agencies                          $189,705        $2,399      $ 4,831     $187,273
           State, Municipalities and
             Political Subdivisions                                314,518         1,509        6,137      309,890
          Mortgage-backed securities, U.S. Government               36,987            56          455       36,588
          Corporate                                                115,728            38        5,008      110,758
                                                                  --------        ------      -------     --------
     Total fixed-maturity securities                               656,938         4,002       16,431      644,509
     Equity securities                                              24,802             -        3,409       21,393
                                                                  --------        ------      -------     --------
     Total                                                        $681,740        $4,002      $19,840     $665,902
                                                                  ========        ======      =======     ========

4. FEDERAL INCOME TAXES

  The components of the federal income tax provision in the accompanying statements of income are summarized as follows:

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ----------------------------
                                                 1999              1998
                                              ---------          ---------
                                                     (IN THOUSANDS)
          Current                               $6,364             $7,891
          Deferred                               2,077              1,187
                                                ------             ------
          Total                                 $8,441             $9,078
                                                ======             ======

  A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         -------------------------
                                                                            1999            1998
                                                                         ----------      ---------
                                                                                (IN THOUSANDS)
     Federal income tax at 35%                                             $12,186         $12,567
     Increase (decrease) in taxes resulting from:
        Tax-exempt interest                                                 (3,703)         (3,641)
        Dividends received deduction                                           (85)           (121)
        Goodwill                                                               158             158
        Other                                                                 (115)            115
                                                                           -------         -------
     Total                                                                 $ 8,441         $ 9,078
                                                                           =======         =======

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

5.   COMPREHENSIVE INCOME

  Total comprehensive income (loss) was $777 and $(2,603) for the three and nine months ended September 30, 1999 and $17,298 and $36,027 for the three and nine months ended September 30, 1998, respectively.

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

  The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company has filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate has the right to appeal this ruling to the district court of appeal. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company is one of the nation's leading providers of medical malpractice insurance, based on direct premiums written in 1998. The Company currently insures more than 14,500 physicians, other providers and oral and maxillofacial surgeons practicing alone or in medical groups, clinics or other healthcare organizations. The Company also insures a variety of healthcare facilities, including hospitals, emergency departments, outpatient surgery and hemodialysis centers, and clinical and pathology laboratories. The Company currently writes professional liability insurance in 14 states, principally in California.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

  Premiums Earned. Premiums earned were essentially unchanged at $38.8 million for the three months ended September 30, 1999 from $38.3 million for the same period in 1998. Medical malpractice premiums from physicians and medical groups were approximately $32.5 million for the three months ended September 30, 1999 compared to $34.2 million for the same period in 1998. This decrease was principally attributable to the loss of physician insureds during the second and third quarters of 1999 in medical specialties that experienced 1999 rate increases. Hospital medical malpractice premiums were approximately $2.1 million for the three months ended September 30, 1999 compared to $2.5 million for the same period in 1998. Assumed reinsurance premiums were approximately $2.9 million for the three months ended September 30, 1999 compared to $1.3 million for the same period in 1998. Other healthcare related liability premiums totaled $1.3 million for the three months ended September 30, 1999, compared to $0.3 million in 1998.

  Net Investment Income. Net investment income decreased to $9.5 million for the three months ended September 30, 1999 from $9.8 million for the same period in 1998. Average invested assets decreased to $725.5 million during the three months ended September 30, 1999 compared to $778.9 million for the same period in 1998. The investment portfolio contained a larger percentage of higher yielding bonds during the 1999 quarter than for the same period in 1998.

  Realized Investment Gains. Realized investment losses were approximately $1.3 million for the three months ended September 30, 1999 compared to a realized gain of $3.3 million for the same period in 1998.

  Losses and LAE. Losses and LAE were essentially unchanged at $31.7 million for the three months ended September 30, 1999 from $31.9 million for the same period in 1998. As a percentage of premiums earned, losses and LAE decreased to 81.7% for the three months ended September 30, 1999 from 83.4% for the same period in 1998. For the three months ended September 30, 1999, the Company reduced loss and LAE reserves incurred in prior policy years approximately $15.7 million as compared to a reserve reduction of $15.6 million for the same period in 1998 for claims incurred in prior policy years.

  Other Operating Expenses. Other operating expenses increased $0.5 million, or 7.4%, to $7.3 million for the three months ended September 30, 1999 from $6.8 million for the same period in 1998. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which was 18.8% for the three months ended September 30, 1999 and 17.7% for the same period in 1998. This increase reflected a greater proportion of broker produced premiums in the 1999 quarter compared to 1998.

  Federal Income Taxes. Federal income tax expense decreased to $1.4 million for the three months ended September 30, 1999 from $3.4 million for the same period in 1998. The effective tax rate is 16.8% for the three months ended September 30, 1999 compared to 26.3% for the same period in 1998 due to realized losses in 1999.

  Net income for the third quarter of $6.8 million, or $.59 per share, compares with $9.4 million, or $.79 per share, in 1998.

  Other comprehensive income or loss represents the change in the unrealized gains and losses of the company's investments occurring during the period. The Company incurred other comprehensive losses for the third quarter of 1999 (net of tax benefit) of $6.0 million. The losses were primarily the result of increased market interest rates that reduced the value of the Company's investment portfolio. See "Quantitative and Qualitative Disclosures About Market Risk" below.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

  Premiums Earned. Premiums earned increased approximately $1.4 million, or 1.2%, to $119.2 million for the nine months ended September 30, 1999 from $117.8 million for the same period in 1998. Medical malpractice premiums from physicians and medical groups were approximately $103.8 million for the nine months ended September 30, 1999 compared to $106.4 million for the same period in 1998. Hospital medical malpractice premiums were approximately $6.7 million for the nine months ended September 30, 1999 compared to $7.7 million for the same period in 1998. Assumed reinsurance premiums were approximately $5.5 million for the nine months ended September 30, 1999 compared to $3.3 million for the same period in 1998. Other healthcare related liability premiums totaled $3.2 million for the nine months ended September 30, 1999 compared to $0.4 million in 1998.

  Net Investment Income. Net investment income decreased approximately $1.4 million, or 4.6%, to $29.0 million for the nine months ended September 30, 1999 from $30.4 million and for the same period in 1998. Average invested assets decreased to $753.8 million during the nine months ended September 30, 1999 compared to $797.7 million for the same period in 1998.

  Realized Investment Gains. Realized investment gains were approximately $5.3 million for the nine months ended September 30, 1999 compared to $7.3 million for the same period in 1998.

  Losses and LAE. Losses and LAE decreased to $97.5 million for the nine months ended September 30, 1999 from $99.3 million for the same period in 1998. As a percentage of premiums earned, losses and LAE decreased to 81.8% for the nine months ended September 30, 1999 from 84.3% for the same period in 1998. For the nine months ended September 30, 1999, the Company reduced loss and LAE reserves incurred in prior policy years approximately $47.2 million as compared to a reserve reduction of approximately $48.9 million in loss and LAE reserves for the nine months ended September 30, 1998 for claims incurred in prior policy years.

  Other Operating Expenses. Other operating expenses increased $0.9 million, or 4.3%, to $21.6 million for the nine months ended September 30, 1999 from $20.7 million for the same period in 1998. The ratio of other operating expenses to premiums earned was 18.1% for the nine months ended September 30, 1999 and 17.6% for the same period in 1998.

  Federal Income Taxes. Federal income taxes decreased $0.7 million to $8.4 million for the nine months ended September 30, 1999 from $9.1 million for the same period in 1998. The effective tax rate decreased to 24.2% for the nine months ended September 30, 1999 from 25.3% for the same period in 1998, due primarily to lower realized gains in 1999.

  Net income for the first nine months of 1999 was $26.3 million, or $2.26 per share, compared to $26.8 million, or $2.21 per share in 1998.

  Other comprehensive income or loss represents the change in the unrealized gains and losses of the company's investments occurring during the period. The Company incurred other comprehensive losses for the first nine months of 1999 (net of tax benefit) of $29.0 million. The losses were primarily the result of increased market interest rates which reduced the value of the Company's investment portfolio. See "Quantitative and Qualitative Disclosures About Market Risk" below.

LIQUIDITY AND CAPITAL RESOURCES

  The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

  Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 1999, the Company had negative cash flow from operations of $16.8 million compared to a positive cash flow of $15.5 million in 1998. The negative cash flow during 1999 was due to the unusually high payments of losses and LAE during the second and third quarters of 1999.

  The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $21.4 million at September 30, 1999. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future.

  The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March 1999. The Company intends to lease its former headquarters to third parties. The Company expended $5.1 million for leasehold improvements and equipment through September 30, 1999, and estimates a total of $6.9 will be incurred.

  The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $48.0 million, or 6.7% of invested assets, at September 30, 1999. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

  SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 1999 without prior regulatory approval is approximately $41.1 million. Dividends of $26.0 million have been paid to SCPIE Holdings through October 31, 1999.

  On August 31, 1999, the California Insurance Commission approved a special dividend of $80.0 million from SCPIE Indemnity Company to SCPIE Holdings. The proceeds from this dividend will be used by the Company to purchase up to 2 million shares of its common stock through a procedure referred to as a "Dutch Auction." This procedure allows stockholders to select the price within a specified range (not in excess of $37.50, nor less than $34.25) at which each stockholder is willing to sell all or a portion of his or her shares to the Company. The offer commenced on October 14, 1999 and is scheduled to expire on November 10, 1999, unless extended by the Company.

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

  During May 1999, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. This authorization replaced the Company's prior program that expired on May 13. Since July 15, 1999, the Company has not purchased any shares under this program.

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

External Relationships

  The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, IT vendors, financial market data providers, major physician groups and major hospitals, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether all its external relationships will be Year 2000 ready.

Year 2000 Costs

  Year 2000 costs incurred were $101,000, $1,018,000 and $734,000 in 1999, 1998 and 1997, respectively, for a total of $1,853,000. The Company does not expect to incur any further Year 2000 costs. A large majority of these costs are expected to be incremental expenses that will not recur in the Year 2000 or thereafter. The Company expenses these costs as incurred and funds these costs through operating cash flows.

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

  The Company invests its assets primarily in fixed-maturity securities, which at September 30, 1999 comprised 90% of total investments at market value. U.S. government and tax-exempt bonds represent 77% of the fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 3% of total investment at market value. The remaining 7% of the investment portfolio consists of highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

  Interest rates have risen substantially since December 31, 1998, resulting in a decline in the value of five year treasury bonds and adversely affecting the carrying value of the company's fixed maturity portfolio. At December 31, 1998 the Company's fixed maturities were valued at $23.2 million in excess of amortized cost. At September 30, 1999, the value of the portfolio had declined to $12.4 million below amortized cost.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company has filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate has the right to appeal this ruling to the district court of appeal. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

27  Financial Data Schedule

(b)  Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCPIE HOLDINGS INC.


Date:  November 3, 1999               By:            /s/ Patrick Lo
                                         ---------------------------------------
                                                         Patrick Lo
                                             Senior Vice President and Chief
                                                    Financial Officer