Form 10-K405
period 1999-12-31
SCPIE HOLDINGS INC
filed 2000-03-30
CIK 1013609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999          Commission File No. 1-12449

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

                                     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 13, 2000, was approximately $281,450,490 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 13, 2000, the Registrant had issued and outstanding an aggregate of 9,901,269 shares of its Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 11, 2000 (only portions of which are incorporated by reference).

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

    SCPIE Holdings was organized in February 1996, as a Delaware corporation. The Company principally engages in conducting the business of its predecessor, the Exchange, through its subsidiaries. The insurance company subsidiaries of SCPIE Holdings include SCPIE Indemnity, American Healthcare Indemnity Company ("AHI") and American Healthcare Specialty Insurance Company ("AHSIC"). AHI and AHSIC were inactive insurance companies acquired by the Company in 1996 to expand the Company's operations outside California. AHI, domiciled in Delaware, is licensed to transact insurance in 46 states and the District of Columbia, and AHSIC, domiciled in Arkansas, is eligible to write policies as an excess and surplus line insurer in 29 states and the District of Columbia. During 1999, SCPIE Holdings contributed $2.0 million to the capital and surplus of AHSIC. During 1997, SCPIE Holdings contributed $25.0 million and $23.0 million to the capital and surplus of AHI and AHSIC, respectively. The other subsidiaries of SCPIE Holdings include SCPIE Insurance Services, Inc., a California licensed insurance agency, and two companies providing management services. The term "Insurance Subsidiaries" refers to SCPIE Indemnity, AHI and AHSIC.

OVERVIEW

    SCPIE Holdings is one of the nation's leading providers of medical malpractice insurance based on direct premiums written in 1999. The Company currently insures more than 14,500 physicians, other healthcare providers and oral and maxillofacial surgeons practicing alone or in medical groups, clinics or other healthcare organizations. The Company also insures a variety of healthcare facilities, including hospitals, emergency departments, outpatient surgery and hemodialysis centers, and clinical and pathology laboratories.

    The Company's total revenues and net income were $191.3 million and $29.9 million, respectively, for the year ended December 31, 1999 and were $210.0 million and $37.0 million, respectively, for the year ended December 31, 1998. As of December 31, 1999, the Company had $813.2 million of total assets and $294.7 million of total stockholders' equity.

    Medical malpractice insurance, or medical professional liability insurance, insures the physician, hospital or other healthcare provider against liabilities arising from the rendering of, or failure to render professional medical services. Under the typical medical malpractice insurance policy, the insurer also defends the insured against potentially covered claims. Based on data compiled by A.M. Best & Co. ("A.M. Best"), in 1998, total medical malpractice premiums in the United States were approximately $6.0 billion. In California, the second largest market for medical malpractice insurance based on direct premiums written, approximately $674.0 million of medical malpractice premiums were written in 1998. The Company's share of the medical malpractice premiums written in California in 1998 was approximately 17%. The Company's market share is substantially higher in Southern California where more than 91% of the Company's California insureds are located.

    The Company believes that its considerable market share for medical malpractice insurance in California is in large part due to the loyalty of its insured physicians. The Company attributes this loyalty to the high quality, personalized service it provides and its traditional focus on the California physician marketplace. Six county medical associations and several specialty societies in California have endorsed the medical malpractice insurance offered by the Company.

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

BUSINESS STRATEGY

    To position the Company to compete and grow its business successfully in the current environment, the Company has adopted a strategy that includes: (i) expanding the Company's product offerings, particularly to meet the liability insurance needs of larger, more diverse healthcare entities; (ii) diversifying geographically by increasing writings of medical malpractice insurance in states other than California; (iii) positioning the Company to take advantage of acquisition and consolidation opportunities relating to medical malpractice insurance; (iv) maintaining the Company's relationship with its primary policyholder base of California physician and medical group insureds; and (v) maintaining sufficient capital to take advantage of future market opportunities and to retain strong insurance ratings.

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

    In addition to its direct insurance operations, the Company has written a modest portfolio of assumed reinsurance business for a number of years. This has principally involved small participations in the reinsurance of primary and excess medical malpractice insurance programs. In the third quarter of 1999, the Company formed a Ceded and Assumed Reinsurance Division to materially expand its reinsurance operations. The strategic objective of this division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines in addition to medical malpractice to add diversity to the direct business of the Company. The Company expects that a primary source of this business will be placements from reinsurance brokers and intermediaries. The Company believes that this line of business will become an increasingly important aspect of its operations.

    Geographic expansion has been accomplished principally through an arrangement with Brown & Brown, Inc. ("Brown & Brown"), one of the nation's top independent insurance agency organizations. American Healthcare Indemnity Company ("AHI"), a subsidiary of SCPIE Holdings, entered into an agreement with Brown & Brown to market professional liability insurance to physicians and small medical groups in selected states commencing January 1, 1998. The program now has been expanded to encompass eight states, the largest in terms of premium volume being Connecticut, Florida and Georgia. Continued expansion of this relationship with Brown & Brown is an important element of the Company's strategy for diversification into states outside California. AHI has also expanded its operations outside California through sales of professional liability policies to physicians who do not meet the normal underwriting criteria of the Company. These policies are sold through various brokers typically at a higher premium. The broker relationships were developed from the medical malpractice insurance businesses AHI acquired from Fremont Indemnity Company (Fremont) and a small midwestern insurance company in 1998 and 1999, respectively. In 1999, the Company derived approximately 20% of its physician and medical group premium volume from policies issued outside the state of California. This expansion is in its initial stages. There is no assurance, however, that the Company will successfully retain or continue to expand this business or that it will ultimately be profitable.

    Additionally, the Company actively markets its hospital policies under a program directly and through regional and local brokers, and must compete with a number of insurance companies in the underwriting of hospital malpractice policies. At December 31, 1999, the Company insured 57 hospitals, of which 37 were located in California.

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

PRODUCTS

    The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, managed care organizations and other providers in the healthcare industry. The following table summarizes, by product, the direct premiums written by the Company for the periods indicated:

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                               1999                       1998                       1997
                                                          --------------             --------------              --------------
            Physician and medical group
             liability:
             Physician and medical group
                standard professional
                liability.............................        $125,572                $   108,679                    $109,393
             Nonstandard physicians...................           5,617                      1,299                       1,700
             Emergency medicine program...............           2,243                      2,012                       1,589
             Urgent care centers......................             234                        325                         277
                                                              --------                -----------                    --------
                Subtotal medical liability............         133,666                    112,315                     112,959

             Excess personal liability................             694                        701                         756
                                                              --------                -----------                    --------
                Subtotal physician and
                  medical group liability.............         134,360                    113,016                     113,715

           Hospital liability.........................          13,448                     10,432                       8,475
           Healthcare provider liability..............           1,142                        761                         800
           Healthcare facility liability..............           2,199                         --                          --
           Managed care organization errors
             and omissions............................             750                        740                         668

           Directors and officers'
             liability................................             809                        264                         252
                                                              --------                -----------                    --------
             Total....................................        $152,708                   $125,213 (1)                $123,910
                                                              ========                ===========                    ========

(1) During 1998, the Company reinsured 100% of the risk under certain physician and medical group liability policies, hospital liability policies, and healthcare provider and facility liability policies that were issued by other companies while the Company obtained certain regulatory licenses and approvals. Most of these policies were written directly by the Company during 1999. If these policies had been written directly by the Company during 1998, the total direct written premiums for 1998 would have been approximately $152.0 million.

    Physician and Medical Group Liability. The professional liability insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by or as a result of the performance of patient treatment, failure to treat and failure to diagnose a patient. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and also for certain other "premises" liabilities that may arise in the non-professional operations of the medical practice, such as slip and fall accidents, and a limited defense reimbursement benefit for proceedings instituted by state licensing boards and other governmental entities.

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

    The Company offers limits of insurance up to $10.0 million per claim or occurrence, with up to a $10.0 million aggregate policy limit for all claims reported or occurrences for each calendar year or other 12-month policy period. The most common limit is $1.0 million per claim or occurrence, subject to a $3.0 million aggregate policy limit. The Company's limit of liability under the excess personal liability insurance coverage is $1.0 million per occurrence with no aggregate limit. The defense reimbursement benefit for governmental proceedings is $25,000, and the medical payments benefit for persons injured in non-professional activities is $10,000.

    The following table summarizes the Company's physician and medical group professional liability direct premiums written for the year ended December 31, 1999:

                                                                        DIRECT
                                                                       PREMIUMS             PERCENTAGE
          GROUP SIZE                                                    WRITTEN              OF TOTAL
          ----------                                                  ----------           ------------
                                                                              (IN THOUSANDS)
           Sole practitioner physicians..........................       $ 83,128               62.2%
           Group with less than five physicians..................         21,063               15.8%
           Group with five through eight
           physicians............................................         11,702                8.7%
           Group with nine or more physicians....................         17,773               13.3%
                                                                        --------              -----
               Total.............................................       $133,666              100.0%
                                                                        ========              =====

    The Company has written professional liability insurance for oral surgeons in California for a number of years. Oral surgeons are frequently licensed physicians. Beginning in 2000, the Company will expand this program to offer coverage to oral surgeons nationally. The Company will also begin an expanded program to underwrite dentists in California and Texas.

    Hospital Liability. The Company writes hospital liability insurance on both a claims made and reported basis and a modified occurrence basis that in effect includes a combination of occurrence coverage and tail coverage for up to seven years after the policy terminates. The policy issued to hospitals provides protection for professional liabilities related to the operation of a hospital and its various staff committees, together with the same business liability, medical payments and employee benefit program liability coverages included in the policy for large medical groups. Prior to October 1, 1997, the limits of coverage under the hospital policies issued by the Company, net of reinsurance, were $500,000 for each claim or occurrence, with no aggregate limit. Since October 1, 1997, the Company has offered primary limits of $1.0 million for each claim or occurrence and excess limits up to $50.0 million with no aggregate limit. The Company reinsures 90% of the excess limits of coverage.

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

    Managed Care Organization Errors and Omissions. The Company offers a policy for managed care organizations. The policy provides coverage for liability arising from covered managed care incidents or vicarious liability for medical services rendered by non-employed physicians. Covered services include peer review, healthcare expense review, utilization management, utilization review and claims and benefit handling in the operation of the managed care organizations. These policies are generally issued on a claims made and reported basis. The annual aggregate limits of coverage under the current managed care organization policies issued by the Company are between $1.0 million and $5.0 million.

    Directors and Officers' Liability. In 1996, the Company began to directly write renewals of these policies previously underwritten by other companies, accounting for approximately $252,000 in direct premiums written in 1997, $264,000 in 1998, and $809,000 in 1999. In 1999, the Company began offering a new directors and officers' liability policy, and expanded its marketing of this program. The directors and officers' liability policies are generally issued on a claims made and reported basis. The limits of coverage on directors and officers' liability policies written by the Company are between $1.0 million and $5.0 million.

    Billing Errors and Omissions. In late 1999, the Company began offering a newly designed product that provides physicians and medical groups with protection for defense expenses and certain liabilities related to governmental investigations into billing errors and omissions to Medicare and other governmentally subsidized patients.

    Premium volume for all of the foregoing products has been small, but the Company considers these products important to its expansion plans.

MARKETING AND POLICYHOLDER SERVICES

    Historically the Company marketed its physician professional liability policies directly to physicians and medical groups in California.
Infrequently, larger medical groups were written through insurance brokers.
The Company actively marketed hospital policies through brokers when it
commenced offering this coverage in 1994.   Two years ago, brokered business
became the predominant source of new physician and medical group policies as a result of the Brown & Brown marketing arrangement and a broker network obtained through the Fremont acquisition.

    The Company's marketing organization has approximately 33 employees who provide marketing support to brokers and service large physician medical groups
and hospital accounts.   In support of its broker network, the Company markets
to sole practitioner physicians and other prospective policyholders through its relationships with medical associations, referrals by existing policyholders, educational seminars, advertisements in medical journals plus direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

    The Company attracts new physicians through special rates for medical residents and discounts for physicians just entering medical practice. In addition, the Company participates as a sponsor and participant in various medical group and hospital administrators' programs, medical association and specialty society conventions and similar programs that provide visibility in the healthcare community.

    The Company maintains marketing offices in Addison, Texas, Boca Raton, Florida and Phoenix, Arizona to support broker's marketing and sales activities and service direct hospital insureds. The Company has one principal brokerage relationship in California that accounts for the majority of hospitals insured in that state.

    Six county medical associations and several specialty societies have endorsed the Company's professional liability program. The Company considers these endorsements to be helpful in its marketing efforts. The county medical associations also perform certain limited information verification services for the Company.

    Effective January 1, 1998, Brown & Brown, formerly Poe & Brown, began marketing the Company's professional liability policies on an exclusive basis to individual physicians and medical groups of fewer than 20 physicians. The Company retains the right to market groups above this size threshold through other brokers. This exclusive marketing arrangement is effective only in designated states, initially Connecticut, Florida, Georgia and Louisiana. Since then, Alabama, Kentucky, Oklahoma and Texas have been added to the Brown & Brown
marketing arrangement.   Brown & Brown is one of the nation's top independent
insurance agency organizations, with an established physician medical malpractice program offered to customers through a large select network of local and regional brokers.

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

    The underwriting department submits recommendations for premium surcharges or non-renewal of physicians to the physicians' underwriting committee of the Company, which is comprised solely of physicians, many of whom are insureds or retired insureds of the Company and members of the Board of Directors. Members of the committee are not employees of the Company, but receive compensation for their services on the committee. Physicians have the right to seek reconsideration of surcharges from the committee. The Company has found that physician interchange with the committee is often helpful in improving the practice characteristics of the insured.

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

    For hospitals that were formerly insured by the Company through its relationship with a large insurance broker that encountered financial difficulties, the Company has generally issued its policies utilizing schedules of coverage, limits, rating factors and other pertinent information supplied to the Company by the broker. The Company is now developing its own rating experience with these insureds and is individually underwriting these policies.

    Brown & Brown performs most of the underwriting functions with respect to policies issued by the Company under its arrangement with Brown & Brown for physician professional liability and other coverages. Brown & Brown has an experienced, fully staffed underwriting department that has underwritten the program for a number of years. The Company has coordinated with Brown & Brown to provide assurance that the underwriting standards and their application are consistent.

RATES

    The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and loss adjustment expense (LAE) experience it has developed over the past 20 years and upon rates charged by its competitors. The Company has various rating classifications based on practice, location, medical specialty, limits and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed nonstandard programs for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for hospitals and managed care organizations utilizing data publicly filed by other insurers. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. The rates for directors and officers' liability are developed using historical data publicly filed by other insurers, financial analysis and loss history. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

    Between 1993 and 1999, the Company instituted annual overall rate increases ranging from 3.7% to 9.2% on its physician professional liability policies in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to these rate increases, but realized a modest increase in its premium volume through 1998 and has improved its
underwriting results.   In 1999, the Company experienced a small decrease in
earned premium volume as a result of its 3.7% rate increase. The Company has instituted no rate increase for 2000. It appears that the Company's competitors are also foregoing rate increases for the current year, and the current competitive conditions will continue to persist.

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

    The Company emphasizes early evaluation and aggressive management of claims. Claims department professionals complete a full evaluation and reserving of claims under "fast-track" within six months of the filing of a claim and on all other cases within 12 months after filing. The Company has established different levels of authority within the claims department for approval of reserves and settlement of claims. The Company has a claims committee comprised solely of physicians which meets periodically with the vice president in charge of claims and other claims managers to consider and evaluate cases that have complex medical issues and subject the Company to large exposures. At December 31, 1999, the Company had 3,240 open claims.

    The Company vigorously defends its insureds against claims, but seeks to resolve expediently cases with high exposure potential. The defense of a medical professional liability claim requires significant cooperation between the litigation supervisor or claims department manager responsible for the claim and the insured physician. California law requires that a medical professional liability claim cannot generally be settled without the consent of the physician insured. California law further requires that the insurer report such settlements to a medical disciplinary board, and Federal law requires that any claim payment, regardless of amount, be reported to a national data bank which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees. Thus, the physician is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to the physician's ability to practice. The claims department supervisor must be able to fully evaluate considerations of settlement or trial and to communicate effectively the Company's recommendation to its insured. If the insured will not consent to a settlement offer, the Company may be exposed to a larger judgment if the case proceeds to trial.

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

    The Company's loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

                                                                                                     DECEMBER 31,
                                                                                           ----------------------------------
                                                                                            1999          1998         1997
                                                                                           -------      --------     --------
       Reserves for losses and LAE at beginning
       of year......................................................................       $477,631     $454,971     $459,567
       Less reinsurance recoverables................................................         24,899       21,531       19,266
                                                                                           --------     --------     --------
       Reserves for losses and LAE, net of related
       reinsurance recoverable, at
       beginning of year............................................................        452,732      433,440      440,301
                                                                                           --------     --------     --------
       Reserves from purchase of Fremont
       Indemnity Company............................................................             --       36,972           --
       Provision for losses and LAE for claims
       occurring in the current year, net of
       reinsurance..................................................................        183,959      197,870      176,586
       Decrease in estimated losses and LAE for
       claims occurring in prior years, net of
       reinsurance..................................................................        (61,179)     (65,662)     (53,209)
                                                                                           --------     --------     --------
       Incurred losses during the year, net of
       reinsurance..................................................................        122,780      132,208      123,377
                                                                                           --------     --------     --------
       Deduct losses and LAE payments for
       claims, net of reinsurance, occurring
       during:
         Current year...............................................................         13,742       14,408       11,814
         Prior years................................................................        156,913      135,480      118,424
                                                                                           --------     --------     --------
                                                                                            170,655      149,888      130,238
                                                                                           --------     --------     --------
       Reserve for losses and LAE, net of
       related reinsurance recoverable, at
       end of year..................................................................        404,857      452,732      433,440
       Reinsurance recoverable for losses
       and LAE, at end of year......................................................         45,007       24,899       21,531
                                                                                           --------     --------     --------
       Reserves for losses and LAE, gross
       of reinsurance recoverable, at end
       of year......................................................................       $449,864     $477,631     $454,971
                                                                                           ========     ========     ========

    In 1999, the Company experienced a number of large paid losses under its physician and medical group policies that were in excess of the limits of insurance retained by the Company. In addition, the Company established significant reserves for such excess losses for certain claims reported under its hospital policies. These payments and reserve increases resulted in the significant increase in reinsurance recoverable at the end of 1999.

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

    In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1999 to be $100,000 was first reserved in 1989 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1989 through 1998 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.


                                                                       YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------------
                                 1989         1990        1991        1992        1993        1994        1995        1996
                               --------     --------    --------    --------    --------    --------    --------   ----------
                                                                            (IN THOUSANDS)
Loss and LAE
  reserves.............        $412,679     $427,049    $439,908    $465,423    $472,129    $449,566    $446,627   $  440,301
Liability reestimated
  as of:
  One year later.......         375,764      401,878     409,966     421,994     411,915     391,733     386,879      387,094
  Two years later......         348,781      368,124     364,105     368,521     363,562     337,441     337,760      301,794
  Three years later...          320,319      324,370     316,220     325,073     315,712     304,063     264,813      259,022
  Four years later.....         294,992      284,628     282,291     292,801     293,711     254,004     236,609
  Five years later.....         266,649      264,582     261,344     274,304     262,879     239,372
  Six years later......         256,900      251,335     252,077     257,864     254,502
  Seven years later...          247,678      245,745     243,216     252,353
  Eight years later ...         244,863      241,533     240,306
  Nine years later.....         242,973      239,883
  Ten years later......         241,836
Cumulative
  redundancy...........         170,843      187,166     199,602     213,070     217,627     210,194     210,018      181,280
Cumulative
  amount of
  liability paid
  through:
  One year later.......          85,771      103,983     101,001     105,678     121,106     109,481     101,844      118,307
  Two years later......         162,264      171,327     171,429     184,883     192,519     170,603     170,932      181,116
  Three years later....         204,129      206,499     205,829     219,649     217,484     202,660     195,265      207,141
  Four years later.....         221,479      221,654     221,884     232,379     231,794     213,431     207,454
  Five years later.....         228,922      230,606     227,692     237,879     237,272     221,409
  Six years later......         234,202      232,410     231,277     240,363     241,904
  Seven years later....         235,274      232,912     232,416     242,698
  Eight years later....         235,362      233,263     233,784
  Nine years later.....         235,621      243,010
  Ten years later......         236,363
Net reserves--
  December 31..........                                                         $472,129    $449,566    $446,627   $  440,301
Reinsurance
  recoverables.........                                                           18,644      19,177      19,560       19,266
                                                                                --------    -------     --------   ----------
Gross reserves.........                                                         $490,773    $468,743    $466,187   $  459,567
                                                                                ========    ========    ========   ==========

                                 YEAR ENDED DECEMBER 31,
                            --------------------------------
                              1997        1998        1999
                            --------    --------    --------
                                    (IN THOUSANDS)
Loss and LAE
  reserves.............     $433,440    $452,732    $404,857
Liability reestimated
  as of:
  One year later.......      339,672     391,553
  Two years later......      283,276
  Three years later...
  Four years later.....
  Five years later.....
  Six years later......
  Seven years later...
  Eight years later ...
  Nine years later.....
  Ten years later......
Cumulative
  redundancy...........      150,165      61,179
Cumulative
  amount of
  liability paid
  through:
  One year later.......      107,748     156,912
  Two years later......      179,016
  Three years later....
  Four years later.....
  Five years later.....
  Six years later......
  Seven years later....
  Eight years later....
  Nine years later.....
  Ten years later......
Net reserves--
  December 31..........     $433,440    $452,732    $404,857
Reinsurance
  recoverables.........       21,531      24,899      45,007
                            --------    --------   ---------
Gross reserves.........     $454,971    $477,631    $449,864
                            ========    ========   =========

    The Company has historically experienced favorable loss and LAE reserve development. The Company believes that the favorable loss and LAE reserve development since 1989 has resulted from four factors: (i) the Company's conservative approach to establishing reserves for medical malpractice insurance losses and LAE; (ii) the continuing benefits from the Medical Injury Compensation Reform Act ("MICRA"), the California tort reform legislation that was declared constitutional in a series of decisions by the California Supreme Court in the mid-1980s; (iii) benefits from California legislation requiring matters in litigation to proceed more expeditiously to trial; and (iv) improved results from a restructuring of the Company's internal claims process. See "-- Regulation -- Medical Malpractice Tort Reform" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." The Company believes, based on its analysis of annual statements filed with state regulatory authorities, that its principal California competitors have experienced similar favorable loss and LAE reserve development in past years.

    General liability losses have been less than 1.9% of medical malpractice losses in the last five years. The Company does not have material reserves for pollution claims and the Company's claims experience for pollution coverage has been negligible.

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

REINSURANCE

    Reinsurance Ceded. The Company follows customary industry practice by reinsuring a portion of its risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 1999, the Company ceded $13.9 million of its earned premiums to reinsurers.

    The Company's reinsurance arrangements are generally placed through its exclusive reinsurance broker, Guy Carpenter & Company, Inc. For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident for its physician and medical group policies and had various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of allocated loss adjustment expenses (ALAE). For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company has consolidated these treaties into a program in which the Company retains the first $2.0 million of losses and ALAE per incident and the reinsurers cover losses in excess of this amount up to $50.0 million.

    The Company often has more than one insured named as a defendant in a lawsuit or claim arising from the same incident, and, therefore, multiple policies and limits of liability may be involved. The Company's reinsurance program is purchased in several layers, the limits of which may be reinstated under certain circumstances, at the Company's option subject to the payment of additional premiums. Through 1999, the Company also reinsured a portion of the reinstatement premiums under a separate treaty, together with certain other miscellaneous liability exposures, including retroactive liability for two insurance layers from several past years and aggregate extension coverage which provides additional aggregate loss limits for the layer $1.0 million excess of $1.0 million, each occurrence, for specified years.

    The Company has a separate quota share reinsurance treaty with respect to its managed care organization errors and omissions policies and any directors and officers' liability policies it may write. Under the most recent treaty, the reinsurers bear 50% of all losses and ALAE incurred under these policies. All losses and LAE incurred greater than $1.0 million but not ceded under the quota share agreement are subject to ceding under the excess of loss treaties above.

    Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd's of London ("Lloyd's") to avoid concentrations of credit risk. The following table identifies the Company's most significant reinsurers, their percentage participation in the Company's aggregate reinsured risk based upon premiums paid by the Company and their rating as of December 31, 1999. No other single reinsurer's percentage participation in 1999 exceeded 5% of total reinsurance premiums.


                                                   PREMIUMS CEDED                 PERCENTAGE OF TOTAL
                                                   FOR YEAR ENDED                    REINSURANCE
                                                 DECEMBER 31, 1999    RATING(1)        PREMIUMS
                                                 -----------------    ---------   -------------------
                                                   (IN THOUSANDS)
      Hannover Ruckversicherungs..............         $3,960             A+               22%
      Lloyd's of London Syndicates............          6,589             A                36%
      American Re.............................          2,073             A                11%
      CNA International Reinsurance Co........          1,101             A                 6%

____________

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

    Reinsurance and Excess Liability Insurance Assumed. The Company assumes a small amount of reinsurance covering medical professional liability risks primarily in the United States, and has small participations in other property and casualty reinsurance syndicates. The Company has engaged in this assumed reinsurance business for a number of years.

    In August 1999, the Company formed a Ceded and Assumed Reinsurance Division to materially expand its reinsurance operations. The strategic objective of this division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines of insurance other than medical malpractice to add diversity to the direct business of the Company. A primary source of business will be placements from reinsurance brokers and intermediaries. The Company expects that another source will be generated from strategic investments. In November 1999, the Company purchased approximately 9.5% of the outstanding common stock of GoshawK Insurance Holdings plc ("GoshawK"). GoshawK is a publicly traded underwriter at Lloyd's of London. As part of this transaction, the Company entered into a quota share reinsurance treaty effective January 1, 2000, under which the Company has assumed 7.5% of GoshawK's annual premium.

    The general expansion of the Company into assumed reinsurance is in its initial state. The Company cannot predict whether it will develop sufficient opportunities in this line of business or whether this business will be profitable.

INVESTMENT PORTFOLIO

    An important component of the Company's operating results has been the return on its invested assets. Investments of the Company are made by investment managers under policies established and supervised by the Board. The Company's investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields. The investment manager for the portfolio of SCPIE Indemnity is Brown Brothers Harriman & Co., and the investment manager for AHI and AHSIC is Conning & Co.

    All of the fixed maturity securities are classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported directly through stockholders' equity, and have no effect on net income. The following table sets forth the composition of the investment portfolio of the Company at the dates indicated.


                                                                    DECEMBER 31, 1999               DECEMBER 31, 1998
                                                                ---------------------------    ---------------------------
                                                                  COST OR                        COST OR
                                                                 AMORTIZED          FAIR        AMORTIZED          FAIR
                                                                   COST             VALUE          COST            VALUE
                                                                -----------        --------    ------------      ---------
                                                                                      (IN THOUSANDS)
 Fixed maturity securities:
   U.S. Government and
    Agencies............................................          $141,274         $134,090       $237,290        $252,800
   State, municipalities and
    political subdivisions..............................           253,741          247,384        348,161         355,402
   Mortgage-backed securities,
    U.S. Government.....................................            49,800           48,481         68,542          68,938
   Corporate............................................           126,886          118,618         44,881          44,959
   Other................................................                91               91             97              97
                                                                  --------         --------       --------        --------
    Total fixed maturity securities.....................           571,792          549,024        698,971         722,196

 Common stocks............................................          33,428           33,464         31,493          37,015
                                                                   -------          -------       --------        --------

Total.....................................................        $605,220         $582,488       $730,464        $759,211
                                                                  ========         ========       ========        ========

    The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. The Company's portfolio of unaffiliated equity securities was $33.5 million at December 31, 1999.

    The Company's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. The Company's investment policy provides that fixed maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 1999:

                                                                               AMORTIZED       FAIR       PERCENTAGE OF
      TYPE/RATING OF INVESTMENT(1)                                                COST         VALUE       FAIR VALUE
      ----------------------------                                             ---------     ---------    -------------
                                                                                            (IN THOUSANDS)
       AAA (including U.S. Government and
         Agencies).....................................................         $275,805      $265,603         48.4%
       AA..............................................................          208,676       199,349         36.3
       A...............................................................           70,270        67,925         12.4
       BBB.............................................................            9,763         9,020          1.6
       Non rated(2)....................................................            7,278         7,127          1.3
                                                                                --------      --------        -----
                                                                                $571,792      $549,024        100.0%
                                                                                ========      ========        =====

____________

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

  The following table sets forth certain information concerning the maturities of fixed maturity securities in the Company's investment portfolio as of December 31, 1999:

                                                                             AMORTIZED       FAIR       PERCENTAGE OF
                                                                                COST        VALUE         FAIR VALUE
                                                                             ---------     --------     -------------
                                                                                          (IN THOUSANDS)
      Years to maturity:
        One or less...................................................        $  2,731     $  2,735            .4%
        After one through five........................................          90,491       89,289          16.3
        After five through ten........................................         192,626      182,712          33.1
        After ten.....................................................         236,144      225,447          41.1
      Mortgage-backed securities......................................          49,800       48,841           9.1
                                                                              --------     --------         -----
                Totals................................................        $571,792     $549,024         100.0%
                                                                              ========     ========         =====

    The average weighted maturity of the securities in the Company's fixed maturity portfolio as of December 31, 1999 was 5.98 years. The average duration of the Company's fixed maturity portfolio as of December 31, 1999 was 5.1 years.

    The Company also maintains cash and highly liquid short-term investments, which at December 31, 1999 totaled $72.9 million.

    The following table summarizes the Company's investment results for the three years ended December 31:

                                                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                              1999             1998            1997
                                                                            --------         --------        -------
                                                                                          (IN THOUSANDS)
FIXED MATURITY SECURITIES:
Average invested assets (includes short-
  term cash investments)(1).........................                        $689,036         $739,734        $718,239
Net investment income:
  Before income taxes...............................                          36,771           39,654          39,926
  After income taxes................................                          28,557           30,733          30,731
Average annual return on investments:
  Before income taxes...............................                            5.34%            5.36%           5.56%
  After income taxes................................                            4.14%            4.15%           4.28%
Net realized investment gains (losses) after
  income tax........................................                        $   (255)        $  5,804        $  1,909
EQUITY SECURITIES:
Average invested assets(2)..........................                        $ 35,239         $ 30,269        $ 21,750
Net investment income:
  Before income taxes...............................                             927              713             840
  After income taxes................................                             742              564             777
Average annual return on investments:
  Before income taxes...............................                            2.63%            2.36%           3.86%
  After income taxes................................                            2.11%            1.86%           3.57%
Net realized investment gains after
  income tax........................................                        $     63         $  1,430        $  2,382

____________

(1) Fixed maturity securities at cost.

(2) Equities at market.

COMPETITION

    The physician professional liability insurance market in California is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies, Norcal Mutual Insurance Company, The Doctors' Company and Medical Insurance Exchange of California, with several commercial insurers, including CNA Insurance Companies, and also with a physicians' mutual protection trust. The physician-owned insurance companies were organized at approximately the same time as the Company and all of these companies have expanded their operations in California. Each of these companies is actively engaged in soliciting insureds in Southern California, the Company's primary area of operations, and each has offered assessments or premiums at very competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include dividend policy, financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, commercial insurance companies such as Farmers Group, Inc. and MMI Companies, Inc. (MMI) now actively compete for larger medical groups in the California market, and companies endorsed by specialty medical societies are also entering the market. St. Paul Companies, Inc., the largest national medical professional liability insurance company, has agreed to acquire MMI and may become a more active competitor in the California market for physicians and medical groups.

    The hospital professional liability insurance market is also extremely competitive. Most of the Company's principal insurance company competitors for physicians and medical groups, as well as a hospital industry sponsored captive insurance company, actively compete in the hospital professional liability insurance market. The largest writer of malpractice insurance for hospitals in California is an affiliate of Farmers Group, Inc. The Company actively markets its hospital policies through brokers and directly under a new program and competes not only with Farmers Group, Inc. affiliates but also with MMI, Executive Risk Inc. and a number of other insurance companies in the underwriting of hospital malpractice policies.

    The Company expects to encounter similar competition from local doctor-owned insurance companies and commercial companies in other states as it carries out its expansion plans. The Company plans to compete in other states principally through independent agents and brokers, such as its relationship with Brown & Brown, and by offering superior policyholder services. The Company also intends to expand its business through business combinations with medical professional liability insurers. All markets in which the Company now writes insurance and in which it expects to enter have certain competitors with pre-existing relationships with prospective customers, name recognition in those states and in many cases greater financial and operating resources than the Company. Marketing efforts in states other than California will take substantial time and resources in order for prospective customers to become familiar with the Company and its insurance products.

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

    Holding Company Regulation. SCPIE Holdings is subject to the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The Holding Company Act requires the Company periodically to file information with the California Department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates of an "extraordinary" type may not be effected if the California Commissioner disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit and investments, in the net aggregate, involving more than the lesser of 3% of the insurer's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31.

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

    The Company is also subject to insurance holding company laws in other states that contain similar provisions and restrictions.

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

    On August 31, 1999, the California Insurance Commissioner approved a special dividend of $80.0 million from SCPIE Indemnity Company to SCPIE Holdings, which was distributed on November 9, 1999. The proceeds from this dividend were used by the Company to purchase 2,023,973 shares of its common stock at $35 per share through a procedure referred to as a "Dutch Auction." Including the special dividend, total dividends of $106.0 million were paid to SCPIE Holdings in 1999. Because of the large amount of these dividends paid to SCPIE Holdings on November 9, 1999, additional dividends in 2000 in any material amount effectively may not be paid to SCPIE Holdings, without regulatory approval, until 12 months after that date. The Company believes that SCPIE Holdings has sufficient liquid assets and other resources of cash that no dividends will be required until after November 9, 2000.

    Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") has developed a methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. At December 31, 1999, each of the Insurance Subsidiaries' RBC exceeded the threshold requiring the least regulatory attention.

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

    Prior Approval of Rates and Policies. Pursuant to the California Insurance Code, the Company must submit rating plans, rates, policies and endorsements to the Insurance Commissioner for prior approval. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms or manuals if the Insurance Commissioner does not approve such items. In the past, all of the Company's rate applications have been approved in the normal course of review. AHI is similarly required to make certain policy form and rate filings in most of the other states to permit the Company to write medical malpractice insurance in these states. AHSIC is required in many states to obtain approval to issue policies as a non-admitted excess and surplus lines insurer, but it is typically not required to obtain rate approvals.

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

    The constitutionality of the various provisions of MICRA was judicially challenged soon after its enactment, and California trial courts and intermediate appellate courts reached conflicting decisions. The California Supreme Court, in a series of decisions rendered during 1984 and 1985, upheld the constitutionality of MICRA. Bills have been introduced in the California Legislature from time to time to modify or limit certain of the tort reform benefits provided to physicians and other healthcare providers by MICRA. In 1987, the principal proponents and opponents of MICRA signed an agreement under which the parties agreed to a five-year moratorium on amendments to MICRA, except for an increase in the limits on plaintiffs' attorneys' fees, which was enacted at the time of this agreement. This moratorium expired by its terms on December 31, 1992. Many legislative changes to MICRA have been introduced since that time, but neither the proponents nor opponents have been able to enact significant changes. The Company cannot predict what changes, if any, to MICRA may be enacted during the next few years or what effect such changes might have on the Company's medical malpractice insurance operations.

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

EMPLOYEES

  As of December 31, 1999, the Company employed 239 persons. None of the employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

  The Executive Officers of the Company and their ages as of March 13, 2000 are as follows:

      Name            Age                         Position
----------------      ------     -----------------------------------------
Donald J. Zuk         63         President, Chief Executive Officer and
                                 Director
Patrick S. Grant      57         Senior Vice President, Marketing
Joseph P. Henkes      50         Secretary and Senior Vice President,
                                 Operations and Actuarial Services
Patrick T. Lo         47         Senior Vice President and Chief Financial
                                 Officer
Timothy C. Rivers     51         Senior Vice President, Ceded and Assumed
                                 Reinsurance

    Donald J. Zuk has been President and Chief Executive Officer of SCPIE Management Company since 1989. Prior to joining SCPIE Management Company, he served 22 years with Johnson & Higgins, insurance brokers. His last position there was Senior Vice President in charge of its Los Angeles Healthcare operations, which included the operations of SCPIE under a contract that then existed with SCPIE Management Company. Mr. Zuk is a director of BCSI Holdings Inc. and Homeowners Holding Company, both privately held insurance companies.

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

    Patrick T. Lo has been Senior Vice President since 1999 and Chief Financial Officer of the Company since 1993. From 1990 to 1993 he served as Vice President and Controller of the Company. Prior to that time, he spent nine years as Assistant Controller, Assistant Vice President and Vice President at The Doctors' Company, a California medical malpractice insurance company.

    Timothy C. Rivers has been with SCPIE since August 1999. Prior to that time, he spent 17 years with Guy Carpenter & Company, a reinsurance brokerage subsidiary of Marsh McLennan, and a predecessor business, Willcox & Company. Mr. Rivers has worked on the Company operations since 1985.

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

CONCENTRATION OF BUSINESS

    Substantially all of the Company's direct premiums written are generated from medical malpractice insurance policies issued to physicians and medical groups and other providers in the healthcare industry. As a result, negative developments in the economic, competitive or regulatory conditions affecting the medical malpractice insurance industry, particularly as such developments might affect medical malpractice insurance for physicians, could have a material adverse effect on the Company's results of operations.

    Most of the Company's direct premiums written are generated in Southern California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in Southern California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

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

COMPETITION

    The Company competes with numerous insurance companies in the California market. The Company's principal competitors for physicians and medical groups consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians' mutual protection trust, which levies assessments primarily on a "claims paid" basis. In addition, commercial insurance companies such as Farmers Group, Inc., Executive Risk Inc. and MMI compete for the medical malpractice insurance business of larger medical groups, hospitals and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 1999, the Company instituted overall rate increases in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to its rate increases, but has realized a modest increase in its premium volume through 1998 and improved its underwriting results. See "Business
- Rates."

    In addition to pricing, competitive factors may include dividend policy, financial stability, breadth and flexibility of coverage and the quality and level of services provided.

    The competitive environment could result in lower premium rates and fees, reduced profitability and loss of market share. As the Company expands into new product lines and new geographic markets, it competes with established companies in such markets, many of which will have existing relationships with the doctors and medical groups that the Company will be seeking to insure. See "Business -- Competition."

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

    The Company believes it has been conservative in establishing loss and LAE reserves. In recent years, the Company has revised estimates of loss severity and determined that certain of its reserves were redundant. Redundant reserves, which have been released in every year since 1985, contributed significantly to reported earnings in 1999, 1998 and 1997. The Company reduced reserves for prior years by $61.2 million, $93.8 million and $53.2 million in the years ending December 31, 1999, 1998 and 1997, respectively. The redundancies recognized in 1998 were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business assumed from Fremont in January 1998. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. If reserves ultimately prove redundant, then the redundant amount will become income in the period such amount is released from reserves and will be included in stockholders' equity. During 1999, the Company experienced some reduction in the amount of the redundancy and believes additional reductions are reasonably likely. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period that such reserves are increased, which could have a material adverse effect on the Company's results of operations and financial condition. See "Business - Loss and LAE Reserves."

CHANGES IN HEALTHCARE

    Significant attention has recently been focused on reforming the healthcare system at both the Federal and state levels. A broad range of healthcare reform measures has been suggested, and public discussion of such measures will likely continue in the future. Proposals have included, among others, spending limits, price controls, limits on increases in insurance premiums, limits on the liability of doctors and hospitals for tort claims, increased tort liabilities for managed care organizations and changes in the healthcare insurance system. The Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. While some of these proposals could be beneficial to the Company, the adoption of others could have a material adverse effect on the Company's financial condition or results of operations.

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

    Geographic expansion has been accomplished principally through an arrangement with Brown & Brown, Inc. ("Brown & Brown"), one of the nation's top independent insurance agency organizations. American Healthcare Indemnity Company ("AHI"), a subsidiary of SCPIE Holdings, entered into an agreement with Brown & Brown to market professional liability insurance to physicians and small medical groups in selected states commencing January 1, 1998. The program now has been expanded to encompass eight states, the largest in terms of premium volume being Connecticut, Florida and Georgia. Continued expansion of this relationship with Brown &

Brown is an important element of the Company's strategy for diversification into states outside California. AHI has also expanded its operations outside California through sales of professional liability policies to physicians who do not meet the normal underwriting criteria of the Company. These policies are sold through various brokers typically at a higher premium. The broker relationships were developed from the medical malpractice insurance businesses AHI acquired from Fremont and a small midwestern insurance company in 1998 and 1999, respectively. In 1999, the Company derived approximately 20% of its physician and medical group premium volume from policies issued outside the state of California. This expansion is in its initial stages. There is no assurance, however, that the Company will successfully retain or continue to expand this business or that it will ultimately be profitable.

PHYSICIAN AND MEDICAL ASSOCIATION RELATIONSHIPS

    The Exchange was organized in 1976 by physicians, received the exclusive endorsement and active support of a number of local county medical associations in building its physician and medical group policyholder base and, as a reciprocal insurance company, has been wholly owned and governed by its members. The Exchange relied on its relationship with physicians and medical associations in marketing its policies in competition with commercial insurance companies and other physician-owned companies. The Company will endeavor to maintain its medical association endorsements and to continue its close relationship with physicians and medical groups through personalized service. There can be no assurance that the Company will be able to maintain these relationships. In the last two years, four county medical associations terminated these endorsements.

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

REINSURANCE

    The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company's ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Although the Company anticipates that it will continue to be able to obtain such reinsurance on reasonable terms, there can be no assurance that this will be the case. In 1999, the Company experienced a number of large paid losses under its physician and medical group policies that were in excess of the limits of insurance retained by the Company and thus were borne by the reinsurers. In addition, the Company established significant reserves for such excess losses on certain claims reported under its hospital policies in 1999.

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

    The Company for some years has assumed a small amount of reinsurance covering medical and professional liability risks and other property and casualty risks. In August 1999, the Company formed a separate division to materially expand its assumed reinsurance operations. This general expansion of the Company into assumed reinsurance is in its initial stage. The Company cannot predict whether it will develop sufficient opportunities in this line of business or whether this business will be profitable.

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

  The Rights Plan operates by diluting the ownership of any person who acquires a number of Common Shares above the 20% threshold defined in the Rights Agreement (an "Acquiring Person") or any person or group who commences or announces an intention to commence a tender or exchange offer that would result in beneficial ownership of 20% or more of the Common Shares. In the event that a person becomes an Acquiring Person or if the Company were the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the Common Shares were not changed or exchanged, each holder of a Right, other than Rights that are or were acquired or beneficially owned by the 20% stockholder (which Rights will thereafter be void), thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the then current Purchase Price of the Right. In the event that, after a person has become an Acquiring Person, the Company were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current Purchase Price of the Right.

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

  Any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company prior to the Distribution Date as defined in the Rights Agreement. After the Distribution Date, the Company and Rights Agent may amend or supplement the Rights Agreement without the approval of any holders of Right Certificates under certain circumstances provided that the interests of the holders of Right Certificates (other than an Acquiring Person or an affiliate or associate of an Acquiring Person) are not adversely affected thereby.

  As the result of a Delaware court case, the Board of Directors adopted an amendment to the Rights Agreement which eliminated certain "Continuing Director" provisions from the Rights Agreement to bring the Rights Agreement squarely within the type of plan previously held to be valid by the Delaware Supreme Court. The Company does not believe this amendment dilutes the effectiveness of the Company's Rights Plan or reduces the ability of the Company's directors, in response to any likely set of circumstances, to redeem the Rights if required to properly exercise their fiduciary duties.

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

ITEM 2. PROPERTIES

  The Company is the owner of two office buildings, that were previously occupied by the Company's headquarters, both located in Beverly Hills, California. One building contains approximately 25,000 square feet of office space and the other office building contains approximately 24,000 square feet. Both office buildings are currently unencumbered.

  In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations in March 1999. The Company intends to lease its former headquarters entirely to third parties. The Company expended $5.2 million for leasehold improvements through 1999.

  The Company also leases office space for claims offices in San Diego, California; Fresno, California and Tampa, Florida, a sales office in Sacramento, California and Phoenix, Arizona and marketing offices in Addison, Texas and Boca Raton, Florida.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages that were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company has filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate has filed a notice of appeal of this ruling with the district court of appeal. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

  The Company's Common Stock is publicly traded on the NYSE under the symbol "SKP." The following table shows the price ranges per share in each quarter during the last two years:

                                                     High             Low
          1998
          ----
          First quarter                              31.63            27.31
          Second quarter                             38.38            30.25
          Third quarter                              35.38            28.50
          Fourth quarter                             32.25            27.94

          1999
          ----
          First quarter                              30.13            25.75
          Second quarter                             32.63            23.88
          Third quarter                              32.81            28.69
          Fourth quarter                             36.06            31.50

          2000
          ----
          First quarter (January 1 - March 13)       36.67            27.50

  On March 13, 2000, the closing price of the Company's common stock was $29.94.

STOCKHOLDERS OF RECORD

  The approximate number of stockholders of record of the Company's Common Stock as of March 13, 2000 was 6,368.

DIVIDENDS

  The SCPIE Holdings' Board of Directors (the "Board") paid cash dividends on its common stock of $.24 per share in 1998 and $0.32 per share in 1999. On February 15, 2000, the Board declared a $0.10 quarterly dividend payable on March 31, 1999, to stockholders of record on March 15, 2000. The Company expects to continue the payment of quarterly dividends to its stockholders. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

  As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any twelve-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or net income for the calendar year preceding the date the dividend is paid. Under these restrictions, the principal insurance subsidiary of the Company is entitled to pay dividends to SCPIE Holdings during 2000 up to approximately $30.6 million. See Note 6 of the Notes to Consolidated Financial Statements and "Business - Regulation -- Regulation of Dividends from Insurance Subsidiaries."

SELECTED CONSOLIDATED FINANCIAL DATA  (In thousands, except per share data)
                                      -------------------------------------

AS OF OR FOR THE YEAR ENDED DECEMBER 31,                       1999         1998         1997         1996         1995
----------------------------------------                    ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA(1):
Net premiums written                                         $153,896     $156,323     $130,642     $126,318     $114,513
                                                             ========     ========     ========     ========     ========
Premiums earned                                              $153,192     $157,976     $133,866     $120,484     $116,354
Net investment income                                          37,697       40,367       42,716       40,769       40,424
Realized investment gains
  and other revenue                                               398       11,618        7,153       12,113        8,231
                                                             --------     --------     --------     --------     --------
    Total revenues                                            191,287      209,961      183,735      173,366      165,009
                                                             --------     --------     --------     --------     --------
Losses and loss adjustment
  expenses                                                    122,780      132,208      123,377      108,797      118,023
Other operating expenses                                       29,310       28,211       17,987       14,276       12,561
                                                             --------     --------     --------     --------     --------
    Total expenses                                            152,090      160,419      141,364      123,073      130,584
                                                             --------     --------     --------     --------     --------
Income before policyholder
  dividends and
  federal income taxes                                         39,197       49,542       42,371       50,293       34,425
Policyholder dividends(2)                                          --           --           --        8,436           --
Federal income taxes                                            9,295       12,566       10,195       11,665       10,056
                                                             --------     --------     --------     --------     --------
  Net income                                                 $ 29,902     $ 36,976     $ 32,176     $ 30,192     $ 24,369
                                                             ========     ========     ========     ========     ========

BALANCE SHEET DATA(1):
Total investments                                            $655,391     $793,616     $785,664     $717,910     $695,021
Total assets                                                  813,192      921,469      888,449      805,155      781,358
Total liabilities                                             518,492      534,951      527,334      516,588      507,539
Total stockholders' equity                                    294,700      386,518      361,115      288,567      273,819

ADDITIONAL DATA(1):
Basic earnings per share of common stock(3)                  $   2.63     $   3.06     $   2.66     $   3.02     $   2.44
Diluted earnings per share of common stock(3)                    2.62         3.06           --           --           --
Dividends per share of common stock                              0.32         0.24         0.20           --           --
Book value per share                                            30.98        32.54        29.41        28.86        27.38
GAAP ratios:
  Loss ratio                                                     80.2%        83.7%        92.2%        90.3%       101.4%
  Expense ratio                                                  19.1%        17.9         13.4         11.8         10.8
  Combined ratio                                                 99.3%       101.6        105.6        102.1        112.2
Statutory capital and surplus                                $265,459     $343,330     $321,289     $251,958     $235,352

(1) Financial data as of and for the year ended December 31, 1995 are derived from the combined financial statements of the company's predecessor, Southern California Physicians Insurance Exchange (the Exchange), and an affiliated non-profit corporation that was liquidated into the Exchange on July 12, 1996. Financial data as of and for the year ended December 31, 1996 are derived from the consolidated financial statements of the Exchange and its subsidiaries. Financial data as of and for the years ended December 31, 1997, 1998 and 1999 are derived from the financial statements of SCPIE Holdings Inc. (SCPIE Holdings) and its subsidiaries.

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

(3) Basic earnings per share of common stock at December 31, 1999 and 1998 are computed using the weighted average number of common shares outstanding during the year of 11,383,592 and 12,074,272, respectively. All other periods give effect to the merger of the Exchange into a subsidiary of SCPIE Holdings completed on January 29, 1997, including the allocation of approximately 10,000,000 shares of common stock to members of the Exchange in connection therewith. Diluted earnings per share of common stock at December 31, 1999 and 1998 are computed using the weighted average number of common shares outstanding during the year of 11,403,081 and 12,089,013, respectively. For further discussion of basic earnings per share and diluted earnings per share, see the notes to consolidated financial statements beginning on page 47.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements include the accounts and operations of SCPIE Holdings Inc. (SCPIE Holdings or the Company) and its wholly owned subsidiaries.

  Certain statements in the following discussion that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company, its business prospects and results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors are discussed below and in periodic filings with the Securities and Exchange Commission.

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

CHANGING NATURE OF THE BUSINESS

  The vast majority of the Company's business is professional liability insurance for physicians and medical groups in California. In recent years, the Company has followed a strategy for growth, which includes diversifying geographically into states other than California and by expanding the insurance products offered by the Company.

  Brown & Brown Relationship.  Geographic expansion has been accomplished
  --------------------------
principally through an arrangement with Brown & Brown, Inc. ("Brown & Brown"), one of the nation's top independent insurance agency organizations. American Healthcare Indemnity Company ("AHI"), a subsidiary of SCPIE Holdings, entered into an agreement with Brown & Brown to market professional liability insurance to physicians and small medical groups in selected states commencing January 1, 1998. The program now has been expanded to encompass eight states, the largest in terms of premium volume being Connecticut, Florida and Georgia. Continued expansion of this relationship with Brown & Brown is an important element of the Company's strategy for diversification into states outside California. AHI has also expanded its operations outside California through sales of professional liability policies to physicians who do not meet the normal underwriting criteria of the Company. These policies are sold through various brokers typically at a higher premium. The broker relationships were developed from the medical malpractice insurance businesses AHI acquired from Fremont Indemnity Company (Fremont) and a small midwestern insurance company in 1998 and 1999, respectively. In 1999, the Company derived approximately 20% of its physician and medical group premium volume from policies issued outside the state of California. This expansion is in its initial stages. There is no assurance, however, that the Company will successfully retain or continue to expand this business or that it will ultimately be profitable.

  Hospital Policies.  The Company initially expanded its insurance products in
  -----------------
1994 by offering professional liability insurance to hospitals in California. The Company greatly extended its presence in the hospital market in late 1996 through a marketing agreement with a leading healthcare insurance broker. Under this arrangement, the broker placed a coverage with the Company for approximately 75 hospitals, healthcare providers and other organizations in seven states. The broker encountered financial difficulties, and the Company now underwrites its business through a regional broker headquartered in California and through various brokers in other states. The Company has been unable to expand its hospital business because of the severe competitive conditions in this market, and the loss experience is unfavorable. The Company has recently adopted more stringent underwriting procedures and guidelines for its hospital policies. The Company expects little or no improvement in this market, as long as the current conditions exist.

  Other Insurance Products.  The Company offers a variety of other insurance
  ------------------------
products to complement its professional liability insurance policies, including principally directors and officers liability insurance and managed care errors and omissions policies to medical groups and hospitals. In late 1999, the Company began offering a newly designed product that provides physicians and medical groups with protection for defense expenses and certain liabilities related to governmental investigations into billing errors and omissions to Medicare (and other governmentally subsidized) patients. Premium volume for all of these products has been small, but the Company considers these products important to its expansion plans.

  Dentists and Oral Surgeons.  The Company has written professional liability
  --------------------------
insurance for oral surgeons in California for a number of years. Beginning in 2000, the Company will expand its relationship with Brown & Brown to include professional liability coverage for dentists in California and Texas and for oral surgeons nationally. These programs had been underwritten by another insurance company and marketed by Brown & Brown previously. The Company will initially reinsure the policies issued and renewed by the other insurance company, and will issue its own dentist policies as soon as regulatory approvals are obtained.

  Assumed Reinsurance.  The Company has written a modest portfolio of assumed
  -------------------
reinsurance business for a number of years, which has been profitable. The Company formed a Ceded and Assumed Reinsurance Division in the third quarter of 1999 to materially expand its reinsurance operations. The strategic objective of this division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines of insurance other than medical malpractice to add diversity to the direct business of the company. A primary source of business will be placements from reinsurance brokers and intermediaries. Another source will be generated from strategic investments, such as the Company's purchase of approximately 9.5% of the outstanding common stock of GoshawK Insurance Holdings plc ("GoshawK") during the fourth quarter of 1999. GoshawK is a publicly held underwriter at Lloyd's of London. As part of this transaction, the Company entered into a quota share reinsurance treaty effective January 1, 2000, under which the Company will assume 7.5% of GoshawK's annual premium. This general expansion into assumed reinsurance is in its initial stages. There is no assurance that the Company will be successful in attracting appropriate reinsurance opportunities or that this business will be profitable.

COMPETITIVE ENVIRONMENT

  The California medical malpractice insurance market for medical groups and physicians, in which the Company principally operates, has been extremely competitive for a number of years. The Company's principal competitors are three physician-owned companies and a physicians' mutual protection trust. In addition, commercial insurance companies have recently returned to the California market to insure medical groups and physicians.

  In the late 1980s, many medical malpractice insurance companies began to experience significantly improved claims cost trends and attempted to attract medical groups and physicians insured by other companies by reducing premium rates. Beginning in 1990, the Company implemented annual rate decreases aggregating more than 25% during the next three years, which resulted in a significant reduction in premium volume and a deterioration of underwriting results. Between 1993 and 1999, however, the Company instituted annual overall rate increases ranging from 3.7% to 9.2% on its physician professional liability policies in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to these rate increases, but realized a modest increase in its premium volume through 1998 and has improved its underwriting results. In 1999, the Company actually experienced a small decrease in premium volume as a result of its 3.7% rate increase. The Company has instituted no rate increase for 2000. It appears that the Company's competitors are also foregoing rate increases for the current year, and the current competitive conditions will continue to persist.

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

  The Company believes that a combination of these and other factors have contributed to the recent redundancies in reserves established for prior years. The original reserves were established without full knowledge of the effect of these factors. Redundant reserves, which have been released in every year since 1985, have contributed significantly to reported earnings in recent years. The Company reduced reserves for prior years by $61.2 million, $93.8 million, and $53.2 million in the years ended December 31, 1999, 1998 and 1997, respectively. The 1998 redundancies were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business assumed from Fremont in January 1998. The Company cannot predict whether similar redundancies will be experienced in future years. The Company continues to establish its loss and LAE reserves at what it believes is at the upper end of a reasonable range of reserve estimates, but there is no assurance that such reserves will ultimately prove to be redundant. During 1999 the Company experienced some reduction in the amount of the redundancy and believes additional reductions are reasonably likely. If such redundancies do not occur or loss and LAE experience does not improve, the Company's net income could be significantly reduced or a net loss could occur.

  During 1999, the Company experienced a number of paid losses under its physician and medical group policies that were in excess of the limits of insurance retained by the Company and thus borne by its reinsurers. In addition, the Company established significant reserves for such excess losses for certain claims reported under its hospital policies. The Company has experienced a similar period in the past in which a number of excess losses were incurred in a relatively short period of time. However, if such excess losses continue, the Company may encounter difficulty in obtaining reinsurance on reasonable terms.

OPERATING EXPENSES

  With its continued expansion into other states and markets, the Company has experienced an increase in its operating expense levels to achieve and service this expansion. Commissions for policies that are sold through agents and brokers typically range from 7.0% to 17.5% of premiums, whereas the Company does not incur commissions on products sold directly. Hospital and other healthcare provider policies are typically sold through brokers, as are physician and medical group policies sold through Brown & Brown and in the program acquired from Fremont. To the extent that these policies represent an increased percentage of the Company's business in the future, expense ratios will increase.

INVESTMENTS

  The value of the fixed-maturity portfolio is subject to interest rate risk. Interest rates have risen substantially since December 31, 1998, resulting in a decline in the value of five-year treasury bonds and adversely affecting the carrying value of the Company's fixed maturity portfolio. At December 31, 1998 the Company's fixed maturities were valued at $23.2 million in excess of amortized cost. At December 31, 1999, the value of the portfolio had declined to $22.8 million below amortized cost. If these securities were sold at their current carrying values, the Company would record a realized loss on the sale.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

PREMIUMS EARNED Premiums earned decreased approximately $4.8 million, or 3.0%, to $153.2 million in 1999 from $158.0 million in 1998. Medical Malpractice premiums from physicians and medical groups decreased to approximately $133.0 million in 1999 from $143.2 million in 1998. Of this decrease, approximately $4.5 million was attributable to additional ceded premiums under the Company's reinsurance treaties to reflect premium adjustments and additional premiums resulting from some significant excess losses borne by the reinsurers in 1999. The decrease in premiums was also attributable to the loss of physician insureds during the second and third quarters of 1999 in medical specialties that experienced 1999 rate increases. Hospital medical malpractice premiums were approximately $9.2 million in 1999 compared to $8.8 million in 1998. Assumed reinsurance premiums, other than those received in the Fremont and Brown & Brown arrangements, were approximately $6.8 million in 1999 compared to $5.5 million in 1998. Other healthcare provider-related liability premiums totaled $4.0 million in 1999 compared to $0.9 million in 1998.

NET INVESTMENT INCOME Net investment income decreased approximately $2.7 million, or 6.7%, to $37.7 million in 1999 from $40.4 million in 1998. Invested assets decreased $138.2 million to $655.4 million at December 31, 1999, from $793.6 million at December 31, 1998, due principally to the sale of securities to fund the Company's repurchase of approximately 2.0 million shares of its Common Stock from its public stockholders in November 1999. The investment portfolio also contained a larger percentage of higher-yielding bonds during 1999 than in 1998.

REALIZED INVESTMENT GAINS (LOSSES) Realized investment losses were approximately $0.3 million in 1999 compared to realized gains of $11.1 million in 1998. Through the nine months ended September 30, 1999, the Company had net realized gains of $5.3 million. The Company recorded a realized loss in the 1999 fourth quarter related to the sale of securities to fund the repurchase of its common stock and to reposition the Company's investment portfolio.

LOSSES AND LAE Losses and LAE decreased to $122.8 million in 1999 from $132.2 million in 1998. As a percentage of premiums earned, losses and LAE decreased to 80.2% in 1999 from 83.7% for the same period in 1998. For 1999, the Company reduced loss and LAE reserves incurred in prior policy years approximately $61.2 million as compared to a reserve reduction of $93.8 million for 1998 for claims incurred in prior policy years.

OTHER OPERATING EXPENSES Other operating expenses increased $1.1 million, or 3.9%, to $29.3 million in 1999 from $28.2 million in 1998. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which increased to 19.1% in 1999 from 17.9% in 1998. This increase reflected a decrease in premiums earned and higher commission expenses associated with the greater proportion of broker-produced premiums in 1999 compared to 1998.

FEDERAL INCOME TAXES Federal income taxes decreased $3.3 million, or 26.2%, to $9.3 million in 1999 from $12.6 million in 1998. The effective tax rate decreased to 23.7% in 1999 from 25.4% in 1998, due primarily to lower realized gains in 1999.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

PREMIUMS EARNED Premiums earned increased approximately $24.1 million, or 18%, to $158.0 million in 1998 from $133.9 million in 1997. The increase was principally due to a $30.0 million increase in physician and medical group medical malpractice insurance premiums to approximately $143.2 million in 1998 compared to $113.2 million in 1997. This increase was a result of the Company's acquisition of the medical malpractice book of business of Fremont on January 1, 1998, and premiums attributable to an agency relationship with Brown & Brown, Inc., which commenced on January 1, 1998. Hospital medical malpractice premiums were approximately $8.8 million in 1998 compared to $14.6 million in 1997. This decrease in 1998 hospital premiums is due principally to the loss of one large integrated hospital account in Florida in late 1997. Assumed reinsurance premiums, other than interim premiums relating to the Fremont and Brown & Brown arrangements, increased slightly in 1998.

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

REALIZED INVESTMENT GAINS Realized investment gains were approximately $11.1 million in 1998 compared to $6.6 million in 1997. In December 1998, sales were made in the fixed-maturity portion of the investment portfolio to reposition the portfolio by increasing the percentage of corporate securities.

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

OTHER OPERATING EXPENSES Other operating expenses increased $10.2 million, or 56.8%, to $28.2 million in 1998 from $18.0 million in 1997. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which increased to 17.9% in 1998 from 13.4% in 1997. This increase is due primarily to certain one-time charges and the amortization of nonrecurring costs related to the acquisition of the Fremont business. Additionally, other operating expenses include higher commission expenses associated with the greater percentage of business written through brokers in 1998 and general personnel increases necessary to produce and service the higher 1998 premium volume.

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

  Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During 1999, the Company had negative cash flow from operations of $9.9 million compared to a positive cash flow of $9.2 million in 1998. The negative cash flow during 1999 was due to unusually high payments of losses during the second and third quarters of 1999. During that period, the Company experienced a number of settlements and judgments in physician medical malpractice insurance claims (and in one hospital malpractice claim) that were at or near the policy limits involved.

  The Company invests its cash flow from operations in both fixed-maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities had a fair value of $33.5 million at December 31, 1999. The Company plans to continue this focus on fixed-maturity securities for the indefinite future.

  The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March 1999. The Company intends to lease its former headquarters entirely to third parties. The Company expended $5.2 million for leasehold improvements through December 31,1999.

  The Company maintains a portion of its investment portfolio in high-quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $72.9 million, or 11.1% of invested assets, at December 31, 1999. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

  SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2000 without prior regulatory approval is approximately $30.6 million.

  On August 31, 1999, the California Insurance Commissioner approved a special dividend of $80.0 million from SCPIE Indemnity Company to SCPIE Holdings, which was distributed on November 9, 1999. The proceeds from this dividend were used by the Company to purchase 2,023,973 shares of its common stock at $35 per share through a procedure referred to as a "Dutch Auction." Including the special dividend, total dividends of $106.0 million were paid to SCPIE Holdings in 1999. Because of the large amount of these dividends paid to SCPIE Holdings on November 9, 1999, additional dividends in 2000 in any material amount effectively may not be paid to SCPIE Holdings, without regulatory approval, until 12 months after that date. The Company believes that SCPIE Holdings has sufficient liquid assets and other resources of cash that no dividends will be required until after November 9, 2000.

  Common stock dividends paid to stockholders were $0.32 per share in 1999. These dividends were funded through dividends from the Company's insurance subsidiaries. The Company expects to pay dividends in the future. However, payment of dividends is subject to Board approval, earnings and the financial condition of the Company.

  On May 25, 1999, the company entered into a credit agreement with the Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. Under the Credit Agreement, the company may borrow up to $75.0 million from time to time, subject to certain conditions. The proceeds from the Credit Agreement may be used by the company for general corporate purposes and certain other permitted uses. As of December 31, 1999, borrowings under the Credit Agreement totaled $13.0 million.

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

  During May 1999, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock on the open market. This authorization replaced the company's prior program that expired in May 1999. Since 1997, 900,100 shares were repurchased under these programs.

MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

  The investment portfolio of the Company is subject to various market risk exposures, including interest rate risk and equity price risk.

  The Company invests its assets primarily in fixed-maturity securities, which at December 31, 1999, comprised 84% of total investments at market value. U.S. government and tax-exempt bonds represent 70% of the fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 5% of total investment at market value. The remaining 11% of the investment portfolio consists of highly liquid short-term money market funds.

  The value of the fixed-maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average, age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

  The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

  The first two columns of the following table show the financial statement carrying values and related estimated fair values of the fixed-maturity securities and equity investments held by the Company at December 31, 1999 and 1998, respectively. The third column shows the effect on current estimated fair values assuming a 100 basis point increase in market interest rates and a 10% decline in equity prices (sensitivity analysis). This sensitivity analysis is required by the Securities and Exchange Commission rules issued in 1997.

                                                                                              Estimated Fair Vale
                                                                        Estimated Fair Vale       At Adjusted
                                                                         at Current Market    Market Rates/Prices
                   (In Thousands)                      Carrying Value      Rates/Prices       as Indicated Below
-----------------------------------------------------------------------------------------------------------------
December 31, 1999
-----------------

Interest rate risk*
  Fixed-maturity securities
      available for sale                                     $549,024              $549,024              $520,859

Equity price risk**
  Common stocks                                              $ 33,464              $ 33,464              $ 30,118

December 31, 1998
-----------------

Interest rate risk*
  Fixed-maturity securities
      available for sale                                     $722,196              $722,196              $662,312

Equity price risk**
  Common stocks                                              $ 37,015              $ 37,015              $ 33,314

     * Adjusted interest rates assume a 100 basis point increase in market rates **Adjusted equity prices assume a 10% decline in market values

  For all its financial assets and liabilities, the Company seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification.

  The estimated fair values at current market rates for financial instruments subject to interest rate risk in the table above are the same as those disclosed in Note 2 (Investments) to the consolidated financial statements. The estimated fair values at the adjusted market rates (assuming a 100 basis point increase in market interest rates) are calculated using discounted cash flow analysis and duration modeling where appropriate. The estimated values do not consider the effect that changing interest rates could have on prepayment activity (e.g. mortgages underlying mortgage-backed securities).

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

YEAR 2000

  The Year 2000 issue is the result of many computer programs being written using two digits rather than four digits to define the applicable year. To date, all of the Company's systems have continued to operate without any disruption related to the Year 2000. Year 2000 costs incurred were $101,000, $1,018,000 and $734,000 in 1999, 1998 and 1997, respectively, for a total of $1,853,000. The
Company does not expect to incur any further Year 2000 related costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and related notes, including supplementary data, are set forth in the "Index" on page 41 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 11, 2000 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Form 10-K report under the caption "Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Stock Ownership."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULE.  Reference is
                made to the "Index--Financial Statements and Financial Statement Schedule--Annual Report on Form 10-K" filed on page 41 of this Form 10-K report.

 (a) (3)  Exhibits:

  NUMBER                                                DOCUMENT
  ------                                                --------
   2.     Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and
          Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996.  (filed with the Company's Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
   3.1    Amended and Restated Certificate of Incorporation.  (filed with the Company's Registration Statement on Form S-1
          (No. 33-4450) and incorporated herein by reference).
   3.2    Amended and Restated Bylaws.  (filed with the Company's Quarterly Report on Form 10-Q on August 16, 1999 and
          incorporated herein by reference).
  10.1    Amended and Restated Employment Agreement dated January 3, 2000, between SCPIE Management Company and Donald J.
          Zuk.
  10.2    Letter of Credit Agreement dated February 11, 1998 between Union Bank of California, N.A. and American
          Healthcare Indemnity Company in the amount of $7,674,561.  (filed with the Company's Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
  10.3    Letter of Credit Agreement dated February 11, 1998 between Union Bank of California, N.A. and American
          Healthcare Indemnity Company in the amount of $1,000,000.  (filed with the Company's Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
  10.6    First Excess of Loss Treaty No. 01-95-0020 with various subscribing reinsurers.  (filed with the Company's
          Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.7    Second Excess of Loss Treaty No. 01-95-0021 with various subscribing reinsurers.  (filed with the Company's
          Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.8    Third Excess of Loss Treaty No. 01-95-0022 with various subscribing reinsurers.  (filed with the Company's
          Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.9    Fourth Excess of Loss Treaty No. 01-95-0599 with various subscribing reinsurers.  (filed with the Company's
          Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.10   Per Policy Excess of Loss Treaty No. 01-94-0365 with various subscribing reinsurers.  (filed with the Company's
          Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.11   Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-95-0879 with various subscribing reinsurers.  (filed with the Company's Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.12   Medical Malpractice Surplus Reinsurance Treaty between SCPIE and Lloyd's Syndicate No. 1010 and Syndicates
          Comprising 1007 Group underwritten for by CW Spreckley, Esq. and others, effective date January 1, 1996, Treaty
          No. 01-95-0374.  (filed with the Company's Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.13   Physician Medical Malpractice/Hospital Professional Liability Quota Share Reinsurance Agreement between Hannover
          Ruckversicherungs, Aktiengesellschaft/Eisen Und Stahl Ruckversicherungs-Aktiengesellschaft, Hannover, Germany,
          and various subscribing reinsurers, effective date January 1, 1995, Treaty No. 01-95-0694.  (filed with the
          Company's Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.14   First Excess of Loss Treaty No. 01-96-0020 with various subscribing reinsurers.  (filed with the Company's
          Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
  10.15   Second Excess of Loss Treaty No. 01-96-0021 with various subscribing reinsurers.  (filed with the Company's
          Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).


  NUMBER                                                   DOCUMENT
  ------                                                   --------
   10.16   Third Excess of Loss Treaty No. 01-96-0022 with various subscribing reinsurers.  (filed with the Company's
           Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
   10.17   Fourth Excess of Loss Treaty No. 01-96-0599 with various subscribing reinsurers.  (filed with the Company's
           Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
   10.18   Per Policy Excess of Loss Treaty No. 01-96-0365 with various subscribing reinsurers.  (filed with the Company's
           Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
   10.19   Addendum No. 1 to the Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-96-0879 with various subscribing reinsurers.  (filed with the Company's Registration Statement on Form S-1 (No. 33-4450) and
           incorporated herein by reference).
   10.20   Quota Share Reinsurance Agreement Treaty No. 01-96-0922.  (filed with the Company's Registration Statement on
           Form S-1 (No. 33-4450) and incorporated herein by reference).
   10.21   First Excess of Loss Treaty No. 01-97-0020 with various subscribing reinsurers.  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
   10.22   Second Excess of Loss Treaty No. 01-97-0021 with various subscribing reinsurers.  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
   10.23   Third Excess of Loss Treaty No. 01-97-0022 with various subscribing reinsurers.  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
   10.24   Fourth Excess of Loss Treaty No. 01-97-0599 with various subscribing reinsurers.  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
   10.25   Per Policy Excess of Loss Treaty No. 01-97-0365 with various subscribing reinsurers.  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
   10.26   Addendum No. 2 to the Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-97-0879 with various subscribing reinsurers.  (filed with the Company's Annual Report on Form 10-K on March 31, 1998 and
           incorporated herein by reference).
   10.27   Quota Share Reinsurance Treaty No. 1-97-0922.  (filed with the Company's Annual Report on Form 10-K on March 31,
           1998 and incorporated herein by reference).
   10.29   First Excess of Loss Reinsurance Treaty No. 01-97-1134 with various subscribing reinsurers.  (filed with the
           Company's Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
   10.30   Second Excess of Loss Reinsurance Treaty No. 01-97-1135 with various subscribing reinsurers.  (filed with the
           Company's Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
   10.31   First Excess of Loss Treaty No. 01-98-0020 with various subscribing reinsurers.  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
   10.32   Second Excess of Loss Treaty No. 01-98-0021 with various subscribing reinsurers  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
   10.33   Third Excess of Loss Treaty No. 01-98-0022 with various subscribing reinsurers.  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
   10.34   Fourth Excess of Loss Treaty No. 01-98-0599 with various subscribing reinsurers.  (filed with the Company's
           Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
   10.35   Quota Share Reinsurance Treaty No. 1-98-0922.  (filed with the Company's Annual Report on Form 10-K on March 31,
           1999 and incorporated herein by reference).
   10.44   SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989.  (filed with the Company's Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
   10.45   Supplemental Employee Retirement Plan for Selected Employees of SCPIE Management Company dated January 1, 1995.
           (filed with the Company's Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
   10.47   The SMC Cash Accumulation Plan, dated July 1, 1991, as amended.  (filed with the Company's Registration
           Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).


   NUMBER                                                    DOCUMENT
   ------                                                    --------
   10.48   Inter-Company Pooling Agreement effective January 1, 1997.    (filed with the Company's Annual Report on Form
           10-K on March 31, 1998 and incorporated herein by reference).
   10.49   SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective
           January 1, 1996.   (filed with the Company's Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
   10.50   The 1997 Equity Participation Plan of SCPIE Holdings Inc.  (filed with the Company's Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
   10.51   Form of Indemnification Agreement.  (filed with the Company's Registration Statement on Form S-1 (No. 33-4450)
           and incorporated herein by reference).
   10.52   Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998.  (filed with the Company's Annual Report on Form 10-K on March 31, 1998 and
           incorporated herein by reference).
   10.53   Quota Share Reinsurance Agreement between Fremont Indemnity Company and SCPIE Indemnity Company, effective
           January 1, 1998.  (filed with the Company's Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
   10.54   Assumption Reinsurance Agreement between Fremont Indemnity Company and American Healthcare Indemnity Company,
           effective January 1, 1998.  (filed with the Company's Annual Report on Form 10-K on March 31, 1998 and
           incorporated herein by reference).
   10.55   First Casualty Excess of Loss Reinsurance Agreement No. S06000-251 99-01-01 SR with various subscribing reinsurers.
   10.56   Second Casualty Excess of Loss Reinsurance Agreement No. S06000-252 99-01-01 SR with various subscribing reinsurers.
   10.57   Casualty Clash Excess of Loss Reinsurance Agreement No. S06000-253 99-01-01 SR with various subscribing reinsurers.
   10.58   Casualty Quota Share Reinsurance Agreement No. SCPIE Cas QS 99-01-01 RE Rel with various subscribing reinsurers.
   10.59   First Excess of Loss Reinsurance Treaty No. 8493-00-0007-98-01 with various subscribing reinsurers.
   10.60   Second Excess of Loss Reinsurance Treaty No. 8493-00-0007-98-02 with various subscribing reinsurers.
   10.61   First Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-01 with various subscribing reinsurers.
   10.62   Second Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-02 with various subscribing reinsurers.
   10.63   Third Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-03 with various subscribing reinsurers.
   10.64   Fourth Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-04 with various subscribing reinsurers.
   10.65   Quota Share Reinsurance Treaty No. 8493-00-0005-99-00 with various subscribing reinsurers.
   10.66   Cover Note for First Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-01 with various subscribing reinsurers.
   10.67   Cover Note for Second Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-02 with various subscribing reinsurers.
   10.68   Cover Note for Third Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-03 with various subscribing reinsurers.
   10.69   Cover Note for Fourth Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-04 with various subscribing reinsurers.
   10.70   Cover Note for Fifth Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-05 with various subscribing reinsurers.
   10.71   Credit Agreement by and among SCPIE Holdings Inc., the Financial Institutions Named Therein, Union Bank of
           California, N.A., as Administrative Agent and Arranger, and First Union National Bank, as Documentation Agent,
           dated as of May 25, 1999 (filed with the Company's Current Report on Form 8-K on June 22, 1999 and incorporated by reference).


   NUMBER                                                  DOCUMENT
   ------                                                  --------
   10.72   First Amendment to Credit Agreement and Waiver Thereunder by and among SCPIE Holdings Inc., the Financial
           Institutions Named Therein, Union Bank of California, N.A., as Administrative Agent and Arranger, and First
           Union National Bank, as Documentation Agent, dated as of October 1, 1999.
   10.73   The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).
   10.74   Program Administrator Agreement by and between the Professional Programs Division of  Poe & Brown, Inc. and
           American Healthcare Indemnity Company, dated as of January 1, 1998.
   10.75   Letter of Credit Agreement dated January 27, 1999 between Union Bank of California, N.A. and SCPIE Indemnity
           Company in the amount of $5,730,000.
   10.76   Letter of Credit Agreement dated January 27, 1999 between Union Bank of California, N.A. and SCPIE Indemnity
           Company in the amount of $4,176,915.
   11.1    Statement re: computation of per share earnings (filed with the Company's Registration Statement on Form S-1
           (No. 33-4450) and incorporated herein by reference).
   21.1    Subsidiaries of the registrant (filed with the Company's Registration Statement on Form S-1 (No. 33-4450) and
           incorporated hereby by reference).
   23.0    Consent of independent auditors.
   27.1    Financial Data Schedule.

____________

   (b)   Reports on Form 8-K:

None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

                                        By /s/ DONALD J. ZUK
                                           -----------------
                                           Donald J. Zuk
                                           President and Chief Executive Officer
March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated included.

          SIGNATURE                                           TITLE                               DATE
    /s/ DONALD J. ZUK                          President Chief Executive Officer and Director     March 29, 2000
    ---------------------------                         (Principal Executive Officer)
    Donald J. Zuk

    /s/ PATRICK T. LO                            Vice President Chief Financial Officer and       March 29, 2000
    ---------------------------                          Chief Accounting Officer
    Patrick T. Lo                                     (Principal Financial Officer and
                                                       Principal Accounting Officer)

    /s/ MITCHELL S. KARLAN, M.D.                    Chairman of the Board and Director            March 29, 2000
    ---------------------------
    Mitchell S. Karlan, M.D.

    /s/ JACK E. MCCLEARY, M.D.                           Director and Treasurer                   March 29, 2000
    ---------------------------
    Jack E. McCleary, M.D.

    /s/ ALLAN K. BRINEY, M.D.                                  Director                           March 29, 2000
    ---------------------------
    Allan K. Briney, M.D.

    /s/ HENRY GLUCK                                            Director                           March 29, 2000
    ----------------------------
    Henry Gluck

    /s/ WILLIS T. KING, JR.                                    Director                           March 29, 2000
    ----------------------------
    Willis T. King, Jr.

    /s/ CHARLES B. MCELWEE, M.D.                               Director                           March 29, 2000
    ----------------------------
    Charles B. McElwee, M.D.

    /s/ WENDELL L. MOSELY, M.D.                                Director                           March 29, 2000
    ----------------------------
    Wendell L. Mosely, M.D.

    /s/ DONALD P. NEWELL                                       Director                           March 29, 2000
    ----------------------------
    Donald P. Newell

    /s/ HARRIET M. OPFELL, M.D.                                Director                           March 29, 2000
    ----------------------------
    Harriet M. Opfell, M.D.

    /s/ WILLIAM A. RENERT, M.D.                                Director                           March 29, 2000
    ----------------------------
    William A. Renert, M.D.

    /s/ HENRY L. STOUTZ, M.D.                                  Director                           March 29, 2000
    ----------------------------
    Henry L. Stoutz, M.D.

    /s/ REINHOLD A. ULRICH, M.D.                               Director                           March 29, 2000
    ----------------------------
    Reinhold A. Ulrich, M.D.


                              SCPIE HOLDINGS INC.
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                          ANNUAL REPORT ON FORM 10-K

                                _______________

                                     INDEX

                                                                        PAGES
                                                                       -------
Report of Independent Auditors......................................       42
Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and 1998......       43
  Consolidated Statements of Income for the years ended
    December 31, 1999, 1998 and 1997................................       44
  Statements of Changes in Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997................................       45
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997................................       46
  Notes to Consolidated Financial Statements........................       47
Schedule II - Condensed Financial Information of Registrant.........       58

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors



Shareholders and Board of Directors
SCPIE Holdings Inc.


We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
February 21, 2000

                     SCPIE Holdings Inc. and Subsidiaries

                          Consolidated Balance Sheets
                       (In thousands, except share data)

DECEMBER 31,                                                                     1999                 1998
------------                                                                   --------             --------
ASSETS

Securities available for sale (Note 2):
Fixed-maturity investments, at fair value
    (amortized cost: 1999 - $571,792; 1998 - $698,971)                         $549,024             $722,196
  Equity investments, at fair value
    (cost: 1999 - $33,428; 1998 - $31,493)                                       33,464               37,015
                                                                               --------             --------
Total securities available-for-sale                                             582,488              759,211
Short-term investments                                                           72,903               34,405
                                                                               --------             --------
Total investments                                                               655,391              793,616
Cash                                                                              6,858               12,305
Accrued investment income                                                         9,080               11,440
Reinsurance recoverable on unpaid loss and loss adjustment
 expense reserves (Note 4)                                                       45,007               24,899

Deferred federal income taxes (Note 5)                                           25,434               12,163
Costs in excess of net assets acquired                                            6,983                7,811
Property and equipment, net                                                       3,381                2,925
Real estate                                                                      16,485               16,781
Other assets                                                                     44,573               39,529
                                                                               --------             --------
Total assets                                                                   $813,192             $921,469
                                                                               ========             ========
LIABILITIES

Reserves:
  Losses and loss adjustment expenses (Note 3)                                 $449,864             $477,631
  Unearned premiums                                                              25,296               24,591
                                                                               --------             --------
Total reserves                                                                  475,160              502,222
Bank loan payable (Note 8)                                                       13,000                   --
Other liabilities                                                                30,332               32,729
                                                                               --------             --------
Total liabilities                                                               518,492              534,951

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock - par value $1.00, 5,000,000 shares
  authorized, no shares issued or outstanding                                        --                   --
Common stock - par value $0.0001, 30,000,000 shares
  authorized, 12,792,091 shares issued,
  1999 -   9,513,189 shares outstanding
  1998 - 11,878,791 shares outstanding                                                1                    1
Additional paid-in capital                                                       36,386               36,386
Accumulated other comprehensive income (loss)                                   (14,764)              18,685
Retained earnings                                                               370,923              344,587
                                                                               --------             --------
                                                                                392,546              399,659
Treasury stock, at cost
  (1999 - 2,778,902 shares and 1998- 413,300 shares)                            (93,796)             (13,141)
Stock subscription notes receivable                                              (4,050)                  --
                                                                               --------             --------
Total stockholders' equity                                                      294,700              386,518
                                                                               --------             --------

Total liabilities and stockholders' equity                                     $813,192             $921,469
                                                                               ========             ========

                            See accompanying notes.

                     SCPIE Holdings Inc. and Subsidiaries

                       Consolidated Statements of Income
                     (In thousands, except per share data)

FOR THE YEAR ENDED DECEMBER 31,                                            1999                1998               1997
-------------------------------                                          --------            --------           --------
REVENUES

Premiums earned (Note 4)                                                 $153,192            $157,976           $133,866
Net investment income (Note 2)                                             37,697              40,367             42,716
Realized investment gains (losses) (Note 2)                                  (295)             11,129              6,602
Other revenue                                                                 693                 489                551
                                                                         --------            --------           --------
Total revenues                                                            191,287             209,961            183,735

EXPENSES

Losses and loss adjustment expenses (Note 3)                              122,780             132,208            123,377
Other operating expenses                                                   29,310              28,211             17,987
                                                                         --------            --------           --------
Total expenses                                                            152,090             160,419            141,364
                                                                         --------            --------           --------
Income before federal income taxes                                         39,197              49,542             42,371
Federal income taxes (Note 5)                                               9,295              12,566             10,195
                                                                         --------            --------           --------
Net income                                                               $ 29,902            $ 36,976           $ 32,176
                                                                         ========            ========           ========

Basic earnings per share of common stock (Note 11)                       $   2.63            $   3.06           $   2.66

Diluted earnings per share of common stock (Note 11)                     $   2.62            $   3.06                N/A

                            See accompanying notes.

                     SCPIE Holdings Inc. and Subsidiaries

          Consolidated Statements of Changes in Stockholders' Equity
                                (In thousands)

                                                                                      STOCK
                                           ADDITIONAL                             SUBSCRIPTION    ACCUMULATED OTHER       TOTAL
                                   COMMON   PAID-IN      RETAINED     TREASURY        NOTES         COMPREHENSIVE     STOCKHOLDERS'
                                   STOCK    CAPITAL      EARNINGS      STOCK       RECEIVABLE          INCOME            EQUITY
                                   ------------------------------------------------------------------------------------------------
Balance at January 1, 1997         $ --     $    --      $280,788     $     --       $    --          $  7,779          $288,567
  Net income                         --          --        32,176           --            --                --            32,176
  Comprehensive income for
  unrealized gains on securities
  sold, net of reclassification
  adjustments of $4,534 for
  gains included in net income                                                                           6,859             6,859
                                                                                                                        --------
     Comprehensive income                                                                                                 39,035
                                                                                                                        --------

  Issuance of common stock            1      36,386            --           --            --                --            36,387
  Purchase of treasury stock                                              (416)                                             (416)
  Cash dividends                     --          --        (2,458)          --            --                --            (2,458)
                                   ----     -------      --------     --------       -------          --------          --------
Balance at December 31, 1997          1      36,386       310,506         (416)           --            14,638           361,115
  Net income                         --          --        36,976           --            --                --            36,976
  Comprehensive income for
  unrealized gains on securities
  sold, net of reclassification
  adjustments of $1,863 for
  gains included in net income                                                                           4,047             4,047
                                                                                                                        --------
     Comprehensive income                                                                                                 41,023
                                                                                                                        --------

  Purchase of treasury stock         --          --            --      (12,725)           --                --           (12,725)
  Cash dividends                     --          --        (2,895)          --            --                --            (2,895)
                                   ----     -------      --------     --------       -------          --------          --------
Balance at December 31, 1998          1      36,386       344,587      (13,141)           --            18,685           386,518
Net income                           --          --        29,902           --            --                --            29,902
  Comprehensive income for
  unrealized gains (losses) on
  securities sold, net of
  reclassification adjustments of
  $1,985 for losses included in
  net income                         --          --            --           --            --           (33,449)          (33,449)
                                                                                                                        --------
     Comprehensive loss                                                                                                   (3,547)
                                                                                                                        --------

Purchase of treasury stock           --          --            --      (84,705)           --                --           (84,705)
Treasury stock re-issued             --          --            --        4,050        (4,050)               --                --
Cash dividend                        --          --        (3,566)          --            --                --            (3,566)
                                   ----     -------      --------     --------       -------          --------          --------
Balance at December 31, 1999       $  1     $36,386      $370,923     $(93,796)      $(4,050)         $(14,764)         $294,700
                                   ====     =======      ========     ========       =======          ========          ========

                            See accompanying notes

                     SCPIE Holdings Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                (In thousands)

FOR THE YEAR ENDED DECEMBER 31,                                 1999                1998                1997
-------------------------------                               ---------           ---------           ---------
OPERATING ACTIVITIES

Net income                                                    $  29,902           $  36,976           $  32,176

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provisions for amortization and depreciation                  4,562               5,061               4,938
    Provision for deferred federal income taxes                   4,739               1,815                 370
    Realized investment (gains) losses                              295             (11,129)             (6,602)
Changes in operating assets and liabilities:
    Accrued investment income                                     2,360                 762              (1,004)
    Unearned premiums                                               705               2,519              (3,225)
    Policyholders' dividends payable                                 --                  --              (7,723)
    Unpaid losses and loss adjustment expenses,
      and reinsurance recoverables                              (47,875)             19,292             (12,950)
    Other assets                                                 (4,215)            (27,232)               (755)
                                                              ---------           ---------           ---------
Net cash provided by (used in) operating activities              (9,870)              9,159               5,804

INVESTING ACTIVITIES

Purchases - fixed maturities                                   (290,369)           (300,916)           (410,381)
Sales - fixed maturities                                        380,415             263,293             335,210
Maturities - fixed maturities                                    29,967              36,501              38,073
Purchases - equities                                            (26,597)            (19,219)             (7,692)
Sales - equities                                                 24,776               6,979              10,312
Change in short-term investments, net                           (38,498)             18,876               4,201
                                                              ---------           ---------           ---------
Net cash provided by (used in) investing activities              79,694               5,514             (30,277)

FINANCING ACTIVITIES

Proceeds from bank loan                                          13,000                  --                  --
Issuance of common stock, net of expenses                            --                  --              36,387
Purchase of  treasury stock                                     (84,705)            (12,725)               (416)
Cash dividends                                                   (3,566)             (2,895)             (2,458)
                                                              ---------           ---------           ---------
Net cash provided by (used in) financing activities             (75,271)            (15,620)             33,513
                                                              ---------           ---------           ---------

Increase (decrease) in cash                                      (5,447)               (947)              9,040

Cash at beginning of year                                        12,305              13,252               4,212
                                                              ---------           ---------           ---------
Cash at end of year                                           $   6,858           $  12,305           $  13,252
                                                              =========           =========           =========

                            See accompanying notes.

                     SCPIE Holdings Inc. and subsidiaries

                  Notes to Consolidated Financial Statements

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company
(SMC), collectively, the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

  The Company principally writes professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Most of the Company's coverage is written on a "claims made and reported" basis. This coverage is provided only for claims that are first reported to the Company during the insured's coverage period and that arise from occurrences during the insured's coverage period. The Company also makes "tail" coverage available for purchase by policyholders in order to cover claims that arise from occurrences during the insured's coverage period, but that are first reported to the Company after the insured's coverage period and during the term of the applicable tail coverage.

  The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

INVESTMENTS

  The Company has designated its entire investment portfolio as available for sale. The Company has no securities classified as "trading" or "held-to-maturity." Available for sale se-curities are stated at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized investment gains and losses and declines in value judged to be other than temporary are included as a component of revenues based on specific identification of the investment sold. Interest and dividends on securities classified as available for sale are included in investment income.

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

DEFERRED ACQUISITION COSTS

  Deferred acquisition costs are capitalized and amortized as premiums are earned over the terms of the related policies and are amortized over the effective period of the related policies.

      (IN THOUSANDS)                               1999            1998             1997
      --------------                             -------         -------         --------
      Balance at beginning of year               $ 8,051         $   520           $  591
      Costs deferred                              15,237          12,871            2,944
      Costs amortized                             13,221           5,340            3,015
                                                 -------         -------         --------

      Balance at end of year                     $10,067         $ 8,051           $  520
                                                 =======         =======           ======

  As the Company has expanded its operations in other states during 1998 and 1999 through brokerage relationships, the corresponding commissions and fronting fee arrangements have resulted in an overall increase in acquisition costs.

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

PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years.

REAL ESTATE

  Real estate, the Company's former home office headquarters, is recorded at cost and depreciated principally under the straight-line method over the useful life of the buildings. Accumulated depreciation at December 31, 1999 and 1998, was $3.0 million and $2.7 million respectively. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in March 1999. The Company intends to lease its former headquarters entirely to third parties.

INCOME TAXES

  Income taxes have been provided using the liability method in accordance with Financial Standards Board Statement (FASB) No. 109, Accounting for Income Taxes.

CREDIT RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and fixed maturities. The Company places its temporary cash investments with high-credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

  Reinsurance is placed with a number of individual companies and syndicates at Lloyd's of London to avoid concentration of credit risk. For the year ended December 31, 1999, approximately 90% of total reinsurance premiums paid were placed with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A- or better, including 36% with Lloyd's of London syndicates, 22% with Hannover Ruickversicherungs, 11% with American Re, and 6% with CNA. The remaining 25% of reinsurance premiums paid was placed among 18 other reinsurers.

STOCK-BASED COMPENSATION

  The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the dates of grant, no compensation expense is recognized.

EARNINGS PER SHARE

  Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share.

SEGMENT INFORMATION

  The Company operates principally in the United States of America and in only one reportable industry segment, which provides professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers principally in California.

NOTE 2. INVESTMENTS

  The Company's investments in available-for-sale securities are summarized as follows:

                                           COST OR      GROSS        GROSS
                                          AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(IN THOUSANDS)                              COST        GAINS        LOSSES       VALUE
--------------                            ---------   ----------   ----------     -----
December 31, 1999
Fixed-maturity securities:
  Bonds:
    U.S. Government and Agencies           $141,274      $   457      $ 7,641    $134,090
    State, municipalities and
      political subdivisions                253,741          596        6,953     247,384
    Mortgage-backed securities,
      U.S. Government                        49,800           75        1,034      48,841
    Corporate                               126,886            2        8,270     118,618
    Other                                        91           --           --          91
                                           --------      -------      -------    --------
Total fixed-maturity securities             571,792        1,130       23,898     549,024
Common stocks                                33,428           43            7      33,464
                                           --------      -------      -------    --------
Total                                      $605,220      $ 1,173      $23,905    $582,488
                                           ========      =======      =======    ========


December 31, 1998
Fixed-maturity securities:
  Bonds:
    U.S. Government and Agencies           $237,290      $15,874      $   364    $252,800
    State, municipalities and
      political subdivisions                348,161        8,080          839     355,402
    Mortgage-backed securities,
      U.S. Government                        68,542          602          206      68,938
    Corporate                                44,881          254          176      44,959
    Other                                        97           --           --          97
                                           --------      -------      -------    --------
Total fixed-maturity securities             698,971       24,810        1,585     722,196
Common stocks                                31,493        6,930        1,408      37,015
                                           --------      -------      -------    --------
Total                                      $730,464      $31,740      $ 2,993    $759,211
                                           ========      =======      =======    ========

  The fair values for fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

  The amortized cost and fair value of the Company's investments in fixed-maturity securities at December 31, 1999, are summarized by stated maturities as follows:

                                       AMORTIZED                   FAIR
         (IN THOUSANDS)                  COST                      VALUE
         --------------                ----------                ----------
         Years to maturity:
          One or less                  $  2,731                  $  2,735
          After one through              90,491                    89,289
          five
          After five through            192,626                   182,712
          ten
          After ten                     236,144                   225,447
          Mortgage-backed                49,800                    48,841
          securities                   --------                  --------
         Totals                        $571,792                  $549,024
                                       ========                  ========

  The foregoing data is based on the stated maturities of the securities.
Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

  Major categories of the Company's investment income are summarized as follows:

(IN THOUSANDS)           YEAR ENDED DECEMBER 31,                      1999           1998           1997
------------------------------------------------                  ------------   ------------   ------------
Fixed-maturity investments                                           $36,715        $39,670        $39,926
Equity investments                                                       590            812            840
Other                                                                  2,758          2,396          4,329
                                                                     -------        -------        -------
Total investment income                                               40,063         42,878         45,095
Investment expenses                                                    2,366          2,511          2,379
                                                                     -------        -------        -------
Net investment income                                                $37,697        $40,367        $42,716
                                                                     =======        =======        =======

  Realized gains and losses from sales of investments are summarized as follows:

(IN THOUSANDS)  YEAR ENDED DECEMBER 31,                                     1999            1998           1997
--------------------------------------                                  -------------   ------------   ------------
Fixed-maturity investments:
  Gross realized gains                                                     $6,952         $ 9,060         $4,959
  Gross realized losses                                                     7,340             131          2,022
                                                                           ------         -------         ------
Net realized gains (losses) on fixed-maturity investments                    (388)          8,929          2,937

Equity investments:
  Gross realized gains                                                      6,716           2,506          3,854
  Gross realized losses                                                     6,623             306            189
                                                                           ------         -------         ------
Net realized gains on equity investments                                       93           2,200          3,665
                                                                           ------         -------         ------

Total net realized gains (losses)                                          $ (295)        $11,129         $6,602
                                                                           ======         =======         ======


  Through the nine months ended September 30, 1999, the Company had net realized gains of $5.3 million. The Company recorded a realized loss in the 1999 fourth quarter related to the sale of securities to fund the repurchase of 2,023,973 shares of its own common stock and to reposition the Company's investment portfolio.

  The change in the Company's unrealized appreciation (depreciation) on fixed-maturity securities was $(46.0 million), $7.2 million and $8.5 million for the years ended December 31, 1999, 1998 and 1997, respectively; the corresponding amounts for equity securities were $(5.5 million), $(1.0 million) and $2.0 million.

   At December 31, 1999, the Company's investments in fixed-maturity securities with a fair value of $31.5 million were on deposit with state insurance departments to satisfy regulatory requirements.

   No investment in any person or its affiliates exceeded 10% of the Company's stockholders' equity at December 31, 1999.

NOTE 3. LOSSES AND LOSS ADJUSTMENT EXPENSES

  The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 1999, 1998 and 1997.

(IN THOUSANDS)                                                 1999              1998              1997
--------------                                            -----------       ------------      ------------
Reserve for losses and LAE, net of related
  reinsurance recoverable, at beginning of year              $452,732          $433,440          $440,301

Reserves assumed under the retroactive reinsurance
 agreement  (Note 4)                                               --            36,972                --


Provision for losses and LAE for claims occurring
  in the current year, net of reinsurance                     183,959           197,870           176,586
Decrease in estimated losses and LAE for claims
  occurring in prior years, net of reinsurance                (61,179)          (65,662)          (53,209)
                                                             --------          --------          --------
Incurred losses during the year, net of reinsurance           122,780           132,208           123,377

Deduct losses and LAE payments for claims,
  net of reinsurance, occurring during:
  Current year                                                 13,742            14,408            11,814
  Prior years                                                 156,913           135,480           118,424
                                                             --------          --------          --------
                                                              170,655           149,888           130,238
Reserve for losses and LAE, net of related
  reinsurance recoverable, at end of year                     404,857           452,732           433,440

Reinsurance recoverable for losses and LAE,
  at end of year                                               45,007            24,899            21,531
                                                             --------          --------          --------
Reserves for losses and LAE, gross of
  reinsurance recoverable, at end of year                    $449,864          $477,631          $454,971
                                                             ========          ========          ========

  The Company's reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1998, 1997 and 1996, were decreased in the following year by $61.2 million, $93.8 million, and $53.2 million, respectively, for claims that had occurred on or prior to those balance sheet dates. Those redundancies resulted primarily from settlement of claims and reevaluation of incurred but not reported reserves established in prior years for amounts that were less than expected. The 1998 redundancies were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business acquired from Fremont Indemnity Company (Fremont) in January 1998 (see Note 4 - Reinsurance).

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

  Reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition and economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company generally does not require collateral from its reinsurers that are licensed to assume such business.

  The effect of reinsurance on premiums written and earned are as follows:

                                             1999                    1998                    1997
(IN THOUSANDS)                       ---------------------   ---------------------   ---------------------
YEAR ENDED DECEMBER 31,               WRITTEN     EARNED      WRITTEN     EARNED      WRITTEN     EARNED
-----------------------              ---------   ---------   ---------   ---------   ---------   ---------
Direct                                $152,708    $149,191    $125,213    $124,077    $123,910    $125,289
Assumed                                 15,564      17,932      39,297      42,080      11,673      13,603
Ceded                                   14,376      13,931       8,187       8,181       4,941       5,026
                                      --------    --------    --------    --------    --------    --------
Net premiums                          $153,896    $153,192    $156,323    $157,976    $130,642    $133,866
                                      ========    ========    ========    ========    ========    ========

  Reinsurance ceded reduced losses and loss adjustment expenses paid by $12.4 million, $2.6 million and $5.4 million in 1999, 1998 and 1997, respectively. Reinsurance ceded reduced loss and loss adjustment expenses reserves by $45.0 million, $24.9 million and $21.5 million in 1999, 1998 and 1997, respectively.

  For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident and had various reinsurance up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of LAE. For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company has consolidated these treaties into a program in which the Company retains the first $2.0 million of losses and LAE per incident and reinsures the excess losses and LAE per incident up to $50.0 million.

  The Company acquired the medical malpractice insurance business of Fremont, effective January 1, 1998. The Company and Fremont concurrently entered into a 100% quota share prospective fronting arrangement, making the Company the reinsurer for the Fremont policies issued or renewed until the Company obtained the necessary regulatory approvals to underwrite the business directly. The Company entered into a similar arrangement with another insurer when it replaced the insurer under a multiple state agency program in 1998. Premiums of $6.3 million and $30.9 million are included in assumed premiums written for 1999 and 1998, respectively. The Company now writes these two programs directly. The Company also assumes reinsurance covering medical professional liability risks, primarily in the United States, as well as participating in high-layer excess of loss property catastrophe reinsurance for U.S. and international risks.

  In November 1996, the Company entered into a six-year agreement with a third party whereby the Company provided a $5.5 million letter of credit in exchange for future gains or losses based on the underwriting index of a reinsurance portfolio. The portfolio is composed of worldwide geographically dispersed catastrophe excess of loss treaty reinsurance business. The Company will also receive semiannual payments based on its notional amount ($5.0 million) at a rate determined annually. On an annual basis, if the combined ratio of the portfolio is below a stipulated underwriting index amount, the Company will recognize a gain; if the combined ratio is between two stipulated underwriting index amounts, the Company will not recognize a gain or loss; and, if the combined ratio is greater than a stipulated underwriting index amount, the Company will recognize a loss limited to its notional value plus any interest earned during the agreement. At December 31, 1999, the amounts recorded in the financial statements related to this agreement were not material.

NOTE 5. FEDERAL INCOME TAXES

  The components of the federal income tax provision in the accompanying consolidated statements of income are summarized as follows:

         (IN THOUSANDS)        YEAR ENDED DECEMBER 31,                  1999       1998       1997
         ---------------------------------------------------          -------   --------   --------
         Current                                                       $4,556    $10,751    $ 9,825
         Deferred                                                       4,739      1,815        370
                                                                       ------    -------    -------
         Total                                                         $9,295    $12,566    $10,195
                                                                       ======    =======    =======

  A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

        (IN THOUSANDS)                 YEAR ENDED DECEMBER 31,                    1999        1998        1997
        --------------------------------------------------------               ---------   ---------   ---------
        Federal income tax at 35%                                               $13,719     $17,339     $14,830
        Increase (decrease) in taxes resulting from:
          Tax-exempt interest                                                    (4,657)     (4,964)     (4,775)
          Dividends received deduction                                              (84)       (158)       (136)
          Goodwill                                                                  210         210         220
          Other                                                                     107         139          56
                                                                                -------     -------     -------
        Total federal income tax expense                                        $ 9,295     $12,566     $10,195
                                                                                =======     =======     =======

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                                  DECEMBER 31,
(IN THOUSANDS)            DECEMBER 31,                         1999           1998
---------------------------------------------              ------------   ------------
Deferred tax assets:
  Discounting of loss reserves                                $20,039        $23,107
  Unearned premium                                              1,771          1,721
  Unrealized investment losses                                  7,948             --
  Other                                                         2,484            214
                                                              -------        -------
Total deferred tax assets                                      32,242         25,042

Deferred tax liabilities:
  Deferred policy acquisition costs                             3,523          2,818
  Unrealized investment gains                                      --         10,061
  Other                                                         3,285             --
                                                              -------        -------
Total deferred tax liabilities                                  6,808         12,879
                                                              -------        -------
Net deferred tax assets                                       $25,434        $12,163
                                                              =======        =======

  The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the net deferred tax asset and, therefore, no such valuation allowance has been established.

  Federal income taxes paid during 1999, 1998 and 1997 were $8.1 million, $8.7 million and $11.0 million, respectively.

  In July 1997, the Internal Revenue Service (IRS) completed its examination of the Company's 1993 federal income tax return and issued notices of proposed adjustment that would have increased the Company's 1993 tax liability. In June 1998, the IRS proposed similar adjustments with respect to the Company's 1994 and 1995 federal income tax returns. All three years (1993 - 1995) were the subject of a settlement accepted by the IRS as of July 16, 1999, that did not increase the Company's federal income tax liability.

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

  In 1998, the NAIC adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's insurance subsidaries use to prepare their statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for each of the Company's insurance subsidiaries, California, Delaware and Arkansas must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Departments. At this time, it is anticipated that the states of California, Delaware and Arkansas will adopt Codification. Management believes that the impact of Codification will not be material to the Company's statutory-basis financial statements. Policyholders' surplus and net income, as reported to the domiciliary state insurance department in accordance with its prescribed or permitted statutory accounting practices, for the insurance subsidiaries are summarized as follows:

(IN THOUSANDS)                                 1999            1998            1997
--------------                             -------------   -------------   -------------
Statutory net income for the year            $ 34,021        $ 35,936        $ 32,239
Statutory capital and surplus at
 year end                                     265,459         343,330         321,289

   SCPIE Indemnity offers its insureds free tail coverage in the event of death, total and permanent disability, and complete and permanent retirement. In 1993, the NAIC published guidelines for establishing a reserve for future free tail policies when the claims-made policy includes a provision for waiving a premium charge in the event of death, disability or retirement of the insured. Based on the NAIC guidelines, this reserve should be recorded as an unearned premium reserve. Alternatively, it can be considered an unpaid loss with the permission of the insurance entity's state insurance department. In 1999, SCPIE Indemnity received written approval from the California Department of Insurance to record this reserve as an unpaid loss. SCPIE Indemnity's statutory surplus would be unaffected if the California Department of Insurance were to rescind its permission for this treatment.

  The maximum amount of dividends that may be paid by property/casualty insurance companies without prior approval of the California Insurance Commissioner is subject to restrictions relating to statutory surplus and net income. Due to a special dividend paid during 1999, dividends of $30.6 million may be distributed from SCPIE Indemnity to SCPIE Holdings after November 9, 2000, without prior approval of the California Insurance Commissioner.

NOTE 7. BENEFIT PLANS

  The Company has a 401(k) defined contribution plan and a noncontributory defined benefit plan, which provide retirement benefits to all its employees. Under the 401(k) plan, the Company presently matches the employee's contribution up to 6%. The contribution expense for the 401(k) plan was $634,000, $661,000 and $479,000 for the years ended December 31, 1999, 1998 and 1997, respectively. An additional defined contribution plan that no longer accepts contributions will remain with the trustee as funded at December 31, 1989, until retirement or termination of all employees vested in the plan.

   During 1999, the Company implemented the Director and Senior Management Stock Purchase Plan. The directors and senior managers purchased a total of 145,000 shares of common stock under this plan. The eligible participants executed promissory notes in the aggregate amount of $4.1 million to fund this purchase.

   The Company's Employee Stock Purchase Plan, effective January 1, 2000, offers eligible employees the opportunity to purchase shares of SCPIE common stock through payroll deductions.

  The Company also maintains a defined benefit pension plan and a non-qualified supplemental plan of which the net pension expense consists of the following components:

                                                                             Qualified Plan          Supplemental Plan
                                                                     ---------------------------------------------------
(IN THOUSANDS)    YEAR ENDED DECEMBER 31,                                1999     1998     1997    1999    1998    1997
-------------------------------------------                             ------   ------   ------   -----   -----   -----
Service cost                                                            $ 503    $ 344    $ 323    $ 220   $ 184   $ 139
Interest cost                                                             255      195      161      250     212     164
Actual return on plan assets                                             (254)    (220)    (170)       -       -       -
Amortization of:
  Transition obligation (asset)                                            (4)      (4)      (4)       -       7       7
  Prior service cost                                                       (1)      (1)      (1)      84      84      84
  Actuarial loss                                                            -        -        -       38      26       -
                                                                        -----    -----    -----    -----   -----   -----
Net pension expense                                                     $ 499    $ 314    $ 309    $ 592   $ 513   $ 394
                                                                        =====    =====    =====    =====   =====   =====

  The following table sets forth the funding status of the plan:

                                                                          Qualified Plan       Supplemental Plan
                                                                       -------------------------------------------
(IN THOUSANDS)                   DECEMBER 31,                            1999       1998       1999        1998
-------------------------------------------------------                --------   --------   ---------   ---------
Change in Benefit Obligation
----------------------------
Net benefit obligation at beginning of year                            $ 3,214     $2,501     $ 3,308       2,724
Service cost                                                               503        344         220         184
Interest cost                                                              255        195         250         212
Actuarial (gain) loss                                                     (774)       182        (122)        187
Gross benefits paid                                                        (39)        (8)          -           -
                                                                       -------     ------     -------     -------
Net benefit obligation at end of year                                    3,159      3,214       3,656       3,307
                                                                       -------     ------     -------     -------

Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year                           3,203      2,758           -           -
Actual return on plan assets                                               455        452           -           -
Employer contributions                                                       -          -           -           -
Gross benefits paid                                                        (39)        (8)          -           -
                                                                       -------     ------     -------     -------
Fair value of plan assets at end of year                                 3,619      3,202           -           -
                                                                       -------     ------     -------     -------

Funded status (underfunded)                                                461        (12)     (3,656)     (3,307)
Unrecognized actuarial (gain) loss                                      (1,185)      (209)        365         524
Unrecognized prior service cost                                            (10)       (11)        856         940
Unrecognized net transition                                                (20)       (23)          -           -
                                                                       -------     ------     -------     -------
Accrued pension expense                                                $  (754)    $ (255)    $(2,435)    $(1,843)
                                                                       =======     ======     =======     =======

Amounts recognized in the statement of
 financial position consists of
  Accrued benefit liability                                               (754)      (255)     (2,519)     (2,040)
  Intangible asset                                                           -          -          84         197
                                                                       -------     ------     -------     -------
Accrued pension expense                                                $  (754)    $ (255)    $(2,435)    $(1,843)
                                                                       =======     ======     =======     =======

                                                                           Qualified Plan         Supplemental Plan
                                                                        --------------------------------------------
DECEMBER 31,                                                            1999    1998    1997    1999    1998    1997
-------------------------------------------------------                 ----    ----    ----    ----    ----    ----
Weighted-average assumptions
  Discount rate                                                         7.75%   6.75%   7.00%   7.75%   6.75%   7.00%
  Expected return on plan assets                                        8.00%   8.00%   8.00%     --      --      --
  Rate of compensation increase                                         5.00%   5.00%   5.00%   5.00%   5.00%   5.00%

NOTE 8. BANK LOAN PAYABLE

  On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. The Credit Agreement allows company borrowings up to $75 million from time to time, subject to certain conditions. The proceeds may be used by the Company for general corporate purposes and certain other permitted uses. Under the Credit Agreement, the interest rate (6.785% at December 31, 1999) is based upon fluctuations in the London InterBank Offered Rate (LIBOR). As of December 31, 1999, $13.0 million of borrowings were outstanding. The entire amount is payable March 21, 2000, and may be renewed at the option of the Company. No interest was paid during 1999.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

  The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate filed a notice of appeal of this ruling with the district court of appeal. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

  In July 1998, the Company entered a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease has escalating payments over a term of 10 years and the Company moved its headquarters and principal operations to this space. The company expended $5.2 million for leasehold improvements and equipment through December 31, 1999. Rent expense for the year ended December 31, 1999 was $2.5 million.

  Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1999 (in thousands).

     2000                               $ 2,676
     2001                                 2,742
     2002                                 2,723
     2003                                 2,754
     2004                                 2,761
     Thereafter                          12,071
                                        -------
                                        $25,727
                                        =======

NOTE 10.   STOCK BASED COMPENSATION

  The Company has a stock compensation plan, the 1997 Equity Participation Plan of SCPIE Holdings Inc. (the Plan) which provides for grants of stock options to key employees and non-employee directors of the Company.

  The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. FASB No. 123 requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that Statement.

  The aggregate number of options for common shares issued and issuable under the Plan currently is limited to 1,250,000. All options granted have 10-year terms and vest over various future periods.

  Exercise prices for options outstanding at December 31, 1999, ranged from $27.73 to $36.50. The weighted average remaining contractual life of those options is nine years.

  A summary of the Company's stock option activity and related information follows:


                                                              1999                                   1998
                                             -----------------------------------------------------------------------------
                                               Number of       Weighted-Average        Number of       Weighted-Average
                                                Options         Exercise Price          Options         Exercise Price
                                             -------------   ---------------------   -------------   ---------------------
Options outstanding at beginning of year        256,790             $30.76                    -            $     -
Granted during year                             216,200              29.02              262,590              30.76
Exercised during year                                 -                  -                    -                  -
Forfeited during year                             6,600              29.19                5,800              30.76
                                                -------                                 -------
Options outstanding at end of year              466,390             $29.97              256,790             $30.76
                                                =======                                 =======

  The Company's pro forma information using the Black-Scholes valuation model follows:

                                                                                             1999       1998
                                                                                           -------    -------
Estimated weighted average of the fair value of options granted                            $  7.40    $ 10.72
Pro forma net income (in 000's)                                                            $28,373    $35,869
Pro forma earnings per share - Basic                                                       $  2.50    $  2.97
                             - Diluted                                                     $  2.49    $  2.97

  For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 5.5% to 5.6%; dividend yields ranging from 0.66% to 1.14%; volatility factors of the expected market price of the Company's common stock ranging from .273 to .358; and a weighted average expected life of the options ranging from three to five years.

  In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

NOTE 11. EARNINGS PER SHARE OF COMMON STOCK

  The following table sets forth the computation of basic and diluted earnings per share as of and for the year ended:

                                                                           DECEMBER 31,
                                                        -------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     1999                 1998                 1997
                                                        -------              -------              -------
Numerator:
   Net income                                           $29,902              $36,976              $32,176

Numerator for:
   Basic earnings per share of common stock             $29,902              $36,976              $32,176
   Diluted earnings per share of common stock           $29,902              $36,976              $32,176

Denominator:
   Denominator for basic earnings per share of
   common stock - weighted-average shares
   outstanding                                           11,384               12,074               12,108

   Effect of dilutive securities:
     Stock options                                           19                   15                  N/A
                                                        -------              -------
     Denominator for diluted earnings per share
     of common stock adjusted - weighted-average
     shares outstanding                                  11,403               12,089                  N/A
                                                        =======              =======

Basic earnings per share of common stock                $  2.63              $  3.06              $  2.66
                                                        =======              =======              =======

Diluted earnings per share of common stock              $  2.62              $  3.06                  N/A
                                                        =======              =======

NOTE 12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The unaudited quarterly results of operations for 1999 and 1998 are summarized as follows:

                                                              1999                                          1998
                                            -----------------------------------------     ----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)         1ST        2ND        3RD         4TH         1ST        2ND        3RD        4TH
------------------------------------------  -------    -------    -------     -------     -------    -------    -------    -------
Premiums earned and other revenues          $41,155    $39,468    $38,992     $34,270     $39,724    $40,026    $38,447    $40,268
Net investment income                         9,476      9,961      9,514       8,746      10,503     10,123      9,768      9,973
Realized investment gains (losses)            6,102        506     (1,325)     (5,578)      2,320      1,741      3,269      3,799
Net income                                   11,592      8,006      6,779       3,525       9,024      8,393      9,412     10,147

Basic earnings per share of common stock    $   .98    $   .69    $   .59     $   .33     $  0.74    $  0.69    $  0.79    $  0.85
Diluted earnings per share of common stock  $   .98    $   .69    $   .58     $   .33     $  0.74    $  0.69    $  0.78    $  0.85

          Schedule II - Condensed Financial Information of Registrant

                              SCPIE Holdings Inc.
                           Condensed Balance Sheets
                                (In thousands)



DECEMBER 31                                                             1999                      1998
                                                               -----------------------   ----------------------
         ASSETS
         Securities available for sale:
         Fixed-maturity investments, at fair value
           (amortized cost: 1998 - $43)                               $     --                 $     43
         Equity investments, at fair value                              23,401                    2,000
         Short-term investments                                          2,724                    1,210
         Investment in subsidiaries                                    281,220                  383,555
                                                                      --------                 --------
         Total investments                                             307,345                  386,808
         Cash                                                              282                       72
         Other                                                             893                      652
                                                                      --------                 --------
         Total assets                                                 $308,520                 $387,532
                                                                      ========                 ========

         LIABILITIES
         Due to affiliates                                            $    640                 $  1,014
         Other                                                             180                       --
         Bank loan payable                                              13,000                       --
                                                                      --------                 --------
         Total liabilities                                              13,820                    1,014


         Stockholders' equity:
          Preferred stock - par value $0.0001,
           5,000,000 shares authorized,
           no shares issued or outstanding                                  --                       --
         Common stock - par value $0.0001,
           30,000,000 shares authorized, 12,792,091
           shares issued,
           1999 - 9,513,189 shares outstanding
           1998 - 11,878,791 shares outstanding                              1                        1
         Additional paid-in capital                                     36,386                   36,386
         Accumulated other comprehensive income (loss)                 (14,764)                  18,685
         Retained earnings                                             370,923                  344,587
                                                                      --------                 --------
                                                                       392,546                  399,659
         Treasury stock, at cost (1999 - 2,778,902
          shares and 1998 - 413,300 shares)                            (93,796)                 (13,141)

         Stock subscription notes receivable                            (4,050)                      --
                                                                      --------                 --------
         Total stockholders' equity                                    294,700                  386,518
                                                                      --------                 --------
         Total liabilities and stockholders' equity                   $308,520                 $387,532
                                                                      ========                 ========

                            See accompanying notes.

                              SCPIE Holdings Inc.

                       Condensed Statements of Operations
                                 (In thousands)

                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
FOR THE YEAR ENDED                                            1999            1998            1997
------------------                                       -------------   -------------   -------------
         Dividend from subsidiary                           $106,000         $25,000         $20,000
         Net investment income                                   638             142             804
         Realized investment gains (losses)                   (4,278)              2             (10)
         Other expenses                                       (2,229)         (1,956)         (1,287)
                                                            --------         -------         -------
         Earnings before federal income taxes and
           equity in income (loss) of subsidiaries           100,131          23,188          19,507
         Federal income taxes                                    (22)            (28)            (37)
                                                            --------         -------         -------

         Earnings before equity in income (loss) of
           subsidiaries                                      100,109          23,160          19,470
         Equity in income (loss) of subsidiaries             (70,207)         13,816          12,706
                                                            --------         -------         -------
         Net income (loss)                                  $ 29,902         $36,976         $32,176
                                                            ========         =======         =======

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
FOR THE YEAR ENDED                                                                  1999            1998            1997
------------------                                                             -------------    -------------   -------------
         OPERATING ACTIVITIES
         Net income                                                              $ 29,902        $ 36,976        $ 32,176
         Adjustments to reconcile net loss to net cash
          provided by operating activities:
           Realized investment (gains) losses                                       4,278              (2)             10
           Due to affiliates                                                         (374)          1,088             (74)
           Provision for amortization                                                 839             601              --
           Changes in other assets and liabilities                                    (61)            591          (1,345)
           Equity in undistributed (income) loss of subsidiaries                   70,207         (13,816)        (12,706)
                                                                                 --------        --------        --------
         Net cash provided by operating activities                                104,791          25,438          18,061

         INVESTING ACTIVITIES
         Sales - fixed maturities                                                      43           2,965          19,389
         Purchase - securities                                                    (25,839)         (2,000)        (22,881)
         Change in short-term investments                                          (1,514)           (938)           (272)
         Capital contribution to subsidiaries                                      (2,000)        (10,000)        (48,000)
                                                                                 --------        --------        --------
         Cash used in investing activities                                        (29,310)         (9,973)        (51,764)

         FINANCING ACTIVITIES
         Issuance of common stock, net of expenses                                                                 36,387
         Proceeds from bank loan                                                   13,000              --              --
         Purchase of treasury stock                                               (84,705)        (12,725)           (416)
         Cash dividends                                                            (3,566)         (2,895)         (2,458)
                                                                                 --------        --------        --------
         Cash provided by (used in) financing activities                          (75,271)        (15,620)         33,513

         Increase (decrease) in cash                                                  210            (155)           (190)
         Cash at beginning of period                                                   72             227             417
                                                                                 --------        --------        --------
         Cash at end of period                                                   $    282        $     72        $    227
                                                                                 ========        ========        ========

                            See accompanying notes.

                              SCPIE Holdings Inc.
                    Notes to Condensed Financial Statements
                               December 31, 1999


1. BASIS OF PRESENTATION

   In the SCPIE Holdings financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings financial statements should be read in conjunction with the consolidated financial statements.

2. BANK LOAN PAYABLE

   On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. The Credit Agreement allows company borrowings up to $75 million from time to time, subject to certain conditions. The proceeds may be used by the Company for general corporate purposes and certain other permitted uses. Under the Credit Agreement, the interest rate (6.785% at December 31, 1999) is based upon fluctuations in the London InterBank Offered Rate (LIBOR). As of December 31, 1999, $13.0 million of borrowings were outstanding. The entire amount is payable March 21, 2000, and may be renewed at the option of the Company. No interest was paid during 1999.