Form 10-Q
period 2000-03-31
SCPIE HOLDINGS INC
filed 2000-05-15
CIK 1013609

________________________________________________________________________________
________________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2000                 COMMISSION FILE NO. 1-12449


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


                            Yes   X         No _____
                                -----


   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                Class                              Outstanding at May 11, 2000
   Preferred stock, par value $l.00 per share              No shares
                outstanding                             9,394,569 shares
   Common stock, par value $0.0001 per share



________________________________________________________________________________
________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                MARCH 31,   DECEMBER 31,
                                                                                  2000         1999
                                                                               -----------  ------------
                                                                               (unaudited)
     ASSETS
Securities available-for-sale:
  Fixed-maturity investments (Note 3), at fair value
     (amortized cost 2000 -- $567,267; 1999 - $571,792)                          $547,407       $549,024
  Equity investments, at fair value
    (cost 2000 -- $27,547; 1999 - $33,428)                                         22,028         33,464
                                                                                 --------       --------
          Total securities available-for-sale                                     569,435        582,488
Short-term investments                                                             76,657         72,903
                                                                                 --------       --------
          Total investments                                                       646,092        655,391
Cash                                                                                1,712          6,858
Accrued investment income                                                           8,334          9,080
Reinsurance recoverable on unpaid loss and loss
  adjustment expense reserves                                                      44,332         45,007
Deferred federal income taxes (Note 4)                                             25,357         25,434
Costs in excess of net assets acquired                                              6,775          6,983
Property and equipment, net                                                         3,352          3,381
Real estate                                                                        16,396         16,485
Other assets                                                                       44,548         44,573
                                                                                 --------       --------
          Total assets                                                           $796,898       $813,192
                                                                                 ========       ========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses                                            $443,941       $449,864
  Unearned premiums                                                                26,569         25,296
                                                                                 --------       --------
          Total reserves                                                          470,510        475,160
Bank loan payable                                                                  13,000         13,000
Other liabilities                                                                  20,891         30,332
                                                                                 --------       --------
          Total liabilities                                                       504,401        518,492

Commitments and contingencies                                                           -              -

    STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00, 5,000,000 shares
  authorized, no shares issued or outstanding                                           -              -
Common stock, par value $0.0001, 30,000,000
  shares authorized, 12,792,091 shares issued,
  2000 - 9,401,269 shares outstanding
  1999 - 9,513,189 shares outstanding                                                   1              1
Additional paid-in capital                                                         36,386         36,386
Accumulated other comprehensive loss                                              (16,507)       (14,764)
Retained earnings                                                                 373,764        370,923
                                                                                 --------       --------
                                                                                  393,644        392,546
Treasury stock, at cost
 (2000 - 2,890,822 shares; 1999 - 2,778,902 shares)                               (97,097)       (93,796)
Stock subscription notes receivable                                                (4,050)        (4,050)
                                                                                 --------       --------
          Total stockholders' equity                                              292,497        294,700
                                                                                 --------       --------
          Total liabilities and stockholders' equity                             $796,898       $813,192
                                                                                 ========       ========

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              -------------------
                                                                                2000       1999
                                                                               -------    -------
Revenues:
  Premiums earned                                                              $40,036    $41,018
  Net investment income                                                          8,339      9,476
  Realized investment gains (losses)                                              (915)     6,102
  Other revenue                                                                    137        137
                                                                               -------    -------
          Total revenues                                                        47,597     56,733

Expenses:
  Losses and loss adjustment expenses                                           34,132     33,563
  Other operating expenses                                                       8,728      7,194
                                                                               -------    -------
          Total expenses                                                        42,860     40,757
                                                                               -------    -------

Income before federal income taxes                                               4,737     15,976
Federal income taxes                                                               946      4,384
                                                                               -------    -------
          Net income                                                           $ 3,791    $11,592
                                                                               =======    =======

Basic earnings per share of common stock                                       $ 0 .40    $  0.98

Diluted earnings per share of common stock                                     $  0.40    $  0.98

Cash dividend declared per share of common stock                               $  0.10    $  0.08



           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                              STOCK       ACCUMULATED      TOTAL
                                                       ADDITIONAL                          SUBSCRIPTION       OTHER       STOCK-
                                               COMMON   PAID-IN     RETAINED    TREASURY      NOTES       COMPREHENSIVE   HOLDERS'
                                               STOCK    CAPITAL     EARNINGS     STOCK      RECEIVABLE        INCOME       EQUITY
                                               ------  ----------  ----------  ----------  -------------  -------------   ---------
 BALANCE AT JANUARY 1, 2000                        $1     $36,386   $370,923    $(93,796)       $(4,050)       $(14,764)  $294,700
     Net income                                     -           -      3,791           -                              -      3,791
     Other comprehensive loss for
       unrealized loss on securities sold,
       net of reclassification adjustments
       of $80 for losses included in
       net income.                                                                                               (1,743)     (1,743)
                                                                                                                          ---------
             Comprehensive income                                                                                             2,048
     Purchase of treasury stock                     -           -          -      (3,301)                             -      (3,301)
    Cash dividends                                  -           -       (950)          -              -               -        (950)
                                               ------  ----------   --------    --------   ------------        --------    --------
 BALANCE AT MARCH 31, 2000                         $1     $36,386   $373,764    $(97,097)       $(4,050)       $(16,507)   $292,497
                                               ======  ==========   ========    ========   ============        ========    ========

                            See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                             2000       1999
                                                                           --------   --------
OPERATING ACTIVITIES
Net income                                                                 $  3,791   $ 11,592
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for amortization and depreciation                                  835        801
   Provision for deferred federal income taxes                                  953        415
   Realized investment (gains) losses                                           915     (6,102)
Changes in operating assets and liabilities:
   Accrued investment income                                                    746        915
   Unearned premiums                                                          1,273     (2,357)
   Unpaid losses and loss adjustment expenses, and
     reinsurance recoverables                                                (5,248)    (7,221)
   Other liabilities                                                         (7,579)     4,131
   Other assets                                                                (690)     4,754
                                                                           --------   --------
          Net cash provided by (used in) operating activities                (5,004)     6,928
                                                                           --------   --------

INVESTING ACTIVITIES
   Purchases--fixed maturities                                              (48,347)   (94,426)
   Sales - fixed maturities                                                  50,319     89,988
   Maturities-- fixed maturities                                                180      2,856
   Purchases - equities                                                           -    (12,662)
   Sales - equities                                                           5,711     24,755
   Changes in short-term investments                                         (3,754)   (14,012)
                                                                           --------   --------
          Net cash provided by (used in) investing activities                 4,109     (3,501)
                                                                           --------   --------

FINANCING ACTIVITIES
   Purchase of treasury stock                                                (3,301)    (4,073)
   Cash dividends                                                              (950)      (984)
                                                                           --------   --------
          Net cash used in financing activities                              (4,251)    (5,057)
                                                                           --------   --------

 Decrease in cash                                                            (5,146)    (1,630)

Cash at beginning of period                                                $  6,858     12,305
                                                                           --------   --------
Cash at end of period                                                      $  1,712   $ 10,675
                                                                           ========   ========

                            See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1999. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying March 31, 2000 and 1999 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.


2.   EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 2000               1999
                                                     ------             -------
Numerator:
   Net income                                        $3,791             $11,592

Numerator for:
   Basic earnings per share of common stock          $3,791             $11,592
   Diluted earnings per share of common stock        $3,791             $11,592

Denominator:
   Denominator for basic earnings per
   share of common stock - weighted-average
   shares outstanding                                 9,421              11,808

   Effect of dilutive securities:
     Stock options                                       23               - 0 -
                                                     ------             -------
     Denominator for diluted earnings
      per share of common stock adjusted-
      weighted-average shares outstanding             9,444              11,808

Basic earnings per share of common
 stock                                               $ 0.40             $  0.98
                                                     ======             =======
Diluted earnings per share of common
 stock                                               $ 0.40             $  0.98
                                                     ======             =======

     At March 31, 1999, no incremental shares related to stock options are included in the diluted average number of shares outstanding as the impact would have been antidilutive.

3.   INVESTMENTS

     The Company's investments in available-for-sale securities at March 31, 2000 are summarized as follows:

                                                                   COST OR        GROSS       GROSS
                                                                  AMORTIZED     UNREALIZED  UNREALIZED
                                                                     COST         GAINS       LOSSES    FAIR VALUE
                                                                --------------  ----------  ----------  ----------
                                                                                    (IN THOUSANDS)
Fixed-maturity investments:
      U. S. Government and Agencies                                  $163,866       $  874     $ 5,870    $158,870
      State, Municipalities and
        Political Subdivisions                                        223,651          378       4,869     219,160
      Mortgage-backed securities                                       43,624           46         683      42,987
      Corporate                                                       136,126           47       9,783     126,390
                                                                     --------       ------     -------    --------
Total fixed-maturity investments                                      567,267        1,345      21,205     547,407
Equity investments                                                     27,547            3       5,522      22,028
                                                                     --------       ------     -------    --------
Total investments                                                    $594,814       $1,348     $26,727    $569,435
                                                                     ========       ======     =======    ========

4.   FEDERAL INCOME TAXES

     The components of the federal income tax provision (benefit) in the accompanying statements of income are summarized as follows:

                              THREE  MONTHS ENDED
                                   MARCH 31,
                             --------------------
                              2000           1999
                             -----         ------
                                (IN THOUSANDS)
Current                      $  (7)        $3,969
Deferred                       953            415
                             -----         ------
Total                        $ 946         $4,384
                             =====         ======

     A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                    2000         1999
                                                    ------      -------
                                                       (IN THOUSANDS)
     Federal income tax at 35%                      $1,658      $ 5,592
     Increase (decrease) in taxes resulting from:
        Tax-exempt interest                           (842)      (1,274)
        Dividends received deduction                   (23)         (36)
        Goodwill                                        53           53
        Other                                          100           49
                                                    ------      -------
     Total                                          $  946      $ 4,384
                                                    ======      =======

     In July 1997, the Internal Revenue Service (IRS) completed its examination of the Company's 1993 federal income tax return and issued notices of proposed adjustment that would have increased the Company's 1993 tax liability. In June 1998, the IRS proposed similar adjustments with respect to the Company's 1994 and 1995 federal income tax returns. All three years (1993-1995) were the subject of a settlement accepted by the IRS as of July 16, 1999, that did not increase the Company's federal income tax liability.

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

     The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgement was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate filed a notice of appeal of this ruling with the district court of appeal. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the Company's concentration of business in a single line in a single state; the Company's entry into new markets; competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense (LAE) reserves, reinsurance, importance of ratings, regulatory matters, and changes in healthcare; the availability of bank financing; and certain structural matters, including the Company's holding company structure and anti-takeover measures. These risks and uncertainties are discussed in more detail under "Business--Risk Factors," and "Management's Discussion and Analysis --General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

  Premiums Earned. Premiums earned decreased approximately $1.0 million, or 2.4%, to $40.0 million for the three months ended March 31, 2000 from $41.0 million for the same period in 1999. Medical malpractice premiums from physicians, medical groups and other healthcare providers were approximately $35.0 million for the three months ended March 31, 2000 compared to $37.8 million for the same period in 1999, due primarily to the current competitive pricing conditions in California. Hospital medical malpractice premiums were essentially unchanged at $2.2 million for the three months ended March 31, 2000 from $2.2 million for the same period in 1999. Assumed reinsurance premiums were approximately $3.2 million for the three months ended March 31, 2000 compared to $1.0 million for the same period in 1999.

  Net Investment Income. Net investment income decreased to $8.3 million for the three months ended March 31, 2000 from $9.5 million for the same period in 1999. Average assets decreased to $650.7 million during the three months ended March 31, 2000 compared to $785.8 million for the same period in 1999. Invested assets were reduced to provide the necessary funds to purchase 2.0 million shares of the Company's common stock in November 1999.

  Realized Investment Gains. Realized investment losses were approximately $0.9 million for the three months ended March 31, 2000 compared to gains of $6.1 million for the same period in 1999. During the first quarter of 1999 the Company sold the majority of its equity portfolio, which resulted in significant realized gains.

  Losses and LAE. Losses and LAE increased to $34.1 million for the three months ended March 31, 2000 from $33.6 million for the same period in 1999. As a percentage of premiums earned, losses and LAE increased to 85.3% for the three months ended March 31, 2000 from 81.8% for the same period in 1999. This increase reflects adverse developments and strengthening of reserves in the Company's professional liability programs for hospitals. For the three months ended March 31, 2000, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $12.9 million as compared to a reserve reduction of $16.1 million for the same period in 1999 for claims incurred in prior policy years.

  Other Operating Expenses. Other operating expenses increased by $1.5 million, or 21.3%, to $8.7 million for the three months ended March 31, 2000 from $7.2 million for the same period in 1999. The ratio of other operating expenses to premiums earned was 21.8% for the three months ended March 31, 2000 and 17.5% for the same period in 1999. This increase reflects the elimination of commissions on reinsurance ceded and greater employment-related expenses.

  Federal Income Taxes. Federal income tax expense decreased $3.5 million, to $0.9 million for the three months ended March 31, 2000 from $4.4 million for the same period in 1999. The effective tax rate is 20.0% for the three months ended March 31, 2000 compared to 27.4% for the same period in 1999 due to higher realized gains in 1999.

  Net Income. Net Income for the first quarter of $3.8 million, or $.40 per share, compares with $11.6 million, or $.98 per share in 1999.

  Other Comprehensive loss represents the changes in the unrealized gains and losses of the company's investments occurring during the period. The company incurred other comprehensive losses for the first quarter of 2000 (net of tax benefit) of $1.7 million. The losses were primarily the result of increased market rates that reduced the value of the company's investment portfolio. See "Quantitative and Qualitative Disclosures About Market Risk" below.

LIQUIDITY AND CAPITAL RESOURCES

  The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

  Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2000, the company had negative cash flow from operations of $5.0 million compared to a positive cash flow of $6.9 million during the corresponding 1999 period.

  The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $22.0 million at March 31, 2000. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future.

  The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March 1999. One of the two former headquarters buildings was leased to a third party effective May 1, 2000. The Company also intends to lease the other building to a third party. The Company expended $5.2 million for leasehold improvements and equipment through March 31, 2000.

  The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $76.7 million, or 11.9% of invested assets, at March 31, 2000. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

  SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any year, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay SCPIE Holdings during 2000 without prior regulatory approval is approximately $30.6 million.

  On August 31, 1999, the California Insurance Commissioner approved a special dividend of $80.0 million from SCPIE Indemnity Company to SCPIE Holdings, which was distributed on November 9, 1999. The proceeds from this dividend were used by the Company to purchase 2,023,973 shares of its common stock at $35 per share through a procedure referred to as a "Dutch Auction." Because of the large amount of these dividends paid to SCPIE Holdings on November 9, 1999, additional dividends in any material amount effectively may not be paid to SCPIE Holdings, without regulatory approval, until 12 months after that date. The Company believes that SCPIE Holdings has sufficient liquid assets and other resources of cash that no dividends will be required until after November 9, 2000.

  On May 25, 1999 the Company entered into a Credit Agreement with Union Bank of California, N.A., First Union National Bank, and Dresdner Bank AG, as lenders. Under the Credit Agreement, the Company may borrow up to $75,000,000, from time to time, subject to certain conditions. The proceeds from the Credit Agreement may be used by the Company for general corporate purposes and certain other permitted uses. As of March 31, 2000, borrowings under the Credit Agreement totaled $13.0 million.

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

  During May 1999, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock on the open market. This authorization replaced the company's prior program that expired in May 1999. Since 1997, 1,012,020 shares were repurchased under these programs. At May 11, 2000, 713,480 shares remained subject to purchase under the 1999 program. The Board of Directors has since extended the term of the stock repurchase program until the 2001 Annual Meeting of Stockholders with respect to the remaining 713,480 shares of the Company's common stock.


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

  The Company invests its assets primarily in fixed-maturity securities, which at March 31, 2000 comprised 84.7% of total investments at market value. U.S. government and tax-exempt bonds represent 69% of the fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 3% of total investment at market value. The remaining 12.3% of the investment portfolio consists of highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

   Interest rates have risen substantially since December 31, 1998, resulting in a decline in the value of the five year treasury bonds and adversely affecting
the carrying value of the company's fixed maturity portfolio.   At March 31,
2000 the value of the Company's fixed maturities portfolio had declined to $19.9 million below amortized cost. If these securities were sold at their current carrying values, the Company would record a realized loss.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its
entirety.   The case was remanded to the California Superior Court in which the judgment was originally entered. The Company has filed a motion in the Superior Court for the entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the company, and judgment for the Company was entered on September 20, 1999. The bankruptcy estate filed a notice of appeal of this ruling with the district court of appeal. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   The following exhibits are included herewith.

27 Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCPIE HOLDINGS INC.



Date:  May 15, 2000                   By:         /s/ Patrick T. Lo
                                          ______________________________________
                                                    Patrick T. Lo
                                                Senior Vice President
                                             and Chief Financial Officer