Form 10-Q
period 2000-06-30
SCPIE HOLDINGS INC
filed 2000-08-14
CIK 1013609

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


FOR THE QUARTER ENDED JUNE 30, 2000                  COMMISSION FILE NO. 1-12449


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

             Class                               Outstanding at August 11, 2000
Preferred stock, par value $l.00 per share            No shares outstanding
Common stock, par value $0.0001 per share             9,340,269 shares


================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2000            1999
                                                                                  --------        --------
                                                                                 (unaudited)
     ASSETS
Securities available-for-sale:
  Fixed-maturity investments (Note 3), at fair value
     (amortized cost 2000 -- $575,264; 1999 -- $571,792)                           $555,882        $549,024
  Equity investments, at fair value
    (cost 2000 -- $24,933; 1999 -- $33,428)                                          20,411          33,464
                                                                                   --------        --------
          Total securities available-for-sale                                       576,293         582,488
Short-term investments                                                               58,847          72,903
                                                                                   --------        --------
          Total investments                                                         635,140         655,391
Cash                                                                                  3,810           6,858
Accrued investment income                                                             8,524           9,080
Reinsurance recoverable                                                              44,961          45,007
Deferred federal income taxes                                                        24,015          25,434
Costs in excess of net assets acquired                                                6,568           6,983
Property and equipment, net                                                           7,809           8,091
Real estate                                                                          16,306          16,485
Other assets                                                                         38,800          39,863
                                                                                   --------        --------
          Total assets                                                             $785,933        $813,192
                                                                                   ========        ========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses                                              $435,842        $449,864
  Unearned premiums                                                                  26,140          25,296
                                                                                   --------        --------
Total reserves                                                                      461,982         475,160
Bank loan payable                                                                     9,000          13,000
Other liabilities                                                                    19,407          30,332
                                                                                   --------        --------
          Total liabilities                                                         490,389         518,492

Commitments and contingencies                                                            --              --

     STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00, 5,000,000 shares
  authorized, no shares issued or outstanding                                            --              --
Common stock, par value $0.0001, 30,000,000
  shares authorized,
             12,792,091 shares issued
  2000 - 9,340,269 shares outstanding
  1999 - 9,513,189 shares outstanding
                                                                                          1               1
Additional paid-in capital                                                           36,386          36,386
Accumulated other comprehensive loss                                                (15,538)        (14,764)
Retained earnings                                                                   377,209         370,923
                                                                                   --------        --------
                                                                                    398,058         392,546
Treasury stock, at cost
 (2000 - 3,096,993 shares; 1999 -  2,778,902 shares)                                (98,464)        (93,796)
Stock subscription notes receivable                                                  (4,050)         (4,050)
                                                                                   --------        --------
          Total stockholders' equity                                                295,544         294,700
                                                                                   --------        --------
          Total liabilities and stockholders' equity                               $785,933        $813,192
                                                                                   ========        ========

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                              JUNE 30,               JUNE 30,
                                                                                         -------------------   --------------------
                                                                                             2000       1999       2000        1999
                                                                                          -------    -------    -------    --------
Revenues:
  Premiums earned                                                                         $43,613    $39,375    $83,649    $ 80,393
  Net investment income                                                                     8,417      9,961     16,756      19,437
  Realized investment gains (losses)                                                           18        506       (897)      6,608
  Other revenue                                                                                81         93        218         230
                                                                                          -------    -------    -------    --------
          Total revenues                                                                   52,129     49,935     99,726     106,668
Expenses:
  Losses and loss adjustment expenses                                                      37,880     32,187     72,012      65,750
  Other operating expenses                                                                  8,675      7,055     17,403      14,249
                                                                                          -------    -------    -------    --------
          Total expenses                                                                   46,555     39,242     89,415      79,999
                                                                                          -------    -------    -------    --------
Income before federal income taxes                                                          5,574     10,693     10,311      26,669
Federal income taxes                                                                        1,192      2,687      2,138       7,071
                                                                                          -------    -------    -------    --------
          Net income                                                                      $ 4,382    $ 8,006    $ 8,173    $ 19,598
                                                                                          =======    =======    =======    ========

Basic earnings per share of common stock                                                  $  0.47    $  0.69    $  0.87    $   1.67
Diluted earnings per share of common stock                                                $  0.47    $  0.69    $  0.87    $   1.67

Cash dividend declared per share of common stock                                          $  0.10    $  0.08    $  0.20    $   0.16

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                        STOCK        ACCUMULATED          TOTAL
                                                ADDITIONAL                            SUBSCRIPTION       OTHER            STOCK-
                                       COMMON    PAID-IN      RETAINED     TREASURY      NOTES       COMPREHENSIVE       HOLDERS'
                                       STOCK     CAPITAL      EARNINGS      STOCK      RECEIVABLE        INCOME          EQUITY
                                       ------   ----------   ----------  -----------  --------------   ----------      ----------
BALANCE AT JANUARY 1, 2000                 $1     $36,386      $370,923     $(93,796)      $(4,050)     $(14,764)       $294,700

  Net income                               --          --         8,173           --                          --           8,173
  Other comprehensive loss for
    unrealized loss on securities sold,
    net of reclassification adjustments
    of $114 for losses included in
    net income.                                                                                             (774)           (774)
                                                                                                                        --------
      Comprehensive income                                                                                                 7,399
                                                                                                                        ========
  Purchase of treasury stock               --          --            --       (4,668)                         --          (4,668)
  Cash dividends                           --          --        (1,887)          --            --            --          (1,887)
                                           --     -------      --------     --------       -------      --------        --------
 BALANCE AT JUNE 30, 2000                  $1     $36,386      $377,209     $(98,464)      $(4,050)     $(15,538)       $295,544
                                           ==     =======      ========     ========       =======      ========        ========

                            See accompanying notes.

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                             JUNE 30,                 JUNE 30,
                                                                                      ----------------------   ---------------------
                                                                                          2000         1999        2000         1999
                                                                                      --------    ---------    --------    ---------
OPERATING ACTIVITIES
Net income.........................................................................   $  4,382    $   8,006    $  8,173   $  19,598
Adjustments to reconcile net income to net cash
used in operating activities:
  Provisions for amortization and depreciation.....................................        937          871       1,772       1,672
  Provision for deferred federal income taxes......................................        871          994       1,824       1,409
  Realized investments gains.......................................................        (18)        (330)        897      (4,296)
Changes in operating assets and liabilities:
  Accrued investment income........................................................       (190)        (422)        556         493
  Unearned premiums................................................................       (429)         518         844      (1,839)
  Unpaid losses and loss adjustment expenses, and
    reinsurance recoverables.......................................................     (8,728)     (19,642)    (13,976)    (26,863)
  Other liabilities................................................................       (394)      (6,496)     (8,013)     (2,364)
  Other assets.....................................................................      2,128         (168)      1,478       4,585
                                                                                      --------    ---------    --------    ---------
          Net cash used in operating activities                                         (1,441)     (16,669)     (6,445)     (7,605)

INVESTING ACTIVITIES
   Purchases--fixed maturities.....................................................    (48,888)    (110,921)    (97,235)   (205,347)
   Sales--fixed maturities.........................................................     33,419      138,406      83,738     227,788
   Maturities--fixed maturities....................................................      4,947           72       5,127       2,928
   Purchases--equities.............................................................          -       (3,127)          -     (15,789)
   Sales--equities.................................................................      2,555           22       8,266      23,247
   Change in short-term investments, net...........................................     17,810         (811)     14,056     (14,823)
                                                                                      --------    ---------    --------    ---------
          Net cash provided by investing activities................................      9,843       23,641      13,952      18,004
                                                                                      --------    ---------    --------    ---------

FINANCING ACTIVITIES
   Purchase of treasury stock......................................................     (1,367)      (7,682)     (4,668)    (11,755)
   Cash dividends..................................................................       (937)        (893)     (1,887)     (1,877)
   Bank loan payment...............................................................     (4,000)          --      (4,000)         --
                                                                                      --------    ---------    --------    ---------
          Net cash used in financing activities....................................     (6,304)      (8,575)    (10,555)    (13,632)
                                                                                      --------    ---------    --------    ---------
Increase (decrease)  in cash.......................................................      2,098       (1,603)     (3,048)     (3,233)

Cash at beginning of period........................................................      1,712       10,675       6,858      12,305
                                                                                      --------    ---------    --------    ---------
Cash at end of period..............................................................   $  3,810    $   9,072    $  3,810   $   9,072
                                                                                      ========    =========    ========    =========

                            See accompanying notes.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 2000

1. BASIS OF PRESENTATION AND REORGANIZATION

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

     The accompanying June 30, 2000 and 1999 consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company
(AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.

     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                           ----------------------      ---------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)        2000          1999          2000         1999
                                           --------      --------      --------     --------
Numerator:
   Net income                              $  4,382      $  8,006      $  8,173     $ 19,598

Numerator for:
   Basic earnings per share of common
     stock                                 $  4,382      $  8,006      $  8,173     $ 19,598
   Diluted earnings per share of
     common stock                          $  4,382      $  8,006      $  8,173     $ 19,598

Denominator:
   Denominator for basic earnings per
    share of  common stock -
    weighted-average shares outstanding       9,385        11,616         9,403       11,711

   Effect of dilutive securities:
     Stock options                               23            --            12           --
                                           --------      --------      --------     --------
     Denominator for diluted earnings
      per share of common stock
      adjusted - weighted-average
      shares outstanding                      9,408        11,616         9,415       11,711

Basic earnings per share of common
  stock                                    $    .47      $    .69      $    .87     $   1.67
                                           ========      ========      ========     ========

Diluted earnings per share of common
  stock                                    $    .47      $    .69      $    .87     $   1.67
                                           ========      ========      ========     ========

     At June 30, 1999 no incremental shares related to stock options are included in the diluted average number of shares outstanding as the impact would have been antidilutive.

3.    INVESTMENTS

      The Company's investments in available-for-sale securities at June 30, 2000 are summarized as follows:

                                                COST OR         GROSS        GROSS
                                               AMORTIZED      UNREALIZED   UNREALIZED
                                                  COST          GAINS        LOSSES     FAIR VALUE
                                             --------------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Fixed-maturity investments:
      U. S. Government and Agencies               $160,801        $  916      $ 5,500     $156,217
      State, Municipalities and
        Political Subdivisions                     222,256           180        4,757      217,679
      Mortgage-backed securities                    44,153           101          638       43,616
      Corporate                                    148,054           364       10,048      138,370
                                                  --------        ------      -------     --------
Total fixed-maturity investments                   575,264         1,561       20,943      555,882
Equity investments                                  24,933           186        4,708       20,411
                                                  --------        ------      -------     --------
Total investments                                 $600,197        $1,747      $25,651     $576,293
                                                  ========        ======      =======     ========

4. FEDERAL INCOME TAXES

     The components of the federal income tax provision in the accompanying statements of income are summarized as follows:

                                          SIX  MONTHS ENDED
                                              JUNE 30,
                                        ---------------------
                                         2000           1999
                                        ------         ------
                                            (IN THOUSANDS)
                 Current                $  314         $5,662
                 Deferred                1,824          1,409
                                        ------         ------
                 Total                  $2,138         $7,071
                                        ======         ======

     A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                      ---------------------
                                                                                        2000         1999
                                                                                      --------     --------
                                                                                          (IN THOUSANDS)
    Federal income tax at 35%                                                         $ 3,609      $  9,334
     Increase (decrease) in taxes resulting from:
        Tax-exempt interest                                                            (1,645)       (2,460)
        Dividends received deduction                                                      (94)          (40)
        Goodwill                                                                          105           105
        Other                                                                             163           132
                                                                                      -------       -------
     Total                                                                            $ 2,138       $ 7,071
                                                                                      =======       =======

     In July 1997, the Internal Revenue Service (IRS) completed its examination of the Company's 1993 federal income tax return and issued notices of proposed adjustment that would have increased the Company's 1993 tax liability. In June 1998, the IRS proposed similar adjustments with respect to the Company's 1994 and 1995 federal income tax returns. All three years (1993-1995) were the subject of a settlement (IRS Form 870AD), accepted by the IRS as of July 16, 1999, that did not increase the Company's federal income tax liability.

5.   COMPREHENSIVE INCOME

     Total comprehensive income (loss) was $5,351 and $7,399 for the three and six months ended June 30, 2000 and $(2,713) and $(3,379) for the three and six months ended June 30, 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known, and unknown risks, uncertainties and other factors based on the Company's estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss expenses (LAE) and expectations concerning the Company's ability to retain its current insureds and to expand its product lines and its business in existing and into new geographical areas, including through its affiliation with a major insurance broker, Brown & Brown, and through its new assumed reinsurance division, are dependent upon a variety of factors, including future economic, competitive and market conditions; future legislative and regulatory changes; the inherent difficulty and uncertainty in making property and casualty loss and LAE estimates; and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. In addition, the Company is subject to certain structural risks, including statutory restrictions on intercompany transactions within the Company's holding company structure. These risks and uncertainties are discussed in more detail under "Business - Risk Factors," and "Management's Discussion and Analysis - General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

  Premiums Earned. Premiums earned increased by $4.2 million, or 10.6%, to $43.6 million for the three months ended June 30, 2000 from $39.4 million for the same period in 1999. Medical malpractice premiums of physicians, medical groups and other healthcare providers were approximately $33.5 million for the three months ended June 30, 2000 compared to $35.3 million for the same period in 1999. Hospital medical malpractice premiums were approximately $3.0 million for the three months ended June 30, 2000 compared to $2.4 million for the same period in 1999. Assumed reinsurance premiums were approximately $7.2 million for the three months ended June 30, 2000 compared to $1.6 million for the same period in 1999. The increase in assumed reinsurance premiums reflects the growth of the Ceded and Assumed Reinsurance Activity that began in the third quarter of 1999. The Company has underwritten a diversified assumed reinsurance portfolio of property and casualty, accident and health and marine business during the past nine months. The Company expects expansion of its assumed reinsurance operations to continue during the remainder of 2000 and into 2001. The Company continues to experience severe competition in writing medical malpractice insurance for physicians and other healthcare providers. A decrease in premium volume in California in this line has been largely offset by increases in other states. The Company continues to carefully reunderwrite its hospital medical malpractice line of insurance through nonrenewals and premium increases for those hospitals that the Company is willing to renew. This may result in a reduction in hospital premiums during the next year.

  Net Investment Income. Net investment income decreased to $8.4 million for the three months ended June 30, 2000 from $10.0 million for the same period in 1999. Average invested assets decreased to $640.6 million during the three months ended June 30, 2000 compared to $757.5 million for the same period in 1999. Invested assets were reduced to provide the necessary funds to purchase 2.0 million shares of the Company's common stock in November 1999.

  Realized Investment Gains. Realized investment gains were approximately $0.1 million for the three months ended June 30, 2000 compared to $0.5 million for the same period in 1999.

  Losses and LAE. Losses and LAE increased to $37.9 million for the three months ended June 30, 2000 from $32.2 million for the same period in 1999. As a percentage of premiums earned, losses and LAE increased to 86.9% for the three months ended June 30, 2000 from 81.7% for the same period in 1999. This increase reflects a reduction in the recognition of favorable prior years' reserve development and continuing adverse loss developments due to the general soft pricing environment for medical malpractice insurance, together with ongoing losses in the professional liability programs for hospitals. For the three months ended June 30, 2000, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $12.4 million as compared to a reserve reduction of $15.4 million for the same period in 1999 for claims incurred in prior years. The Company has historically experienced reductions in prior years' reserves for incurred losses, but expect such reductions to continue to decrease due to increasing trends in loss severity. There can be no assurance concerning future reserve adjustments, positive or negative, for prior years' claims. The liability for losses and LAE represents the Company's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends and changes in frequency and severity of claims. The Company continues to establish reserve estimates for the current year at estimates it considers conservative, but at lower levels than in prior years.

  Other Operating Expenses. Other operating expenses increased by $1.6 million, or 22.5%, to $8.7 million for the three months ended June 30, 2000 from $7.1 million for the same period in 1999. The ratio of other operating expenses to premiums earned was 19.9% for the three months ended June 30, 2000 and 17.9% for the same period in 1999. This increase reflects the elimination of commissions received by the Company on reinsurance ceded, a higher proportion of commissioned premium, and greater employment-related expenses.

  Federal Income Taxes. Federal income tax expense was $1.2 million for the three months ended June 30, 2000 and $2.7 million for the same period in 1999. The effective tax rate is 21.4% for the three months ended June 30, 2000 compared to 25.1% for the same period in 1999. The lower rate in the 2000 quarter was due to a greater proportion of tax exempt investment income.

  Net income for the second quarter of $4.4 million, or $0.47 per share, compares with $8.0 million, or $0.69 per share, in 1999, based on fewer shares outstanding in 2000.

  Other comprehensive income or loss represents the change in the unrealized gains and losses of the Company's investments occurring during the period. The Company recorded other comprehensive gains for the second quarter of 2000 (net of tax benefit) of $1.0 million.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Premiums Earned. Premiums earned increased approximately $3.2 million, or 4.0%, to $83.6 million for the six months ended June 30, 2000 from $80.4 million for the same period in 1999. Medical malpractice premiums of physicians, medical groups and other healthcare providers were approximately $68.0 million for the six months ended June 30, 2000 compared to $73.0 million for the same period in
1999.   Hospital medical malpractice premiums were approximately $5.3 million for the six months ended June 30, 2000 compared to $4.6 million for the same period in 1999. Assumed reinsurance premiums were approximately $10.3 million for the six months ended June 30, 2000 compared to $2.6 million for the same period in 1999.

  Net Investment Income. Net investment income decreased to $16.8 million for the six months ended June 30, 2000 from $19.4 million for the same period in 1999. Average invested assets decreased to $645.3 million during the six months ended June 30, 2000 compared to $765.3 million for the same period in 1999. Invested assets were reduced to provide the necessary funds to purchase 2.0 million shares of the Company's common stock in November 1999.

  Realized Investment Gains. Realized investment losses were approximately $0.9 million for the six months ended June 30, 2000 compared to realized gains of $6.6 million for the same period in 1999. During the first quarter of 1999 the Company sold the majority of its equity portfolio, which resulted in significant realized gains.

  Losses and LAE. Losses and LAE increased to $72.0 million for the six months ended June 30, 2000 from $65.8 million for the same period in 1999. As a percentage of premiums earned, losses and LAE increased to 86.1% for the six months ended June 30, 2000 from 81.8% for the same period in 1999. This increase reflects adverse developments and strengthening of reserves in the Company's professional liability programs for hospitals. For the six months ended June 30, 2000, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $25.3 million as compared to a reserve reduction of $31.5 million for the same period in 1999 for claims incurred in prior policy years.

  Other Operating Expenses. Other operating expenses increased by $3.2 million, or 22.5%, to $17.4 million for the six months ended June 30, 2000 from $14.2 million for the same period in 1999. The ratio of other operating expenses to premiums earned was 20.8% for the six months ended June 30, 2000 and 17.7% for the same period in 1999. This increase reflects the elimination of commissions received by the Company on reinsurance ceded, a higher proportion of commissioned premium, and greater employment-related expenses.

  Federal Income Taxes. Federal income tax expense decreased $5.0 million, to $2.1 million for the six months ended June 30, 2000 from $7.1 million for the same period in 1999. The effective tax rate is 20.7% for the six months ended June 30, 2000 compared to 26.5% for the same period in 1999, due to higher realized gains in 1999.

  Net income for the first six months of 2000 was $8.2 million, or $.87 per share, compared to $19.6 million, or $1.67 per share in 1999.

  Other comprehensive income or loss represents the change in the unrealized gains and losses of the Company's investments occurring during the period. The Company incurred other comprehensive losses for the first six months of 2000 (net of tax benefit) of $0.8 million. The losses were primarily the result of increased market interest rates which reduced the value of the Company's investment portfolio. See "Quantitative and Qualitative Disclosures about Market Risk".

LIQUIDITY AND CAPITAL RESOURCES

  The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

  Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 2000, the Company had negative cash flow from operations of $6.4 million compared to a negative cash flow of $7.6 million in 1999. Negative cash flow from operations during the quarter ended June 30, 2000 was $1.4 million, and the Company expects positive cash flow during the third quarter.

  The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $20.4 million at June 30, 2000. The Company plans to continue this focus on fixed maturity securities investments for the indefinite future.

  The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March 1999. The Company expended $5.2 million for leasehold improvements and equipment through June 30, 2000.

  One of the two former headquarters buildings was leased to a third party effective September 1, 2000. The Company also intends to lease the other building to a third party. The Company maintains a portion of its investment portfolio in high quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $58.8 million, or 9.3% of invested assets, at June 30, 2000. The Company believes that all of its short-term and fixed maturity securities are readily marketable.

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

  On May 25, 1999 the Company entered into a Credit Agreement with Union Bank of California, N.A., First Union National Bank, and Dresdner Bank AG, as lenders. Under the Credit Agreement, the Company may borrow up to $75.0 million, from time to time, subject to certain conditions. The proceeds from the Credit Agreement may be used by the Company for general corporate purposes and certain other permitted uses. As of June 30, 2000, borrowing under the Credit Agreement totaled $9.0 million.

  Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds will be sufficient to meet its liquidity needs during the next 18 months and beyond. However, because economic, market and regulatory conditions may change, there can be no assurance that the Company's sources of funds will be sufficient to meet these liquidity needs. The short- and long-term liquidity requirements of the Company may vary because of the uncertainties regarding the settlement dates for unpaid claims.

  During May 1999, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock on the open market. This authorization replaced the company's prior program that expired in May 1999. Since 1997, 1,073,020 shares were repurchased under these programs. The Board of Directors has since extended the term of the stock repurchase program until the 2001 Annual Meeting of Stockholders with respect to the remaining 659,180 shares of the Company's common stock.

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

   The Company invests its assets primarily in fixed-maturity securities, which at June 30, 2000 comprised 88% of total investments at market value. U.S. government and tax-exempt bonds represent 67% of the fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 3% of total investment at market value. The remaining 9% of the investment portfolio consists of highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

    Interest rates have risen substantially since December 31, 1998, resulting in a decline in the value of five year treasury bonds and adversely affecting the carrying value of the company's fixed maturity portfolio. At December 31, 1998 the Company's fixed maturities were valued at $23.2 million in excess of amortized cost. At June 30, 2000, the value of the portfolio had declined to $19.4 million below amortized cost.



                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 30, 1999. The bankruptcy estate has filed a notice of appeal of this ruling with the District Court of Appeal. The Company believes that the action is entirely without merit and will continue to pursue its rights.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Stockholders held on May 11, 2000, the following individuals were reelected to the Board of Directors of the Company for a term ending in 2003: J. Hyatt Brown, 5,923,824 votes for, 88,021 withheld authority; Henry Gluck 5,925,841 votes for, 86,004 withheld authority; Willis T. King, Jr. 5,926,673 votes for, 85,172 withheld authority; Harriet M. Opfell, MD, 5,928,163 votes for, 83,662 withheld authority, and Reinhold A. Ullrich, MD, 5,927,879 votes for, 83,966 withheld authority. The other directors whose terms of office continued after the meeting were Mitchell S. Karlan, Jack E. McCleary, Wendell
L. Moseley, Donald P. Newell, Charles B. McElwee, William A. Renert, Henry L. Stoutz and Donald J. Zuk.

  In addition, The SCPIE Holdings Inc. Employee Stock Purchase Plan was approved with 6,011,845 votes for, 224,034 against, 166,617 abstentions, and 888,028 broker non-votes.

  Also, Ernst & Young LLP was re-appointed as the independent auditor of the Company for the fiscal year ending December 31, 2000. With respect to this reappointment, 5,911,267 shares voted for ratification of this appointment, 26,575 shares voted against, 74,003 shares abstained, and no broker non-votes were received.

     On July 14, 2000, Henry Gluck resigned as a director of the Company. At a meeting on August 3, 2000, the Board of Directors reduced the authorized number of directors from 13 directors to 12 directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

27  Financial Data Schedule

    The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCPIE HOLDINGS INC.


Date:  August 14, 2000                By: /s/ Patrick T. Lo
                                         ----------------------------------
                                                   Patrick T. Lo
                                               Senior Vice President
                                            and Chief Financial Officer