Form 10-Q
period 2000-09-30
SCPIE HOLDINGS INC
filed 2000-11-14
CIK 1013609

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2000             COMMISSION FILE NO. 1-12449


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

                 Class                          Outstanding at November 14, 2000
Preferred stock, par value $l.00 per share           No shares outstanding
Common stock, par value $0.0001 per share            9,350,927 shares

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               SEPTEMBER  30,    DECEMBER 31,
                                                                                                    2000            1999
                                                                                               -------------     -----------
                                                                                                (unaudited)
     ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value
    (amortized cost 2000 - $584,526; 1999 - $572,792)....................................         $570,760        $549,024
  Equity investments, at fair value
    (cost 2000 - $24,994; 1999 - $33,428)................................................           21,657          33,464
                                                                                                  --------        --------
          Total securities available-for-sale............................................          592,417         582,488
Short-term investments...................................................................           43,751          72,903
                                                                                                  --------        --------
          Total investments..............................................................          636,168         655,391
Cash.....................................................................................            6,473           6,858
Accrued investment income................................................................            8,562           9,080
Reinsurance recoverable..................................................................           39,641          45,007
Deferred federal income taxes............................................................           21,021          25,434
Costs in excess of net assets acquired...................................................            6,360           6,983
Property and equipment, net..............................................................            7,571           8,091
Real estate..............................................................................           16,216          16,485
Other assets.............................................................................           45,017          39,863
                                                                                                  --------        --------
          Total assets...................................................................         $787,029        $813,192
                                                                                                  ========        ========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses....................................................         $429,435        $449,864
  Unearned premiums......................................................................           27,529          25,296
                                                                                                  --------        --------
  Total reserves.........................................................................          456,964         475,160
  Bank loan payable......................................................................            9,000          13,000
 Other liabilities.......................................................................           17,006          30,332
                                                                                                  --------        --------
          Total liabilities..............................................................          482,970         518,492

Commitments and contingencies............................................................               --              --

    STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00, 5,000,000
shares authorized, no shares issued or outstanding.......................................               --              --
Common stock, par value $.0001,  30,000,000
shares authorized, 12,792,091 shares issued,
2000 - 9,350,927 shares outstanding
1999 -  9,513,189 shares outstanding.....................................................                1               1
Additional paid-in capital...............................................................           36,386          36,386
Accumulated other comprehensive loss.....................................................          (11,119)        (14,764)
Retained earnings........................................................................          381,119         370,923
                                                                                                  --------        --------
                                                                                                   406,386         392,546
Treasury stock, at cost
  2000 - 2,941,164 shares and 1999 - 2,778,902 shares....................................          (98,278)        (93,796)
Stock subscription notes receivable                                                                 (4,050)         (4,050)
                                                                                                  --------        --------
          Total stockholders' equity.....................................................          304,059         294,700
                                                                                                  --------        --------
          Total liabilities and stockholders' equity.....................................         $787,029        $813,192
                                                                                                  ========        ========

         See accompanying notes to Consolidated Financial Statements.

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                      --------------------   ----------------------
                                                                          2000       1999         2000         1999
                                                                       -------    -------     --------     --------
Revenues:
  Premiums earned                                                      $45,428    $38,826     $129,077     $119,219
  Net investment income                                                  8,801      9,514       25,557       28,951
  Realized investment gains (losses)                                       753     (1,325)        (144)       5,283
  Other revenue                                                            103        166          321          396
                                                                       -------    -------     --------     --------
          Total revenues                                                55,085     47,181      154,811      153,849
Expenses:
  Losses and loss adjustment expenses                                   38,738     31,725      110,750       97,475
  Other operating expenses                                               9,837      7,307       27,240       21,556
                                                                       -------    -------     --------     --------
          Total expenses                                                48,575     39,032      137,990      119,031
                                                                       -------    -------     --------     --------
Income before federal income taxes                                       6,510      8,149       16,821       34,818
Federal income taxes                                                     1,615      1,370        3,753        8,441
                                                                       -------    -------     --------     --------
          Net income                                                   $ 4,895    $ 6,779     $ 13,068     $ 26,377
                                                                       =======    =======     ========     ========

Basic earnings per share                                               $  0.52    $  0.59     $   1.39     $   2.26
Diluted earnings per share                                             $  0.52    $  0.58     $   1.39     $   2.26

Cash dividend declared per share of common stock                       $  0.10    $  0.08     $  0. 30     $   0.24



           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                                                               STOCK        ACCUMULATED      TOTAL
                                                         ADDITIONAL                         SUBSCRIPTION      OTHER          STOCK-
                                                COMMON    PAID-IN    RETAINED    TREASURY      NOTES       COMPREHENSIVE    HOLDERS'
                                                STOCK     CAPITAL    EARNINGS     STOCK      RECEIVABLE       INCOME        EQUITY
                                                ------  ----------  ----------  ----------  -------------  --------------  ---------
BALANCE AT JANUARY 1, 2000                         $1     $36,386    $370,923    $(93,796)      $(4,050)      $(14,764)    $294,700

  Net income                                       --          --      13,068          --            --             --       13,068
  Other comprehensive income for unrealized
   gains on securities sold, net of
   reclassification adjustments of $290 for
   losses included in net income                   --           --         --          --            --          3,645        3,645
                                                                                                                            -------
             Comprehensive income                                                                                            16,713
                                                                                                                            -------
    Purchase of treasury stock                     --           --         --      (4,482)           --             --       (4,482)
   Cash dividends                                  --           --     (2,872)         --            --             --       (2,872)
                                               -------    --------   --------    --------      --------       --------      -------
BALANCE AT
  SEPTEMBER 30, 2000                                $1     $36,386   $381,119    $(98,278)      $(4,050)      $(11,119)    $304,059
                                               =======    ========   ========    ========      ========       ========     ========


          See accompanying notes to Consolidated Financial Statements.

                     SCPIE HOLDINGS INC. AND SUBISIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                                     ---------------------   -----------------------
                                                                                       2000        1999         2000        1999
                                                                                     --------    --------    ---------    ---------
OPERATING ACTIVITIES
Net income........................................................................   $  4,895    $  6,779    $  13,068    $  26,377
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Provisions for amortization and depreciation....................................        887       1,924        2,659        3,596
  Provision for deferred federal income taxes.....................................        603         895        2,427        2,304
  Realized investments (gains) losses.............................................       (753)        863          144       (3,433)
Changes in operating assets and liabilities:
  Accrued investment income.......................................................        (38)      1,162          518        1,655
  Unearned premiums...............................................................      1,389      (3,533)       2,233       (5,372)
  Unpaid losses and loss adjustment expenses, and reinsurance recoverable.........     (1,087)    (12,220)     (15,063)     (39,083)
  Other liabilities...............................................................     (3,573)     (6,587)     (11,586)      (8,951)
  Other assets....................................................................     (5,195)      1,276       (2,051)       5,861
                                                                                     --------    --------    ---------    ---------
       Net cash used in operating activities                                           (2,872)     (9,441)      (7,651)     (17,046)

INVESTING ACTIVITIES
   Purchases--fixed maturities....................................................    (82,065)    (32,915)    (179,300)    (238,262)
   Sales--fixed maturities........................................................     69,395      42,582      153,133      270,370
   Maturities--fixed maturities...................................................      4,724       1,000        9,851        3,928
   Purchases--equities............................................................         --          --           --      (15,789)
   Sales--equities................................................................         --          --        8,266       23,247
   Change in short-term investments, net..........................................     15,096       1,202       29,152      (13,621)
   Change in funds held by reinsured..............................................       (816)         --       (2,482)          --
                                                                                     --------    --------    ---------    ---------
          Net cash provided by investing activities...............................      6,334      11,869       18,620       29,873
                                                                                     --------    --------    ---------    ---------

FINANCING ACTIVITIES
   Purchase of treasury stock.....................................................        186        (618)      (4,482)     (12,373)
   Cash dividends.................................................................       (985)       (925)      (2,872)      (2,802)
   Payments on bank loan..........................................................         --          --       (4,000)          --
                                                                                     --------    --------    ---------    ---------
          Net cash used in financing activities...................................       (799)     (1,543)     (11,354)     (15,175)
                                                                                     --------    --------    ---------    ---------
Increase (decrease) in cash.......................................................      2,663         885         (385)      (2,348)

Cash at beginning of period.......................................................      3,810       9,072        6,858       12,305
                                                                                     --------    --------    ---------    ---------
Cash at end of period.............................................................   $  6,473    $  9,957    $   6,473    $   9,957
                                                                                     ========    ========    =========    =========

          See accompanying notes to Consolidated Financial Statements.

                     SCPIE HOLDINGS INC. AND SUBISIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

     The accompanying September 30, 2000 and 1999 unaudited consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company (SMC), collectively, the Company.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 1999.


     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER  30,                SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)             2000          1999           2000          1999
                                               ----------    ----------     ----------    ----------
Income (Numerator):
  Income applicable to common stock
   for basic and diluted income per
   share                                        $  4,895      $  6,779       $  13,068     $  26,377

Weighted Average Shares (Denominator):
    Basic shares                                   9,351        11,580           9,385        11,664
   Effect of dilutive securities:
     Stock options                                    --            19               8             6
                                                --------      --------       ---------     ---------
     Diluted shares                                9,351        11,599           9,393        11,670

Basic earnings per share                        $   0.52      $   0.59       $    1.39     $    2.26
                                                ========      ========       =========     =========

Diluted earnings per share                      $   0.52      $   0.58       $    1.39     $    2.26
                                                ========      ========       =========     =========

For the quarter ended September 30, 2000 no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

3. INVESTMENTS

     The Company's investments in available-for-sale securities at September 30, 2000 are summarized as follows:

                                                                  COST OR         GROSS        GROSS
                                                                 AMORTIZED      UNREALIZED   UNREALIZED
                                                                    COST          GAINS        LOSSES     FAIR VALUE
                                                               --------------   ----------   ----------   ----------
                                                                                     (IN THOUSANDS)
Fixed-maturity securities:
Bonds:
     U. S. Government and Agencies                              $    167,940     $     579    $   3,726    $ 164,793
     State, Municipalities and
        Political Subdivisions                                       216,679           529        3,167      214,041
     Mortgage-backed securities, U.S. Government                      40,023           228          458       39,793
     Corporate                                                       159,884           519        8,270      152,133
                                                                ------------     ---------    ---------    ---------
Total fixed-maturity securities                                      584,526         1,855       15,621      570,760
Equity securities                                                     24,994           359        3,696       21,657
                                                                ------------     ---------    ---------    ---------
Total                                                           $    609,520     $   2,214    $  19,317    $ 592,417
                                                                ============     =========    =========    =========

4. FEDERAL INCOME TAXES

     A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
                                                                  (IN THOUSANDS)
     Federal income tax at 35%                                $  5,887     $ 12,186
     Increase (decrease) in taxes resulting from:
        Tax-exempt interest                                     (2,454)      (3,703)
        Dividends received deduction                               (30)         (85)
        Goodwill                                                   158          158
        Other                                                      192         (115)
                                                              --------     --------
     Total                                                    $  3,753     $  8,441
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

5. COMPREHENSIVE INCOME

     Total comprehensive income (loss) was $9,314 and $16,713 for the three and nine months ended September 30, 2000 and $777 and $(2,603) for the three and nine months ended September 30, 1999, respectively.

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

     The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages that were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 30, 1999. The bankruptcy estate has filed an appeal of this ruling with the District Court of Appeal. The Company does not expect a decision from the appellate court until approximately August 2001. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

7. ACCOUNTING PRONOUNCEMENTS

     The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. Adoption of this pronouncement is not expected to have a material effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading provider of professional liability insurance offering medical malpractice and other coverages to physicians, medical groups and hospitals and also operates a Ceded and Assumed reinsurance division which was formed in the third quarter of 1999.

     Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known, and unknown risks, uncertainties and other factors based on the Company's estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE) and expectations concerning the company's ability to retain its current insureds and to expand its product lines and its business in existing and into new geographical areas, including through its affiliation with a major insurance broker, Brown & Brown, and through its reinsurance division are dependent upon a variety of factors, including future economic, competitive and market conditions; future legislative and regulatory changes; the inherent difficulty and uncertainty in making property and casualty loss and LAE estimates; and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. In addition, the Company is subject to certain structural risks, including statutory restrictions on intercompany transactions within the Company's holding company structure. These risks and uncertainties are discussed in more detail under "Business - Risk Factors," and "Management's Discussion and Analysis - General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Premiums Earned. Premiums earned increased 17.0% to $45.4 million in the quarter ended September 30, 2000 from $38.2 million in the 1999 third quarter. Medical malpractice premiums from physicians, medical groups and other healthcare providers increased 8.0% to $36.4 million in the third quarter of 2000 from $33.8 million in the 1999 quarterly period. Results in 2000 reflect continuing market competition and declines in premium volume in California, which were more than offset during the third quarter by higher writings in other states. Hospital medical malpractice premiums during the third quarter of 2000 increased 8.0% to $2.3 million from $2.1 million in the 1999 third quarter. The Company continues to carefully underwrite its hospital medical malpractice line through nonrenewals and premium increases which may result in a decline in hospital premiums during the next 9 to 12 months. Commencing in the third quarter of 1999, the Company began a diversified line of property and casualty, accident and health and marine business and expects expansion of its assumed reinsurance operations to continue throughout 2000 and 2001. Earned assumed reinsurance premiums increased to $6.7 million in the third quarter of 2000 from $2.9 million in the 1999 third quarter.

     Net Investment Income. Net investment income for the three months ended September 30, 2000 declined to $8.8 million from $9.5 million in the 1999 third quarter. These changes reflect a decrease in average invested assets from $725.5 million in the 1999 year to date period to $645.8 in the 2000 nine month period resulting from the Company's common stock repurchase programs and the effect of interest rate fluctuations.

     Realized Investment Gains. Investment gains of $0.8 million were realized in the third quarter of 2000 compared to a realized loss of $1.3 million in the 1999 quarterly period. Variation in investment returns occur due to interest rate fluctuations and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.

     Losses and LAE. Losses and LAE increased to $38.7 million in the third quarter of 2000 from $31.7 million in the third quarter of 1999. As a percentage of premiums earned, losses and LAE were 85.2% in the 2000 third quarter and 81.8% for the 1999 third quarter. Increases in loss and LAE ratios reflect a reduction in the recognition of favorable prior years' reserve development and the effects of the competitive pricing environment for medical malpractice insurance combined with higher loss development in hospital professional liability programs. In the third quarter of 2000, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $8.7 million as compared to a reserve reduction of $15.7 million in the 1999 quarterly period. The Company has historically experienced reductions in prior years' reserves for incurred losses, and expects such decreases to vary as loss severity trends increase and decrease over time. There can be no assurance concerning future reserve adjustments, positive or negative, for prior years' claims. The liability for losses and LAE represents the Company's best estimate of the ultimate cost of all losses incurred but unpaid and considers prior loss experience, loss trends and changes in the frequency and severity of claims. The Company continues to establish reserve estimates for the current year that it considers conservative, but at lower levels than prior years.

     Other Operating Expenses. Other operating expenses increased by $2.5 million, or 34.0%, to $9.8 million for the three months ended September 30, 2000 from $7.3 million for the same period in 1999. Increases in other operating expenses reflect the elimination of commissions received by the Company on ceded reinsurance, a higher proportion of commissioned premium and greater employment-related expenses. The ratio of other operating expenses to premiums earned was 21.6% for the three months ended September 30, 2000 and 18.8% for the same period in 1999.

     Federal Income Taxes. Federal income tax expenses vary primarily due to the effect of realized gains and losses and the proportion of tax-exempt investment income arising in the respective periods. The effective federal tax rate was 24.8% in the 2000 third quarter as compared to 16.8% in the 1999 quarter reflecting realized losses occurring in the 1999 period.

     Net Income.Net income in the third quarter of 2000 declined to $4.9 million from $6.8 million in the 1999 quarterly period.

Other comprehensive income or loss represents the change in unrealized gains and losses on invested assets occurring during the period. As a result of changes occurring in the fixed income and securities markets, the Company had comprehensive gains of $2.7 million (net of tax effect) in the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Premiums Earned. Premiums earned increased approximately $9.9 million, or 8.3%, to $129.1 million for the nine months ended September 30, 2000 from $119.2 million for the same period in 1999. Medical malpractice premiums of physicians, medical groups and other healthcare providers were approximately $104.5 million for the nine months ended September 30, 2000 compared to $107.2 million for the same period in 1999. This decrease reflects continuing market competition and declines in premium volume in California. Hospital medical malpractice premiums were approximately $7.6 million for the nine months ended September 30, 2000 compared to $6.7 million for the same period in 1999. Assumed reinsurance premiums were approximately $17.0 million for the nine months ended September 30, 2000 compared to $5.5 million for the same period in 1999.

     Net Investment Income. Net investment income decreased to $25.6 million for the nine months ended September 30, 2000 from $29.0 million for the same period in 1999. Average invested assets decreased to $645.8 million during the nine months ended September 30, 2000 compared to $725.5 million for the same period in 1999. These changes reflect a decrease in average invested assets from $725.5 million in the 1999 year to date period to $645.8 in the 2000 nine month period resulting from the Company's common stock repurchase programs and the effect of interest rate fluctuations.

     Realized Investment Gains (Losses). Realized investment losses were approximately $0.1 million for the nine months ended September 30, 2000 compared to realized gains of $5.3 million for the same period in 1999. During the first quarter of 1999 the Company sold the majority of its equity portfolio, which resulted in significant realized gains.

     Losses and LAE. Losses and LAE increased to $110.8 million for the nine months ended September 30, 2000 from $97.5 million for the same period in 1999. As a percentage of premiums earned, losses and LAE increased to 85.8% for the nine months ended September 30, 2000 from 81.8% for the same period in 1999. This increase reflects adverse developments and strengthening of reserves in the Company's professional liability programs for hospitals. For the nine months ended September 30, 2000, the Company reduced loss and LAE reserves for claims incurred in prior policy years by approximately $34.0 million as compared to a reserve reduction of $47.2 million for the same period in 1999 for claims incurred in prior policy years.

     Other Operating Expenses. Other operating expenses increased by $5.6 million, or 25.9%, to $27.2 million for the nine months ended September 30, 2000 from $21.6 million for the same period in 1999. The ratio of other operating expenses to premiums earned was 21.1% for the nine months ended September 30, 2000 and 18.1% for the same period in 1999. This increase reflects the elimination of commissions received by the Company on reinsurance ceded, a higher proportion of commissioned premium, and greater employment-related expenses.

     Federal Income Taxes. Federal income tax expense decreased $4.6 million, to $3.8 million for the nine months ended September 30, 2000 from $8.4 million for the same period in 1999. The effective tax rate is 22.3% for the nine months ended September 30, 2000 compared to 24.2% for the same period in 1999, due to higher realized gains in 1999.

     Net Income. Net income for the first nine months of 2000 was $13.1 million, or $1.39 per share, compared to $26.4 million, or $2.26 per share in 1999.

     Other comprehensive income or loss represents the change in the unrealized gains and losses of the Company's investments occurring during the period. The Company incurred other comprehensive losses for the first nine months of 2000 (net of tax benefit) of $11.1 million. The losses were primarily the result of increased market interest rates that reduced the value of the Company's investment portfolio. See "Quantitative and Qualitative Disclosures about Market Risk".

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

     Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 2000, the Company had negative cash flow from operations of $7.7 million compared to a negative cash flow of $17.0 million in 1999. In the 2000 nine-month period, commissions paid on assumed reinsurance and unusually high paid losses and LAE from the hospital and core physician books contributed to negative cash flows in the period. These effects are expected to decline as the Company's reinsurance operations mature .

     The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $21.7 million at September 30, 2000. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

     The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in early March 1999. The Company expended $5.2 million for leasehold improvements and equipment through September 30, 2000. The Company's two former headquarters buildings were leased to third parties during 2000.

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

     On May 25, 1999 the Company entered into a Credit Agreement with Union Bank of California, N.A., First Union National Bank, and Dresdner Bank AG, as lenders. Under the Credit Agreement, the Company may borrow up to $75.0 million, from time to time, subject to certain conditions. The Company may use the proceeds from the Credit Agreement for general corporate purposes and certain other permitted uses. Borrowings under the line of credit were $9.0 million at September 30, 2000.

     During 2000 SCPIE Holdings will commit an aggregate of approximately $21.0 million in capital to a Lloyd's of London underwriting facility and a New Jersey reinsurance management company. SCPIE Holdings also plans to make an additional capital contribution of $5.0 million to one of its insurance company subsidiaries prior to year-end. SCPIE Holdings plans to fund these commitments through dividends from its principal insurance company subsidiary and borrowings under its bank line of credit. The Company has no other material capital commitments.

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

     The Company invests its assets primarily in fixed-maturity securities, which at September 30, 2000 comprised 90% of total investments at market value. U.S. government and tax-exempt bonds represent 66% of the fixed-maturity investments, with the remainder consisting of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 3% of total investment at market value. The remaining 7% of the investment portfolio consists of highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

     Interest rates have stabilized during 2000, resulting in an increase in the value of five-year treasury bonds and improving the carrying value of the company's fixed maturity portfolio. At December 31, 1999 the Company's fixed maturities were valued at $22.8 million below amortized cost. At September 30, 2000, the value of the portfolio was $13.8 million below amortized cost.


                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 30, 1999. The bankruptcy estate has filed an appeal of this ruling with the District Court of Appeal. The Company does not expect a decision from the appellate court until approximately August 2001. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

27  Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarterly period ended September 30, 2000.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCPIE HOLDINGS INC.


Date:  November 14, 2000              By: /s/ Patrick Lo
                                         ---------------------------------------
                                                       Patrick Lo
                                             Senior Vice President and Chief
                                                    Financial Officer