Form 10-K405
period 2000-12-31
SCPIE HOLDINGS INC
filed 2001-03-30
CIK 1013609

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000          Commission File No. 1-12449

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

                                     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 12, 2001, was approximately $206,118,394 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 12, 2001, the Registrant had issued and outstanding an aggregate of 9,838,627 shares of its Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 10, 2001 (only portions of which are incorporated by reference).

                                    PART I


ITEM 1. BUSINESS
----------------

General
-------

     SCPIE Holdings Inc. (the "Company" or "SCPIE Holdings") is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is a nationwide provider of medical malpractice insurance and related liability insurance products to physicians, healthcare facilities and others engaged in the healthcare industry. Since August 1999 the Company has also been actively engaged in developing a diverse portfolio of assumed reinsurance treaties to complement its direct insurance business. Reinsurance treaties have principally included professional and automobile liability coverages, commercial and residential property risks, accident and health coverages, and a broad spread of marine insurance.

     The Company conducts its insurance business through three insurance company subsidiaries. The largest, SCPIE Indemnity Company ("SCPIE Indemnity"), is licensed to conduct a direct insurance business only in California, its state of domicile. American Healthcare Indemnity Company ("AHI"), domiciled in Delaware, is licensed to transact insurance in 47 states and the District of Columbia. American Healthcare Specialty Insurance Company ("AHSIC"), domiciled in Arkansas, is eligible to write policies as an excess and surplus lines insurer in 34 states and the District of Columbia. All three companies generally have the right to participate in domestic and international reinsurance treaties. The Company also has an insurance agency subsidiary, SCPIE Insurance Services, Inc., two subsidiary corporations providing management services, and a recently organized corporate member of Lloyd's of London ("Lloyd's"), SCPIE Underwriting Limited, which commenced operations in January 2001 as a member of two Lloyd's underwriting syndicates.

     The Company was founded in 1976 as Southern California Physicians Insurance Exchange (the "Exchange"), a California reciprocal insurance company, and for the next 20 years conducted its operations as a large policyholder-owned California medical malpractice insurance company. SCPIE Holdings was organized in Delaware in 1996 and acquired the business of the Exchange and the three insurance company subsidiaries in a reorganization that was consummated on January 29, 1997 (the "Reorganization"). The policyholders of the Exchange became the stockholders of the SCPIE Holdings in the Reorganization, and SCPIE Holdings concurrently sold additional shares of common stock in a public offering. The common stock of SCPIE Holdings is listed on the New York Stock Exchange under the trading symbol "SKP."

     For purposes of this Form 10-K report, the "Company" refers, at all times prior to the effective date of the Reorganization to the Exchange and its subsidiaries, collectively, and at all times after that date to SCPIE Holdings and its subsidiaries, collectively; the term "SCPIE Holdings" refers at all times to SCPIE Holdings Inc., excluding its subsidiaries. The term "Insurance Subsidiaries" refers to SCPIE Indemnity, AHI and AHSIC.

Information about Segments
--------------------------

     The Company's insurance business is organized into two reportable business segments: direct healthcare liability insurance written on a direct basis and assumed reinsurance operations. In direct (or primary) insurance activities, the insurer assumes the risk of loss from persons or organizations that are directly subject to the risks. Such risks may relate to liability (or casualty), property, life, accident, health, financial or other perils that may arise from an insurable event. In reinsurance activities, the reinsurer assumes defined portions of similar or dissimilar risks that primary insurers or other reinsurers have assumed in their own insuring activities.

     Direct Healthcare Liability Insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Assumed Reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue.

     The following table sets forth information concerning the Company's revenues, operating income and identifiable assets attributable to each of its business segments for the year ended December 31, 2000, the first year in which assumed reinsurance operations became classified as a separate segment.

                                                                      Direct Healthcare      Assumed
                                                                     Liability Insurance   Reinsurance     Other      Total
                                                                     --------------------  ------------  ---------  ----------
       (in thousands)
       Year Ended December 31, 2000
       Premiums earned                                                          $149,404       $27,098   $     --    $176,502
       Net investment income                                                          --            --     34,152      34,152
       Realized investment gains (losses)                                             --            --       (400)       (400)
       Equity earnings from affiliate                                                 --            --        880         880
       Other revenue                                                                  --            --        342         342
                                                                                --------       -------   --------    --------
       Total revenues                                                            149,404        27,098     34,974     211,476

       Losses and loss adjustment expenses                                       129,307        23,295         --     152,602
       Other operating expenses                                                   32,333         4,150         --      36,483
                                                                                --------       -------   --------    --------
       Total expenses                                                            161,640        27,445         --     189,085
                                                                                --------       -------   --------    --------
       Segment (loss) income before income taxes                                 (12,236)         (347)    34,974      22,391
                                                                                ========       =======   ========    ========

       Combined ratio                                                             108.19%       101.28%        --      107.13%
       Segment assets                                                           $155,176       $13,931   $685,538    $854,645

Direct Healthcare Liability Insurance Segment
---------------------------------------------

     Overview
     --------

     The Company is one of the nation's leading providers of medical malpractice insurance based on direct premiums written in 2000. The Company currently insures more than 17,000 physicians, other healthcare providers, oral and maxillofacial surgeons and dentists practicing alone or in medical groups, clinics or other healthcare organizations. The Company also insures a variety of healthcare facilities, including hospitals, emergency departments, outpatient surgery and hemodialysis centers, and clinical and pathology laboratories.

     Medical malpractice insurance, or medical professional liability insurance, insures the physician, dentist, hospital or other healthcare provider or facility against liabilities arising from the rendering of, or failure to render professional medical services. Under the typical medical malpractice insurance policy, the insurer also defends the insured against potentially covered claims. Based on data compiled by A.M. Best & Co. ("A.M. Best"), total medical malpractice premiums in the United States in 1999 were approximately $6.0 billion. In California, the second largest market for medical malpractice insurance based on direct premiums written, approximately $589.9 million of medical malpractice premiums were written in 1999. The Company's share of the medical malpractice premiums written in California in 1999 was approximately 20.3%.

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

     Since 1996, the Company has expanded and diversified its healthcare liability insurance activities well beyond its traditional focus of medical malpractice insurance for California physicians and medical groups. The Company has significantly increased its medical malpractice premium volume in states outside California and expanded its product offerings to include comprehensive policy coverages for hospitals and large diversified healthcare systems, as well as coverages designed to meet the needs of the smaller healthcare facilities.

     Geographic expansion has been accomplished principally through an arrangement with Brown & Brown, Inc. ("Brown & Brown"), one of the nation's top independent insurance agency organizations. AHI entered into an agreement with Brown & Brown to market professional liability insurance to physicians and small medical groups in selected states commencing January 1, 1998. The program now has been expanded to encompass eight states, the largest in terms of premium volume being Connecticut, Florida and Georgia. Continued expansion of this relationship with Brown & Brown is an important element of the Company's strategy for diversification into states outside California.

     AHI has also expanded its operations outside California through sales of professional liability policies to physicians who do not meet the normal underwriting criteria of the Company. These policies are sold through various brokers typically at a higher premium. The broker relationships were developed from the medical malpractice insurance businesses AHI acquired from Fremont Indemnity Company ("Fremont") and a small midwestern insurance company in 1998 and 1999, respectively.

     In 2000, the Company derived approximately 37% of its healthcare liability premium volume from policies issued outside the state of California. There is no assurance, however, that the Company will successfully retain or continue to expand this business or that it will ultimately be profitable.

     The Company encountered intense price competition in its efforts to significantly expand its large hospital and other healthcare facility writings. From 1997 through 1999, the Company added more than 75 hospitals to its program. These policies were written principally through national and regional brokers at very competitive rates for the coverage provided. During 2000, the Company incurred material adverse loss experience under many of these policies, including policies issued to hospitals that had already left the Company for lower rates offered by other insurers. The Company declined to renew a number of its hospital policies or offered renewal only at substantially increased premium rates. At the present time, the Company insures only 15 hospitals, at an expected premium volume for 2001 of approximately $5 million.

     The Company believes that the highly price competitive market for hospital coverage is undergoing some change, and that it will be able to eventually increase its hospital writings at appropriate premium rates. The Company is therefore actively continuing its marketing efforts with brokers representing those hospitals that meet the Company's current underwriting standards.

     During 2000, the Company entered into a separate arrangement with Brown & Brown covering a portion of a dental liability insurance program developed by Brown & Brown. The Company directly insures dentists in Texas and California under this program and also reinsures the entire risk of policies issued nationally by another insurer to oral and maxillofacial surgeons marketed by Brown & Brown. Direct written premiums during 2000 under this program were approximately $9.3 million.

     The Company continues to develop and market ancillary liability insurance products for the healthcare industry, including directors and officers liability insurance for healthcare entities, errors and omissions coverage for managed care organizations and billing errors and omissions coverage for the medical profession. These represent a small but growing part of the business.

     Products
     --------

     The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. The following table summarizes, by product, the direct premiums earned by the Company for the periods indicated:


                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                           2000              1999                1998
                                                                         --------          --------          ----------
                                                                                        (IN THOUSANDS)
           Physician and medical group liability:
             Physician and medical group
                standard professional
                liability.....................................           $124,577          $124,092          $  107,731
             Nonstandard physicians...........................              5,368             5,617               1,299
             Emergency medicine program.......................              2,880             2,243               2,012
             Urgent care centers..............................                111               234                 325
                                                                         --------          --------          ----------
                Subtotal medical liability....................            132,936           132,186             111,367

             Excess personal liability........................                673               705                 709
                                                                         --------          --------          ----------
                Subtotal physician and
                  medical group liability.....................            133,609           132,891             112,076

           Hospital liability.................................             13,618            12,351              10,296
           Healthcare provider liability......................              1,575             1,051                 761
           Healthcare facility liability......................              4,634             1,707                  --
           Dentist Liability                                                  707                --                  --
           Managed care organization errors
             and omissions....................................                665               699                 705
           Billing errors and omissions                                       368                --                  --
           Directors and officers'
             liability........................................                662               492                 239
                                                                         --------          --------          ----------
             Total............................................           $155,838          $149,191          $   24,077 (1)
                                                                         ========          ========          ==========

(1) During 1998, the Company reinsured 100% of the risk under certain physician and medical group liability policies, hospital liability policies, and healthcare provider and facility liability policies that were issued by other companies while the Company obtained certain regulatory licenses and approvals. Most of these policies were written directly by the Company during 1999. If these policies had been written directly by the Company during 1998, the total direct earned premiums for 1998 would have been approximately $160.7 million.

     Physician and Medical Group Liability.  The professional liability
     -------------------------------------
insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by or as a result of the performance of patient treatment, failure to treat and failure to diagnose a patient. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and also for certain other "premises" liabilities that may arise in the non-professional operations of the medical practice, such as slip and fall accidents, and a limited defense reimbursement benefit for proceedings instituted by state licensing boards and other governmental entities.

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

     The Company has written professional liability insurance for oral surgeons in California for a number of years. Oral surgeons are frequently licensed physicians. In 2000, the Company began offering coverage to oral surgeons nationally, under a program underwritten by another insurance company and reinsured in its entirety by the Company.

     Hospital Liability.  The Company writes hospital liability insurance on
     -------------------
both a claims made and reported basis and a modified occurrence basis that in effect includes a combination of occurrence coverage and tail coverage for up to seven years after the policy terminates. The policy issued to hospitals provides protection for professional liabilities related to the operation of a hospital and its various staff committees, together with the same business liability, medical payments and employee benefit program liability coverages included in the policy for large medical groups. Prior to October 1, 1997, the limits of coverage under the hospital policies issued by the Company, net of reinsurance, were $500,000 for each claim or occurrence, with no aggregate limit. Since October 1, 1997, the Company has offered hospital coverage with limits up to $50.0 million per occurrence with no aggregate limit.

     Healthcare Provider Liability/Healthcare Facilities Liability.  The Company
     -------------------------------------------------------------
offers its professional liability coverage to a variety of specialty provider organizations, including hospital emergency departments, outpatient surgery centers, medical urgent care facilities and hemodialysis, clinical and pathology laboratories. The Company also offers its professional liability coverage to healthcare providers such as chiropractors, podiatrists and nurse practitioners. These policies include the standard professional liability coverage provided to physicians and medical groups, with certain modifications to meet the special needs of these healthcare providers. The policies are generally issued on a claims made and reported basis with the limits of liability up to those offered to larger medical groups. The limits of coverage under the current healthcare provider policies issued by the Company are between $1.0 million and $5.0 million per incident, subject to $3.0 million to $10.0 million aggregate policy limits.

     Dentist Liability.  In 2000, the Company initiated dental liability
     -----------------
insurance coverage under a program developed by Brown & Brown in Texas and California. The program provides claims-made coverage to dentists and small dental groups. Brown & Brown markets this program in other states through another insurance company.

     Managed Care Organization Errors and Omissions. The Company offers a policy
     ----------------------------------------------
for managed care organizations. The policy provides coverage for liability arising from covered managed care incidents or vicarious liability for medical services rendered by non-employed physicians. Covered services include peer review, healthcare expense review, utilization management, utilization review and claims and benefit handling in the operation of the managed care organizations. These policies are generally issued on a claims made and reported basis. The annual aggregate limits of coverage under the current managed care organization policies issued by the Company are between $1.0 million and $5.0 million.

     Directors and Officers' Liability.  In 1996, the Company began to directly
     ---------------------------------
write renewals of these policies previously underwritten by other companies, accounting for approximately $264,000 in direct premiums written in 1998, $809,000 in 1999, and $761,000 in 2000. In 1999, the Company began offering a new directors and officers' liability policy, and expanded its marketing of this program. The directors and officers' liability policies are generally issued on a claims made and reported basis. The limits of coverage on directors and officers' liability policies written by the Company are between $1.0 million and $5.0 million.

     Billing Errors and Omissions.  In late 1999, the Company began offering a
     ----------------------------
newly designed product that provides physicians and medical groups with protection for defense expenses and certain liabilities related to governmental investigations into billing errors and omissions to Medicare and other governmentally subsidized healthcare programs.

     Marketing and Policyholder Services
     -----------------------------------

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

     The Company's marketing organization has approximately 30 employees who provide marketing support to brokers and service large physician medical groups
and hospital accounts.   In support of its broker network, the Company markets
to sole practitioner physicians and other prospective policyholders through its relationships with medical associations, referrals by existing policyholders, educational seminars, advertisements in medical journals plus direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

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

     Underwriting
     ------------

     The underwriting department consists of a vice president in charge of underwriting, three divisional underwriting managers, 13 underwriters and 14 technical and administrative assistants. Certain of these underwriters specialize in underwriting hospitals, managed care organizations and directors and officers' liability products. The Company's underwriting department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company.

     The Company performs a continuous process of reunderwriting its insured physicians, medical groups and healthcare facilities. Information concerning insureds with large losses, a high frequency of claims or unusual practice characteristics is developed through claims and risk management reports or correspondence.

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

     Rates
     -----

     The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and loss adjustment expense (LAE) experience it has developed over the past 20 years and upon rates charged by its competitors. The Company has various rating classifications based on practice, location, medical specialty, limits and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed nonstandard programs for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for hospitals and managed care organizations utilizing data publicly filed by other insurers, and based in part on its recent experience. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. The rates for directors and officers' liability are developed using historical data publicly filed by other insurers, financial analysis and loss history. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

     Between 1993 and 1999, the Company instituted annual overall rate increases ranging from 3.7% to 9.2% on its physician professional liability policies in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to these rate increases, but realized a modest increase in its premium volume through 1998 and has improved its
underwriting results.   In 1999, the Company experienced a small decrease in
earned premium volume as a result of its 3.7% rate increase. The Company instituted no rate increase for 2000 on its physicians professional liability policies, but instituted a 10.6% average rate increase for 2001 for its California physicians and medical groups and is instituting similar increases in other states. The effect of these rate increases on the Company's ability to retain and expand its healthcare liability business will depend, in large part, on the magnitude of rate changes instituted by its competitors.

     Claims
     ------

     The claims department of the Company is responsible for claims investigation, establishment of appropriate case reserves for loss and LAE, defense planning and coordination, control of attorneys engaged by the Company to defend a claim and negotiation of the settlement or other disposition of a claim. Under most of the Company's policies, except managed care organization errors and omissions policies, directors and officers' liability policies, the Company is obligated to defend its insureds, which is in addition to the limit of liability under the policy. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions. In almost all cases, the person bringing the claim against the physician is already represented by legal counsel when the Company learns of the potential claim.

     The claims department staff includes managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The claims department staff consists of approximately 57 employees, including 14 clerical personnel. The Company has seven unit managers and three branch managers responsible for specific geographic areas, and additional units for specialty areas such as hospitals, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

     The Company vigorously defends its insureds against claims, but seeks to resolve expediently cases with high exposure potential. The defense of a healthcare professional liability claim requires significant cooperation between the litigation supervisor or claims department manager responsible for the claim and the insured physician. The Company's policies require that a healthcare professional liability claim cannot generally be settled without the consent of the physician or the professional insured. California law requires that the insurer report such settlements to a medical disciplinary board, and Federal law requires that any claim payment, regardless of amount, be reported to a national data bank which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees. Thus, the physician or other healthcare professional is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to his or her ability to practice. The claims department supervisor must be able to fully evaluate considerations of settlement or trial and to communicate effectively the Company's recommendation to its insured. If the insured will not consent to a settlement offer, the Company may be exposed to a larger judgment if the case proceeds to trial.

Assumed Reinsurance Segment
---------------------------

     In November 1999, the Company established a separate Assumed Reinsurance Division under the direction of two newly hired officers.

     Reinsurance Industry Overview
     -----------------------------

     Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus.

     Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer or a reinsurer, while facultative reinsurance involves underwriting of individual risks. Coverage of the risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or "retention." Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.

     Company Strategy
     ----------------

     The Company has concentrated the majority of its assumed reinsurance portfolio on treaty reinsurance. Treaty reinsurers, including the Company, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. Such dependence subjects reinsurers in general to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded under the treaty may not adequately compensate the reinsurer for the risks assumed. The reinsurer's evaluation of the ceding company's risk management and underwriting practices will usually impact the pricing of the treaty.

     The Company has focused its assumed reinsurance portfolio on pro rata agreements in which the ceding company bears a proportional share of the risk and therefore has the incentive to underwrite and price the business appropriately. Further, the Company's pro rata participations are structured to take advantage of all reinsurance protections purchased by the ceding company. The Company has treaties principally with those ceding companies with which the Company's officers have had past experience and can demonstrate that the ceding company has outperformed its peers in its areas of expertise. The Company also participates in excess of loss reinsurance arrangements, following the same approach outlined above, where the subject exposures can be completely identified, segmented geographically, priced accordingly and underwritten by specific individuals within the ceding company in whom the Company has confidence.

     The principal reinsurance programs in which the Company is a participant are the following.

     Casualty Programs.  Approximately 36% of the Company's expected assumed
     ------------------
reinsurance premium written on treaties currently in effect is derived from a limited number of pro rata and excess of loss treaties for United States based ceding companies writing automobile, general liability, workers compensation and certain professional liability lines of business.

     Property Programs.  Approximately 22% of the Company's expected assumed
     ------------------
reinsurance premium written on treaties currently in effect is derived from a limited number of pro rata and excess of loss treaties for United States and international based ceding companies writing personal and commercial property coverage throughout the world.

     Accident and Health Programs.  Approximately 31% of the Company's expected
     -----------------------------
assumed reinsurance premium written on treaties currently in effect is derived from a limited number of pro rata treaties for United States based ceding companies coming from a single source, Reinsurance Management Group, Summit, New Jersey, in which the Company has a 20% ownership interest. Reinsurance Management Group is a specialist underwriting management firm writing various forms of accident and health reinsurance covering reinsurance risks. In addition, the Company writes a small portfolio of international personal accident business on a pro rata treaty basis.

     Marine Program.  Approximately 11% of the Company's expected assumed
     ---------------
reinsurance premium written on treaties currently in effect is derived from pro rata treaties from a single Lloyd's syndicate that specializes in writing marine insurance and reinsurance on a worldwide basis. The syndicate is managed by an affiliate of GoshawK Insurance Holdings plc ("GoshawK"). In November 1999, the Company purchased approximately 9.5% of the outstanding common stock of GoshawK, which is a publicly traded Lloyd's underwriter. As part of this transaction, the Company entered into a quota share reinsurance treaty effective January 1, 2000, under which the Company has assumed 7.5% of GoshawK's annual premium.

     Corporate Name at Lloyd's.  In addition to the foregoing programs,
     --------------------------
effective January 1, 2001, the Company formed SCPIE Underwriting Limited, a limited liability corporate underwriting syndicate member at Lloyd's which provides underwriting capacity to two Lloyd's syndicates for the 2001 underwriting year. One syndicate will write a varied portfolio of property and casualty insurance and reinsurance, while the other syndicate will write a portfolio of professional liability risks.

     Distribution and Underwriting
     -----------------------------

     The Company's predominant source of business is through professional reinsurance intermediaries. At the present time the Company writes through approximately eleven intermediaries located throughout the United States and in London.

     Underwriting
     ------------

     All underwriting of the assumed reinsurance portfolio is the responsibility of the two senior officers who head the division. Likewise, these individuals are directly responsible for all on site audits of assumed reinsurance clients. The vast majority of assumed reinsurance treaties are written for a twelve-month term and are subject to a process of reunderwriting at the end of each period prior to renewal agreement.

     Claims
     ------

     All individual excess of loss claims are reviewed by the two senior officers managing the reinsurance division, who recommend cash reserves and other action to be taken with respect to these claims. With respect to claims under pro rata treaties which are submitted in conjunction with monthly or quarterly premium accounts, the officers conduct periodic audits of these claims to confirm they fall within the scope of the respective reinsurance treaties.

Loss and LAE Reserves
---------------------

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

     The Company utilizes both its internal actuarial staff and independent actuaries in establishing its reserves. The Company's independent actuaries review the Company's reserves for losses and LAE at the end of each fiscal year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates, in establishing the amount of its reserves for losses and LAE. The Company continually refines reserve estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. Since medical malpractice insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions, the Company has attempted to establish its loss and LAE reserves what it believes are conservative levels.

     The Company's loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

                                                                                                DECEMBER 31,
                                                                                     --------------------------------
                                                                                       2000        1999        1998
                                                                                     --------    --------    --------
                                                                                              (IN THOUSANDS)
         Reserves for losses and LAE at beginning
          of year.................................................................   $499,864    $477,631    $454,971
          Less reinsurance recoverables...........................................     45,007      24,899      21,531
                                                                                     --------    --------    --------
         Reserves for losses and LAE, net of
          related reinsurance recoverable, at beginning of year...................    404,857     452,732     433,440
                                                                                     --------    --------    --------
         Reserves from purchase of Fremont
         Indemnity Company........................................................         --          --      36,972
         Provision for losses and LAE for claims
         occurring in the current year, net of
         reinsurance..............................................................    194,717     183,959     197,870
         Decrease in estimated losses and LAE for
         claims occurring in prior years, net of
         reinsurance..............................................................    (42,115)    (61,179)    (65,662)
                                                                                     --------    --------    --------
         Incurred losses during the year, net of
         reinsurance..............................................................    152,602     122,780     132,208
                                                                                     --------    --------    --------
         Deduct losses and LAE payments for
         claims, net of reinsurance, occurring
         during:
             Current year.........................................................     15,181      13,742      14,408
             Prior years..........................................................    148,889     156,913     135,480
                                                                                     --------    --------    --------
                                                                                      164,070     170,655     149,888
                                                                                     --------    --------    --------
         Reserve for losses and LAE, net of
         related reinsurance recoverable, at
         end of year..............................................................    393,389     404,857     452,732
         Reinsurance recoverable for losses
         and LAE, at end of year..................................................     40,152      45,007      24,899
                                                                                     --------    --------    --------
         Reserves for losses and LAE, gross
         of reinsurance recoverable, at end
         of year..................................................................   $433,541    $449,864    $477,631
                                                                                     ========    ========    ========

     In 1999 and 2000, the Company experienced a number of large paid losses under its physician and medical group and hospital policies that were in excess of the limits of insurance retained by the Company. In addition, the Company established significant reserves for such excess losses for certain claims reported under its hospital policies. These reserve increases resulted in the higher levels of reinsurance recoverable at the end of 1999 and 2000.

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

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 2000 to be $100,000 was first reserved in 1990 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1990 through 2000 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.


                                                                    YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------------------------------
                            1990      1991      1992     1993      1994      1995      1996      1997     1998     1999      2000
                          --------  --------  -------- --------  --------  --------  --------  -------- -------- -------- ---------
                                                                    (IN THOUSANDS)
Loss and LAE
  Reserves.............   $427,049  $439,908  $465,423 $472,129  $449,566  $446,627  $440,301  $433,440 $452,732 $404,857  $393,389
Liability reestimated
  as of:
  One year later.......    401,878   409,966   421,994  411,915   391,733   386,879   387,094   339,672  391,553  362,742
  Two years later......    368,124   364,105   368,521  363,562   337,441   337,760   301,794   283,276  325,282
  Three years later....    324,370   316,220   325,073  315,712   304,063   264,813   259,022   250,962
  Four years later.....    284,628   282,291   292,801  293,711   254,004   236,609   237,059
  Five years later.....    264,582   261,344   274,304  262,879   239,372   221,537
  Six years later......    251,335   252,077   257,864  254,502   231,129
  Seven years later....    245,745   243,216   252,353  248,522
  Eight years later ...    241,533   240,306   248,420
  Nine years later.....    239,883   238,546
  Ten years later......    238,546
Cumulative
  Redundancy...........    188,503   201,362   217,003  223,607   218,437   225,090   203,243   182,479  127,450   42,115
Cumulative
  Amount of
  Liability paid
  Through:
  One year later.......    103,983   101,001   105,678  121,106   109,481   101,844   118,307   107,748  156,912  148,891
  Two years later......    171,327   171,429   184,883  192,519   170,603   170,032   181,116   179,016  219,219
  Three years later....    206,499   205,829   219,649  217,484   202,660   195,265   207,141   204,773
  Four years later.....    221,654   221,884   232,379  231,794   213,431   207,454   217,460
  Five years later.....    230,606   227,692   237,879  237,272   221,409   211,934
  Six years later......    232,410   231,277   240,363  241,904   224,555
  Seven years later....    232,912   232,416   242,698  242,736
  Eight years later....    233,263   233,784   242,818
  Nine years later.....    234,010   233,552
  Ten years later......    233,766
Net reserves--
  December 31..........                                                               440,301  $433,440 $452,732 $404,857  $393,389
Reinsurance
  Recoverables.........                                                                19,266    21,531   24,899   45,007    40,152
                                                                                     --------  -------- -------- -------- ---------
Gross reserves.........                                                              $459,567  $454,971 $477,631 $449,864  $433,541
                                                                                     ========  ======== ======== ======== =========

     The Company has consistently experienced favorable development in loss and LAE reserves established for prior years. The Company believes, based on its analysis of annual statements filed with state regulatory authorities, that its principal California competitors have experienced similar favorable reserve development in past years. During 2000, the Company experienced adverse loss development in its prior years reserves for hospitals and significant ongoing losses in this program. The Company also experienced less favorable loss development in its other insurance lines than in prior years. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition or results of operation.

Ceded Reinsurance
-----------------

     The Company follows customary industry practice by reinsuring a portion of its risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 2000, the Company ceded $12.7 million of its earned premiums to reinsurers.

     The Company's reinsurance arrangements are generally placed through its exclusive reinsurance broker, Guy Carpenter & Company, Inc. For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident for its physician and medical group policies and had various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of allocated loss adjustment expenses (ALAE). For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retains the first $2.0 million of losses and ALAE per incident and the reinsurers cover losses in excess of this amount up to $70.0 million. The Company is currently negotiating its reinsurance arrangements for 2001.

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

     Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd's to avoid concentrations of credit risk. The following table identifies the Company's most significant reinsurers, their percentage participation in the Company's aggregate reinsured risk based upon premiums paid by the Company and their rating as of December 31, 2000. No other single reinsurer's percentage participation in 2000 exceeded 5% of total reinsurance premiums.

                                            PREMIUMS CEDED                        PERCENTAGE OF
                                            FOR YEAR ENDED                      TOTAL REINSURANCE
                                          DECEMBER 31, 2000      RATING(1)           PREMIUMS
                                          ------------------     ---------    --------------------
                                            (IN THOUSANDS)
    Hannover Ruckversicherungs..........         $5,190             A+                  42%
    Lloyd's of London Syndicates........          3,720             A                   30%
    Zurich Re...........................            969             A                    8%
    CNA International Reinsurance Co....            684             A                    6%

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

Investment Portfolio
---------------------

     An important component of the Company's operating results has been the return on its invested assets. Investments of the Company are made by investment managers under policies established and supervised by the Board. The Company's investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields. The investment manager for the portfolio of the Company is Brown Brothers Harriman & Co.

     All of the fixed maturity securities are classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported directly through stockholders' equity, and have no effect on net income. The following table sets forth the composition of the investment portfolio of the Company at the dates indicated.

                                                                 DECEMBER 31, 2000           DECEMBER 31, 1999
                                                         ------------------------------  ---------------------------
                                                              COST OR                        COST OR
                                                             AMORTIZED         FAIR         AMORTIZED        FAIR
                                                               COST            VALUE          COST           VALUE
                                                               ----            -----          ----           -----
                                                                                  (IN THOUSANDS)
    Fixed maturity securities:
        U.S. Government and
          Agencies.....................................       $185,476        $187,790       $141,274        $134,090
        State, municipalities and
          political subdivisions.......................        180,528         181,880        253,741         247,384
        Mortgage-backed securities, U.S.
          Government...................................         42,734          42,831         49,800          48,841

        Corporate......................................        158,345         153,682        126,886         118,618
        Other..........................................             83              83             91              91
                                                              --------        --------       --------        --------
          Total fixed maturity
           securities                                          567,166         566,266        571,792         549,024
      Common stocks....................................         25,874          24,403         33,428          33,464
                                                              --------        --------       --------        --------
    Total..............................................       $593,040        $590,669       $605,220        $582,488
                                                              ========        ========       ========        ========


     The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. The Company's portfolio of unaffiliated equity securities was $24.4 million at December 31, 2000.

     The Company's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. The Company's investment policy provides that fixed maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 2000:

                                                                          AMORTIZED       FAIR        PERCENTAGE OF
                       TYPE/RATING OF INVESTMENT (1)                         COST         VALUE        FAIR VALUE
                       -----------------------------                    --------------  ---------     --------------
                                                                                (IN THOUSANDS)
      AAA (including U.S. Government
          and Agencies).......................................             $361,943      $363,696           64.2 %
      AA......................................................               80,109        80,232           14.2
      A.......................................................               91,133        90,782           16.0
      BBB.....................................................               26,729        24,304            4.3
      Non rated(2)............................................                7,252         7,252            1.3
                                                                           --------      --------          -----
                                                                           $567,166      $566,266          100.0%
                                                                           ========      ========          =====

____________
(1) The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor's Corporation ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by Moody's Investors Services, Inc. were used.

(2) Includes a credit note received from a catastrophe reinsurance limited liability company controlled by Hannover Re with an amortized cost and fair value of $5.0 million. See "Reinsurance."

     The following table sets forth certain information concerning the maturities of fixed maturity securities in the Company's investment portfolio as of December 31, 2000:

                                                                       AMORTIZED               FAIR            PERCENTAGE OF
                                                                          COST                 VALUE            FAIR VALUE
                                                                          ----                 -----            ----------
                                                                                           (IN THOUSANDS)
      Years to maturity:
        One or less.............................................         $  7,380              $  7,388                1.3%
        After one through five..................................           97,767                97,110               17.1%
        After five through ten..................................          248,517               250,167               44.2%
        After ten...............................................          170,768               168,770               29.8%
      Mortgage-backed securities                                           42,734                42,831                7.6%
                                                                         --------              --------              -----
                Totals..........................................         $567,166              $566,266              100.0%
                                                                         ========              ========              =====

     The average weighted maturity of the securities in the Company's fixed maturity portfolio as of December 31, 2000 was 6.2 years. The average duration of the Company's fixed maturity portfolio as of December 31, 2000 was 5.98 years.

     The Company also maintains cash and highly liquid short-term investments, which at December 31, 2000 totaled $94.9 million.

     The following table summarizes the Company's investment results for the three years ended December 31:

                                                                                FOR THE YEAR ENDED DECEMBER 31
                                                                                ------------------------------
                                                                            2000               1999             1998
                                                                            ----               ----             ----
                                                                                          (IN THOUSANDS)
            FIXED MATURITY SECURITIES:
            Average invested assets (includes short-  term cash
             investments)(1).........................................       $648,156          $689,036         $739,734
            Net investment income:
              Before income taxes....................................         33,653            36,711           39,654
              After income taxes.....................................         24,857            28,557           30,733
            Average annual return on investments:
              Before income taxes....................................           5.19%             5.34%            5.36%
              After income taxes.....................................           3.84%             4.14%            4.15%
            Net realized investment gains (losses) after income tax..       $   (149)         $   (255)        $  5,804

            EQUITY SECURITIES:
            Average invested assets(2)...............................       $ 28,934          $ 35,239         $ 30,269
            Net investment income:
              Before income taxes....................................            499               927              713
              After income taxes.....................................            381               742              564
            Average annual return on investments:
              Before income taxes....................................           1.73%             2.63%            2.36%
              After income taxes.....................................           1.32%             2.11%            1.86%
            Net realized investment gains after income tax...........       $   (112)         $     63         $  1,430


__________

(1) Fixed maturity securities at cost.

(2) Equities at market.

Competition
-----------

     The property and casualty insurance and reinsurance markets in which the Company competes are highly competitive. All of these markets have experienced severe price competition and expanding terms of coverage over the past several years.

     In the California healthcare liability insurance market, the Company competes principally with three physician-owned mutual or reciprocal insurance companies and a physician-owned mutual protection trust for physician and medical group insureds. Each of these companies is actively soliciting insureds in Southern California, the Company's primary area of operations, and each has offered very competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, large commercial insurance companies actively compete in this market, particularly for larger medical groups, hospitals and other healthcare facilities. These include the Farmers Group, Inc., the St. Paul Companies, Inc., the Chubb Insurance Companies and the CNA Insurance Companies.

     The Company encounters similar competition from local physician-owned insurance companies and commercial companies in other states as it carries out its expansion plans. The Company competes in other states principally through independent agents and brokers, such as its relationship with Brown & Brown, and by offering superior policyholder services. All markets in which the Company now writes insurance and in which it expects to enter have certain competitors with pre-existing relationships with prospective customers, name recognition in those states and in many cases greater financial and operating resources than the Company. Marketing efforts in states other than California will take substantial time and resources in order for prospective customers to become familiar with the Company and its insurance products.

     The Company competes in the United States and international reinsurance markets with numerous international and domestic reinsurance and insurance companies. These competitors include independent reinsurance companies, subsidiaries or affiliates of large established insurance companies, reinsurance departments of primary insurance companies and underwriting syndicates in Lloyd's. A large majority of these competitors have greater financial resources than the Company, have been operating for considerably longer than the Company, and have established long-term and continuing business relationships throughout the industry. The Company competes in this large market through the relationships developed by its senior management over many years and the underwriting expertise and services that the Company provides. The Company considers its A.M. Best "A (Excellent)" rating to be extremely important to its ability to compete in this segment. (See "A.M. Best Rating.")

Regulation
----------

     General
     -------

     Insurance companies are regulated by government agencies in each state in which they transact insurance. The extent of regulation varies by state, but such regulation usually includes: (i) regulating premium rates and policy forms;
(ii) setting minimum capital and surplus requirements; (iii) regulating guaranty fund assessments; (iv) licensing companies and agents; (v) approving accounting methods and methods of setting statutory loss and expense reserves; (vi) setting requirements for and limiting the types and amounts of investments; (vii) establishing requirements for the filing of annual statements and other financial reports; (viii) conducting periodic statutory examinations of the affairs of insurance companies; (ix) approving proposed changes of control; and
(x) limiting the amounts of dividends that may be paid without prior regulatory approval. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

     Licenses
     --------

     SCPIE Indemnity, AHI and AHSIC are licensed in their respective states of domicile, California, Delaware and Arkansas respectively. AHI is also licensed to transact insurance and reinsurance in 47 states and the District of Columbia. This permits ceding company clients to take credit on their regulatory financial statements for reinsurance ceded to AHI in jurisdictions in which it is authorized as a reinsurer. AHSIC is licensed to write policies as an excess and surplus lines insurer in 34 states and the District of Columbia. SCPIE Indemnity is not licensed in any jurisdiction in addition to California.

     SCPIE Underwriting Limited is authorized under the laws of the United Kingdom to participate as a corporate member of Lloyd's underwriting syndicates.

     Most of the Company's healthcare liability insurance policies are written in California where SCPIE Indemnity is domiciled. California laws and regulations, including the tort liability laws, and laws relating to professional liability exposures and reports, have the most significant impact on the Company and its operations.

     Insurance Guaranty Associations
     -------------------------------

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

     Holding Company Regulation
     --------------------------

     SCPIE Holdings is subject to the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The Holding Company Act requires the Company periodically to file information with the California Department of Insurance and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates of an "extraordinary" type may not be effected if the California Commissioner disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit and investments, in the net aggregate, involving more than the lesser of 3% of the insurer's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31.

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

     Regulation of Dividends from Insurance Subsidiaries
     ---------------------------------------------------

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

     The other Insurance Subsidiaries are subject to similar provisions and restrictions under the insurance holding company laws of the other states in which they are organized.

     Risk-Based Capital
     ------------------

     The National Association of Insurance Commissioners ("NAIC") has developed a methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. At December 31, 2000, each of the Insurance Subsidiaries' RBC substantially exceeded the threshold requiring the least regulatory attention.

     Regulation of Investments
     -------------------------

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

     Prior Approval of Rates and Policies
     ------------------------------------

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

     Medical Malpractice Tort Reform
     -------------------------------

     The California Medical Injury Compensation Reform Act ("MICRA"), enacted in 1975, has been one of the most comprehensive medical malpractice tort reform measures in the United States. MICRA currently provides for limitations on damages for pain and suffering of $250,000, limitations on fees for plaintiffs' attorneys according to a specified formula, periodic payment of medical malpractice judgments and the introduction of evidence of collateral source benefits payable to the injured plaintiff. The Company believes that this legislation has brought stability to the medical malpractice insurance marketplace in California by making it more feasible for insurers to assess the risks involved in underwriting this line of business. Bills have been introduced in the California Legislature from time to time to modify or limit certain of the tort reform benefits provided to physicians and other healthcare providers by MICRA. Neither the proponents nor opponents have been able to enact significant changes. The Company cannot predict what changes, if any, to MICRA may be enacted during the next few years or what effect such changes might have on the Company's medical malpractice insurance operations.

     Medical Malpractice Reports
     ---------------------------

     The Company has been required to report detailed information with regard to settlements or judgments against its California physician insureds in excess of $30,000 to the Medical Board of California, which has responsibility for investigations and initiation of proceedings relating to professional medical conduct in California. Since January 1, 1998, all judgments, regardless of amount, must be reported to the Medical Board, which now publishes on the Internet all judgments reported. In addition, all payments must also be reported to the Federal National Practitioners' Data Bank and such reports are accessible by state licensing and disciplinary authorities, hospital and other peer review committees and other providers of medical care. A California statute also requires that defendant physicians must consent to all medical professional liability settlements in excess of $30,000, unless the physician waives this requirement. The Company's policy provides the physician with the right to consent to any such settlement, regardless of the amount, but that either party may submit the matter of consent to a medical review board. In virtually all instances, the Company must obtain the consent of the insured physician prior to any settlement.

A.M. Best Rating
----------------

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

Employees
---------

     As of December 31, 2000, the Company employed 238 persons. None of the employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Executive Officers
------------------

     The Executive Officers of the Company and their ages as of March 12, 2001 are as follows:

         Name                    Age                          Position
         ----                    ---                          --------
         Donald J. Zuk           64          President, Chief Executive Officer and  Director
         Patrick S. Grant        58          Senior Vice President, Marketing
         Joseph P. Henkes        51          Secretary and Senior Vice President, Operations and Actuarial Services
         Patrick T. Lo           48          Senior Vice President and Chief Financial Officer
         Donald P. Newell        63          Senior Vice President and General Counsel
         Timothy C. Rivers       52          Senior Vice President, Assumed Reinsurance

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

     Joseph P. Henkes has been with the Company since 1990 serving initially as Vice President, Operations and Actuarial Services. He was named Senior Vice President, Operations and Actuarial Services in 1992. Prior to that time he spent three years with Johnson & Higgins, where his services were devoted primarily to the Company. He has been an Associate of the Casualty Actuarial Society since 1975 and a member of the American Academy of Actuaries since 1980.

     Patrick T. Lo has been Senior Vice President since 1999 and Chief Financial Officer of the Company since 1993. From 1990 to 1993 he served as Vice President and Controller of the Company. Prior to that time, he spent nine years as Assistant Controller, Assistant Vice President and Vice President at The Doctors' Company, a California medical malpractice insurance company.

  Donald P. Newell joined SCPIE in January 2001. Prior to that time he was a partner at the law firm of Latham & Watkins in San Diego, California. Mr. Newell has worked on matters for the Company since 1975.

     Timothy C. Rivers has been with SCPIE since August 1999. Prior to that time, he spent 17 years with Guy Carpenter & Company, a reinsurance brokerage subsidiary of Marsh McLennan, and a predecessor business, Willcox & Company. Mr. Rivers has worked on the Company operations since 1985.

Risk Factors
------------

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

     Concentration of Business
     -------------------------

     Substantially all of the Company's direct premiums written are generated from healthcare liability insurance policies issued to physicians and medical groups, healthcare facilities and other providers in the healthcare industry. As a result, negative developments in the economic, competitive or regulatory conditions affecting the healthcare liability insurance industry, particularly as such developments might affect medical malpractice insurance for physicians, and medical groups, could have a material adverse effect on the Company's results of operations.

     Most of the Company's direct premiums written are generated in Southern California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in Southern California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     The Company's strategy includes expanding and diversifying its insurance products and geographic operations. There can be no assurance that the Company will be successful in implementing this strategy. See "-- Entry into New Markets"

     Industry Factors
     ----------------

     Many factors influence the financial results of the healthcare liability insurance industry, several of which are beyond the control of the Company. These factors include, among other things: changes in severity and frequency of claims; changes in applicable law and regulatory reform; changes in judicial attitudes toward liability claims; and changes in inflation, interest rates and general economic conditions.

     The availability of healthcare liability insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the healthcare liability industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the healthcare liability insurance industry in California and nationally has faced a soft insurance market. There can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company's financial condition and results of operations.

     Competition
     -----------

     The Company competes with numerous insurance companies in the California market. The Company's principal competitors for physicians and medical groups consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians' mutual protection trust, which levies assessments primarily on a "claims paid" basis. In addition, commercial insurance companies such as Farmers Group, Inc., and St. Paul Companies, Inc. compete for the medical malpractice insurance business of larger medical groups, hospitals and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 2000, the Company instituted overall rate increases in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to its rate increases. In 2001, the Company instituted an average 10.6% rate increase for California physicians and medical groups and is instituting similar increases in other states. The effect of these rate increases on the Company's ability to retain and expand its healthcare liability insurance business is uncertain.

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

     Loss and LAE Reserves
     ---------------------

     The reserves for losses and loss adjustment expenses established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE. The estimates are based on assumptions related to the ultimate cost of settling such claims based on facts and interpretation of circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, legislative activity and other factors. However, establishment of appropriate reserves is an inherently uncertain process involving estimates of future losses, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The inherent uncertainty is greater for certain types of insurance, such as medical malpractice, where a longer period may elapse before a definite determination of ultimate liability is made, and where the judicial, political and regulatory climates are changing. Healthcare liability claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as healthcare liability may be slow to appear, and accordingly, the Company's reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. In addition, emerging changes in the practice of medicine, such as the emergence of new, larger medical groups that do not have an established claims history and additional claims resulting from restrictions on treatment by managed care organizations, may require the Company to adjust its underwriting and reserving practices. See "-- Changes in Healthcare." While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition or results of operations.

     The Company has consistently experienced favorable development (i.e., redundancies) in reserves established for prior years. Redundant reserves, which have been recognized or released in every year since 1985, have contributed significantly to reported earnings in recent years. The Company reduced reserves for prior years by $61.2 million, $93.8 million and $53.2 million in the years ended December 31, 1999, 1998 and 1997, respectively. (The 1998 redundancies were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business assumed from an unaffiliated company in January 1998.) During 2000, the Company experienced adverse loss development in its prior years' reserves for hospitals and significant ongoing losses in this program. The Company also experienced less favorable loss development in its other insurance lines than in prior years. The Company recognized favorable development in prior years' reserves of $42.1 million in 2000, of which only $8.1 million was recognized in the fourth quarter ended December 31, 2000.

     The Company has continued to experience less favorable loss development attributable to prior years' loss and LAE reserves. The Company has established these reserves at levels it considers adequate, but it does not expect any material redundancies to develop during 2001. The Company will continue to establish its loss and LAE reserves at what it believes are conservative levels for the 2001 accident year, but at expected lower levels than during 2000 due to rate actions, stricter underwriting and the change in the mix of business. If the Company does not experience any material favorable reduction during 2001 in prior years' loss reserves, the Company's net income will be adversely affected.

     Changes in Healthcare
     ---------------------

     Significant attention has recently been focused on reforming the healthcare system at both the Federal and state levels. A broad range of healthcare reform and patients' rights measures have been suggested, and public discussion of such measures will likely continue in the future. Proposals have included, among others, spending limits, price controls, limits on increases in insurance premiums, limits on the liability of doctors and hospitals for tort claims, increased tort liabilities for managed care organizations and changes in the healthcare insurance system. The Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. While some of these proposals could be beneficial to the Company, the adoption of others could have a material adverse effect on the Company's financial condition or results of operations.

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

     Entry Into New Markets
     ----------------------

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

     Geographic expansion has been accomplished principally through an arrangement with Brown & Brown, Inc. ("Brown & Brown"), one of the nation's top independent insurance agency organizations. American Healthcare Indemnity Company ("AHI"), a subsidiary of SCPIE Holdings, entered into an agreement with Brown & Brown to market professional liability insurance to physicians and small medical groups in selected states commencing January 1, 1998. The program now has been expanded to encompass eight states, the largest in terms of premium volume being Connecticut, Florida and Georgia. Continued expansion of this relationship with Brown & Brown is an important element of the Company's strategy for diversification into states outside California. AHI has also expanded its operations outside California through sales of professional liability policies to physicians who do not meet the normal underwriting criteria of the Company. These policies are sold through various brokers typically at a higher premium. The broker relationships were developed from the medical malpractice insurance businesses AHI acquired from two unrelated insurance companies in 1998 and 1999, respectively. In 2000, the Company derived approximately 37% of its healthcare liability premium volume from policies issued outside the state of California. There is no assurance, however, that the Company will successfully retain or continue to expand this business or that it will ultimately be profitable.

     Importance of Ratings
     ---------------------

     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. The Company is rated "A (Excellent)" by A.M. Best, the third highest rating of 15 ratings assigned to insurance companies, which currently range from "A++ (Superior)" to "F (In Liquidation)." A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities. In June 1996, A.M. Best reduced the Company's rating from "A+ (Superior)," citing significant uncertainty in the medical malpractice marketplace, caused, in part, by evolving managed care issues, the Company's narrow product line and geographic concentration, and intense competition and weakening premium rates in the medical malpractice industry. A.M. Best similarly reduced the ratings of three other medical malpractice insurance companies domiciled in California and several other medical malpractice companies domiciled in states other than California. The Company's ability to maintain or improve its rating by A.M. Best may depend on its ability to implement successfully its business strategy. See "Business -- A.M. Best Rating." If A.M. Best materially reduces the Company's rating from its current level, the Company's results of operations could be adversely affected. A continuation of an "A" rating from A.M. Best is particularly important to the Company's assumed reinsurance operations. The Insurance Subsidiaries have entered into a reinsurance pooling arrangement and each of the Insurance Subsidiaries has been assigned the same "pooled" "A (Excellent)" A.M. Best rating based on their consolidated performance.

     Ceded Reinsurance
     ------------------

     The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company's ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Although the Company anticipates that it will continue to be able to obtain such reinsurance on reasonable terms, there can be no assurance that this will be the case. In 1999, the Company experienced a number of large paid losses under its healthcare liability insurance policies that were in excess of the limits of insurance retained by the Company and thus were borne by the reinsurers. In addition, the Company established significant reserves for such excess losses on certain claims reported under its hospital policies in 1999.

     The Company is subject to a credit risk with respect to its reinsurers because reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer's inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company. See "Business - Ceded Reinsurance."

     Recent Entry Into Assumed Reinsurance Market
     --------------------------------------------

     The Company has rapidly expanded its assumed reinsurance operations since
the division was formed in late 1999.   Treaties include professional,
commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages on a worldwide basis. During 2000, assumed reinsurance premiums earned were approximately $27.1 million (not including fronting arrangements), and the Company expects this premium volume to approximately triple for 2001, based on treaties in existence. Loss experience for 2000 is based almost entirely on actuarial estimates, as actual losses are still in the early stages of development. Actual experience could materially exceed or be less than these estimates. If the losses are excessive, there could be a significant adverse effect on the Company's results of operations and financial condition at the increased premium volumes expected in 2001.

     The strategic objective of the reinsurance division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines of insurance to add diversity to the direct business of the Company. The Company has relied heavily on prior relationships with lead reinsurers and reinsurance intermediaries to gain access to attractive opportunities. In most instances, the Company is a treaty participant at a level in which the reinsured also has a significant share of the losses. In other instances, the Company has also invested in the company managing the reinsurance arrangement. Two officers experienced in this area, who joined the Company in 1999 to start the division, have developed these relationships. If these officers left the employ of the Company for any reason, the Company would have difficulty maintaining the relationships or the business of the division. There is no assurance that the Company will be successful in attracting appropriate reinsurance opportunities or that this business will be profitable.

     Holding Company Structure; Limitation on Dividends
     ---------------------------------------------------

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

     Anti-Takeover Provisions
     ------------------------

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

     Regulatory and Related Matters
     ------------------------------

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

     State regulatory oversight and various proposals at the Federal level may in the future adversely affect the Company's results of operations. In recent years, the state insurance regulatory framework has come under increased Federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and state insurance regulators are reexamining existing laws and regulations, which in many states has resulted in the adoption of certain laws that specifically focus on insurance company investments, issues relating to the solvency of insurance companies, RBC guidelines, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends. See "Business - Regulation."

ITEM 2.  PROPERTIES
--------------------

     In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for its Company headquarters. The lease is for a term of 10 years ending in 2009 and the Company has options to renew the lease for an additional 10 years. The Company moved its headquarters and principal operations to these offices in March 1999. The Company expended $5.3 million for leasehold improvements through 2000.

     The Company also leases office space for claims offices in San Diego, California; Fresno, California and Tampa, Florida, a sales office in Sacramento, California and Phoenix, Arizona and marketing offices in Addison, Texas and Boca Raton, Florida.

     The Company is the owner of two office buildings that were previously occupied by the Company's headquarters, both located in Beverly Hills, California. One building contains approximately 25,000 square feet of office space and the other office building contains approximately 24,000 square feet. Both office buildings are currently unencumbered and are fully leased to unaffiliated parties.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

Price Range of Common Stock
---------------------------

          The Company's Common Stock is publicly traded on the New York Stock Exchange under the symbol "SKP." The following table shows the price ranges per share in each quarter during the last two years:

                                                High                 Low
1999
----
First quarter                                          30.13               25.75
Second quarter                                         32.63               23.88
Third quarter                                          32.81               28.69
Fourth quarter                                         36.06               31.50

2000
----
First quarter                                          36.66               27.50
Second quarter                                         30.94               19.19
Third quarter                                          21.69               19.75
Fourth quarter                                         23.63               18.63

2001
----
First quarter (January 1 - March 26)                   29.57               20.50

     On March 26, 2001, the closing price of the Company's common stock was $21.22.

STOCKHOLDERS OF RECORD

     The approximate number of stockholders of record of the Company's Common Stock as of March 12, 2001 was 6,107.

     Dividends
     ---------

     The SCPIE Holdings' Board of Directors (the "Board") paid cash dividends on its common stock of $0.32 per share in 1999 and $0.40 in 2000. On February 28, 2001, the Board declared a $0.10 quarterly dividend payable on March 31, 2001, to stockholders of record on March 12, 2001. The Company expects to continue the payment of quarterly dividends to its stockholders. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

     As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any twelve-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or net income for the calendar year preceding the date the dividend is paid. Under these restrictions, the principal insurance subsidiary of the Company is entitled to pay dividends to SCPIE Holdings during 2001 up to approximately $24.1 million. See Note 6 of the Notes to Consolidated Financial Statements and "Business -- Regulation -- Regulation of Dividends from Insurance Subsidiaries."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA    (In thousands, except per share
--------------------------------------------
data)


AS OF OR FOR THE YEAR ENDED DECEMBER 31,                               2000        1999        1998        1997        1996
----------------------------------------                             --------    --------    --------    --------    --------
INCOME STATEMENT DATA(1):
Net premiums written (4)                                              $208,203    $153,896    $156,323    $130,642    $126,318
                                                                      ========    ========    ========    ========    ========
Premiums earned                                                       $176,502    $153,192    $157,976    $133,866    $120,484
Net investment income                                                   34,152      37,697      40,367      42,716      40,769
Realized investment gains
  and other revenue                                                        822         398      11,618       7,153      12,113
                                                                      --------    --------    --------    --------    --------
    Total revenues                                                     211,476     191,287     209,961     183,735     173,366
                                                                      --------    --------    --------    --------    --------
Losses and loss adjustment
  Expenses                                                             152,602     122,780     132,208     123,377     108,797
Other operating expenses                                                36,483      29,310      28,211      17,987      14,276
                                                                      --------    --------    --------    --------    --------
    Total expenses                                                     189,085     152,090     160,419     141,364     123,073
                                                                      --------    --------    --------    --------    --------
Income before policyholder dividends and federal income taxes           22,391      39,197      49,542      42,371      50,293
Policyholder dividends(2)                                                   --          --          --          --       8,436
Federal income taxes                                                     5,120       9,295      12,566      10,195      11,665
                                                                      --------    --------    --------    --------    --------
  Net income                                                          $ 17,271    $ 29,902    $ 36,976    $ 32,176    $ 30,192
                                                                      ========    ========    ========    ========    ========

BALANCE SHEET DATA(1):
Total investments                                                     $675,120    $655,391    $793,616    $785,664    $717,910
Total assets                                                           854,645     834,036     921,469     888,449     805,155
Total liabilities                                                      538,104     518,492     534,951     527,334     516,588
Total stockholders' equity                                             316,541     294,700     386,518     361,115     288,567

ADDITIONAL DATA(1):
Basic earnings per share of common stock(3)                           $   1.84    $   2.63    $   3.06    $   2.66    $   3.02
Diluted earnings per share of common stock(3)                             1.84        2.62        3.06          --          --
Dividends per share of common stock                                       0.40        0.32        0.24        0.20          --
Book value per share                                                     33.92       30.98       32.54       29.41       28.86
GAAP ratios:
  Loss ratio                                                              86.5%       80.2%       83.7%       92.2%       90.3%
  Expense ratio                                                           20.6        19.1        17.9        13.4        11.8
  Combined ratio                                                         107.1        99.3       101.6       105.6       102.1
Statutory capital and surplus                                         $249,261    $265,459    $343,330    $321,289    $251,958

(1) Financial data as of and for the year ended December 31, 1996 are derived from the consolidated financial statements of Southern California Physicians Insurance Exchange (the Exchange) and its subsidiaries. Financial data as of and for the years ended December 31, 1997 through and 2000 are derived from the financial statements of SCPIE Holdings Inc. (SCPIE Holdings) and its subsidiaries.

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

(3) Basic earnings per share of common stock at December 31, 2000, 1999 and 1998 are computed using the weighted average number of common shares outstanding during the year of 9,375,735, 11,383,592 and 12,074,272, respectively. All other periods give effect to the merger of the Exchange into a subsidiary of SCPIE Holdings completed on January 29, 1997, including the allocation of approximately 10,000,000 shares of common stock to members of the Exchange in connection therewith. Diluted earnings per share of common stock at December 31, 2000, 1999 and 1998 are computed using the weighted average number of common shares outstanding during the year of 9,382,494, 11,403,081 and 12,089,013, respectively. For further discussion of basic earnings per share and diluted earnings per share, see the notes to consolidated financial statements beginning on page 49.

(4) Net premiums written for 2000 reflects the Company's change in accounting method to recognize written premiums on the effective date of the policy rather than on the date premiums were billed. This change had no impact on the income statement. If 1999 premiums had been recognized under this method, net premiums written would have approximated $174.5 million.

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

Cyclical Nature of Property and Casualty Insurance Industry
-----------------------------------------------------------

     Many factors influence the financial results of the property and casualty insurance industry, several of which are beyond the control of the Company. These factors include, among other things, changes in severity and frequency of claims; changes in applicable law and regulatory reform; changes in judicial attitudes toward liability claims; and changes in inflation, interest rates and general economic conditions.

     The availability of healthcare liability insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the healthcare liability industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. Reinsurance of property and casualty lines is subject to these same market influences.

     For a number of years, the insurance industry generally, and the healthcare liability insurance industry in particular has faced a soft insurance market. There are indications that the market is gradually hardening, particularly in assumed reinsurance. The Company still faces severe price competition in all of its direct markets, particularly in California for coverage of physicians and medical groups.

Recent Entry Into Assumed Reinsurance Market
--------------------------------------------

     The Company has rapidly expanded its assumed reinsurance operations since
the division was formed in late 1999.   Treaties include professional,
commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages on a worldwide basis. During 2000, assumed reinsurance premiums earned were approximately $27.1 million (not including fronting arrangements), and the Company expects this premium volume to approximately triple for 2001, based on treaties in existence. Loss experience for 2000 is based almost entirely on actuarial estimates, as actual losses are still in the early stages of development.
Actual experience could materially exceed or be less than these estimates. If the losses are excessive, there could be a significant adverse effect on the Company's results and financial condition at the increased premium volumes expected in 2001.

     The strategic objective of the reinsurance division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines of insurance to add diversity to the direct business of the company. The Company has relied heavily on prior relationships with lead reinsurers and reinsurance intermediaries to gain access to attractive opportunities. In most instances, the Company is a treaty participant at a level in which the reinsured also has a significant share of the losses. In other instances, the Company has also invested in the company managing the reinsurance arrangement. Two officers experienced in this area, who joined the Company in 1999 to start the division, have developed these relationships. If these officers left the employ of the Company for any reason, the Company would have difficulty maintaining the relationships or the business of the division. There is no assurance that the Company will be successful in attracting appropriate reinsurance opportunities or that this business will be profitable.

Changing Nature of the Direct Business
--------------------------------------

     The Company's historical business is underwriting professional liability insurance for physicians and medical groups in California. In recent years, the Company has followed a strategy for growth, which includes diversifying geographically into states other than California and expanding the insurance products offered by the Company.

     Brown & Brown Relationship.  The Company has accomplished geographic
     --------------------------
expansion principally through an arrangement with Brown & Brown, Inc. (Brown & Brown), one of the nation's top independent insurance agency organizations. American Healthcare Indemnity Company (AHI), a subsidiary of SCPIE Holdings, entered into an agreement with Brown & Brown to market professional liability insurance to physicians and small medical groups in selected states commencing January 1, 1998. The program now has been expanded to encompass eight states, the largest in terms of premium volume being Florida, Georgia and Connecticut. Continued expansion of this relationship with Brown & Brown is an important element of the Company's strategy for diversification into states outside California.

     Other Non-California Physician and Medical Group Business.  AHI has also
     ---------------------------------------------------------
expanded its operations outside California through sales of professional liability policies to physicians who do not meet the normal underwriting criteria of the Company. These policies are sold through various brokers typically at a higher premium. The broker relationships were developed from the medical malpractice insurance businesses AHI acquired from Fremont Indemnity Company (Fremont) and a small midwestern insurance company in 1998 and 1999, respectively.

     In 2000, the Company derived more than 30% of its physician and medical group premium volume from policies issued outside the state of California. This expansion is in its early stages. There is no assurance, however, that the Company will successfully retain or continue to expand this business or that it will ultimately be profitable.

     Hospital Policies.  The Company initially expanded its insurance products
     -----------------
in 1994 by offering professional liability insurance to hospitals in California. The Company greatly extended its presence in the hospital market in late 1996 through a marketing agreement with a leading healthcare insurance broker. Under this arrangement, the broker placed a coverage with the Company for approximately 75 hospitals, healthcare providers and other organizations in seven states. The Company subsequently attempted to expand its hospital writings through other brokers. The Company encountered severe competitive conditions in all parts of the hospital market. During 2000, the Company incurred unacceptable losses under its hospital policies generally. The Company has adopted stringent underwriting procedures and guidelines for continuing its
hospital policies, and at present insures only 15 hospitals.   The Company
expects little or no improvement in the market, as long as the current conditions exist.

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

     Dentists and Oral Surgeons.  The Company has written professional liability
     --------------------------
insurance for oral surgeons in California for a number of years. Beginning in 2000, the Company expanded its relationship with Brown & Brown to include professional liability coverage for dentists in California and Texas and for oral surgeons nationally. These programs had been underwritten by another insurance company and marketed by Brown & Brown previously. The Company issues its own dentist policies and reinsures the oral surgeon policies issued and renewed by the other insurance company.

Loss and LAE Reserves Redundancies
----------------------------------

     Medical malpractice and other property and casualty loss and loss adjustment expense (LAE) reserves are established based on known facts and interpretation of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The Company follows a practice of conservatively estimating its future liabilities relating to losses already incurred and for years prior to 2000 attempted to establish its loss and LAE reserves for the current year at the upper end of a reasonable range of reserve estimates. During 2000, the Company continued to establish reserve estimates for the current year at estimates it considered conservative, but at lower levels than in prior years principally due to the change in the mix of business.

     The Company has consistently experienced favorable development (i.e., redundancies) in reserves established for prior years. Redundant reserves, which have been recognized or released in every year since 1985, have contributed significantly to reported earnings in recent years. The Company reduced reserves for prior years by $61.2 million, $93.8 million and $53.2 million in the years ended December 31, 1999, 1998 and 1997, respectively. (The 1998 redundancies were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business assumed from an unaffiliated company in January 1998.) During 2000, the Company experienced adverse loss development in its prior years' reserves for hospitals and significant ongoing losses in this program. The Company also experienced less favorable loss development in its other insurance lines than in prior years. The Company recognized favorable development in prior years' reserves of $42.1 million in 2000, of which only $8.1 million was recognized in the fourth quarter ended December 31, 2000.

     The Company has continued to experience-less favorable loss development attributable to prior years' loss and LAE reserves. The Company has established these reserves at levels it considers adequate, but it does not expect any material redundancies to develop during 2001. The Company will continue to establish its loss and LAE reserves at what it believes are conservative levels for the 2001 accident year, but at expected lower levels than during 2000 due to rate actions, stricter underwriting and the change in the mix of business. If the Company does not experience any material favorable reduction during 2001 in prior years' loss reserves, the Company's net income will be adversely affected.

Operating Expenses
------------------

     With its continued expansion into other states and markets, the Company has experienced an increase in its operating expense levels to achieve and service this expansion. Commissions for policies that are sold through agents and brokers typically range from 7.0% to 20.0% of premiums, whereas the Company does not incur commissions on products sold directly. Hospital and other healthcare provider policies are typically sold through brokers, as are physician and medical group policies sold through Brown & Brown and in the program acquired from Fremont. To the extent that these policies represent an increased percentage of the Company's business in the future, expense ratios will increase.

Investments
-----------

     The value of the fixed-maturity portfolio is subject to interest rate risk. Interest rates have risen substantially since December 31, 1998, resulting in a decline in the value of five-year treasury bonds and adversely affecting the carrying value of the Company's fixed-maturity portfolio. At December 31, 2000, the Company's fixed maturities were valued at $0.9 million below amortized cost. If these securities were sold at their current carrying values, the Company would record a realized loss on the sale.

Results of Operations
---------------------

 Year Ended December 31, 2000, Compared to Year Ended December 31, 1999
 ----------------------------------------------------------------------

     As of December 31, 2000 the Company adopted FASB No. 131, Disclosures About Segments of an Enterprise and Related Information, and classified its operations into the direct healthcare liability insurance segment and the assumed reinsurance segment. See Note 13 of Notes to Consolidated Financial Statements.

     General Results
     ---------------

     Total revenues were $211.5 million in 2000, an increase of 10.5% over total revenues of $191.3 million in 1999. Premiums earned increased $23.3 million, or 15.2%, in 2000. The increase was principally attributable to assumed reinsurance premiums of $27.1 million earned in 2000 compared to $6.8 million earned in 1999.

     Net investment income decreased approximately $3.5 million, or 9.4%, to $34.1 million in 2000 from $37.7 million in 1999. This change reflects a decrease in average invested assets from $724.5 million in 1999 to $665.3 million in 2000, due principally to the sale of securities to fund the Company's repurchase of approximately 2.0 million shares of its Common Stock from its public stockholders in November 1999. The average annual return before taxes on the Company's portfolio of fixed-maturity securities was 5.4% in both 1999 and 2000.

     The Company had small realized investment losses in both years. Equity earnings from affiliates in 2000 of $0.9 million was attributable to a minority equity interest in a small personal lines insurance company.

     Total expenses were $189.1 million in 2000, an increase of 24.3 % over total expenses of $152.1 million in 1999. The increase in total expenses was attributable to a decrease in the recognition of prior-year loss reserve development and an increase in loss costs generally in the direct healthcare liability insurance segment and higher operating expenses. The increased operating expenses reflect a greater proportion of commissioned premiums and higher employee related expenses in 2000.

     Federal income tax expense as a percentage of income before federal income taxes varies primarily due to the proportion of tax-exempt investment income arising in the respective periods. The effective tax rate was 22.9% in 2000 compared to 23.7% in 1999, reflecting a small increase in the proportion of tax exempt investment income in 2000.

     Net income for 2000 was $ 17.3 million, or $1.84 diluted earnings per share, a decrease of 42.2% from net income of $ 29.9 million, or $2.62 diluted earnings per share, in 1999. Operating earnings, which do not include realized gains or losses, were $1.87 per share in 2000 compared to $2.64 per share in 1999.

     Direct Healthcare Liability Insurance Segment
     ---------------------------------------------

     Premiums Earned.  Premiums earned in the direct healthcare liability
     ---------------
insurance segment increased approximately $3.0 million, or 2.0%, to $149.4 million in 2000 from $146.4 million in 1999. Medical malpractice premiums from physicians and medical groups decreased to approximately $131.2 million in 2000 from $132.8 million in 1999. This decrease in premiums was principally due to the loss of physician and medical group insureds in the highly-price competitive California market. Physicians and small medical groups written through Brown & Brown outside California increased approximately $3.7 million to $22.1 million from $18.4 million in 1999, and the Company earned an additional $5.1 million in dentist and oral surgeon premiums in 2000 written through Brown & Brown. The Company has instituted an average 2001 premium rate increases for physicians in California of approximately 10.6% and is instituting similar increases in a number of other states. The effect of these rate increases is uncertain.

     Hospital medical malpractice premiums remained largely unchanged with approximately $10.0 million in 2000 compared to $9.2 million in 1999. The Company has selectively underwritten its hospital business for 2001 and substantially reduced the number of hospitals insured, but at significantly
increased premium rates.   The Company expects a significant decline in earned
premiums from hospitals in 2001 and continued erosion in the number of hospitals insured.

     Premiums earned from other healthcare facilities and providers increased to
approximately $6.0 million in 2000 from $2.8 million in 1999.   Premiums earned
from managed care errors and omissions, directors and officers liability and other miscellaneous coverages totaled slightly more than $2.0 million in 2000, an increase of approximately $1.0 million over 1999.

     Losses and LAE.  Losses and LAE in the direct healthcare liability
     ---------------
insurance segment increased to $129.3 million, or 86.5% of premiums earned in 2000, from $116.6 million, or 79.6% of premiums earned in 1999. The increase was due to a reduction in 2000 in the favorable loss reserve development experienced by the Company with respect to prior policy years, partially offset by a reduction in the estimated losses incurred in the 2000 policy year as a percentage of premiums earned. The Company experienced a net favorable development in loss and LAE reserves established for prior policy years in 2000 of $42.6 million compared to a favorable development of $61.8 million in 1999.

     The Company has experienced favorable development in loss reserves for many years, which has accounted for substantial portions of the Company's net income. During 2000, the Company encountered increases in loss severity relating to its prior policy years, particularly in its hospital policies, which resulted in the reduction in favorable loss and LAE reserve development. The Company does not expect any material favorable development during 2001 in loss reserves established for prior years. However, the Company is anticipating an improved 2001 policy year loss experience based on rate increases instituted by the Company for 2001.

     Other Operating Expenses.  Other operating expenses for the direct segment
     -------------------------
in 2000 were approximately $32.3 million, compared to total operating expenses for the entire business operation in 1999 of $29.3 million, when the Company did not allocate expenses to the different parts of its operations. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which increased to 21.6% in 2000 for the direct medical malpractice insurance segment from 19.1% for the entire operation in 1999. This increase reflects higher commission expenses associated with the greater proportion of broker-produced premiums in 2000 compared to 1999 and an increase in employee-related expenses.

     Assumed Reinsurance Segment
     ---------------------------

     Premiums Earned.  Premiums earned in the assumed reinsurance segment
     ----------------
increased to $27.1 million in 2000, the segment's first full year of operation, from $6.8 million in 1999. The Assumed Reinsurance Division was formed in August of 1999, although the Company had written small amounts of assumed reinsurance for a number of years. Premiums earned during 2000 included approximately $8.8 million under casualty programs, $6.3 million under property programs, $9.4 million under accident and health programs and $2.6 million under its marine program. The Company also earned $6.2 million in other assumed premiums in 2000 under fronting arrangements related to its dentist and oral surgeon programs marketed by Brown & Brown. In 1999, Company had assumed premiums earned of $11.1 million relating to fronting insurance arrangements that are no longer in effect.

     The Company has significantly increased its writings of assumed reinsurance. As of December 31, 2000, the Company had treaties in effect that are estimated to produce more than $75.0 million in premiums earned in 2001.

     Losses and LAE.  Assumed reinsurance losses and LAE (other than under
     --------------
fronting arrangements) were $23.3 million in 2000, or 86.0% of assumed premiums earned, compared to $6.2 million, or 91.2% of premiums earned, in 1999.

     Other Operating Expenses   Other operating expenses for the assumed
     ------------------------
reinsurance segment were $4.2 million in 2000, or an expense ratio of 15.3%. No allocation of operating expenses was made for 1999. Operating expenses consist primarily of commissions and employee-related expenses.

 Year Ended December 31, 1999, Compared to Year Ended December 31, 1998
 ----------------------------------------------------------------------

     The Company did not classify its operations in separate segments in 1999 and prior years.

     Premiums Earned.  Premiums earned decreased approximately $4.8 million, or
     ----------------
3%, to $153.2 million in 1999 from $158.0 million in 1998. Medical malpractice premiums from physicians and medical groups decreased to approximately $133.0 million in 1999 from $143.2 million in 1998. Of this decrease, approximately $4.5 million was attributable to additional ceded premiums under the Company's reinsurance treaties to reflect premium adjustments and additional premiums resulting from some significant excess losses borne by the reinsurers in 1999. The decrease in premiums was also attributable to the loss of physician insureds during the second and third quarters of 1999 in medical specialties that experienced 1999 rate increases. Hospital medical malpractice premiums were approximately $9.2 million in 1999 compared to $8.8 million in 1998. Assumed reinsurance premiums, other than those received in fronting arrangements, were approximately $6.8 million in 1999 compared to $5.5 million in 1998. Other healthcare provider-related liability premiums totaled $4.0 million in 1999 compared to $0.9 million in 1998.

     Net Investment Income.  Net investment income decreased approximately $2.7
     ----------------------
million, or 6.7%, to $37.7 million in 1999 from $40.4 million in 1998. Invested assets decreased $138.2 million to $655.4 million at December 31, 1999, from $793.6 million at December 31, 1998, due principally to the sale of securities to fund the Company's repurchase of approximately 2.0 million shares of its common stock from its public stockholders in November 1999. The investment portfolio also contained a larger percentage of higher-yielding bonds during 1999 than in 1998.

     Realized Investment Gains (Losses).  Realized investment losses were
     -----------------------------------
approximately $0.3 million in 1999 compared to realized gains of $11.1 million in 1998. Through the nine months ended September 30, 1999, the Company had net realized gains of $5.3 million. The Company recorded a realized loss in the 1999 fourth quarter related to the sale of securities to fund the repurchase of its common stock and to reposition the Company's investment portfolio.

     Losses and LAE.  Losses and LAE decreased to $122.8 million in 1999 from
     ---------------
$132.2 million in 1998. As a percentage of premiums earned, losses and LAE decreased to 80.2% in 1999 from 83.7% for the same period in 1998. For 1999, the Company reduced loss and LAE reserves incurred in prior policy years approximately $61.2 million as compared to a reserve reduction of $93.8 million in 1998 for claims incurred in prior policy years.

     Other Operating Expenses.  Other operating expenses increased $1.1 million,
     -------------------------
or 3.9%, to $29.3 million in 1999 from $28.2 million in 1998. The expense ratio increased to 19.1% in 1999 from 17.9% in 1998. This increase reflected a decrease in premiums earned and higher commission expenses associated with the greater proportion of broker-produced premiums in 1999 compared to 1998.

     Federal Income Taxes.  Federal income taxes decreased $3.3 million, or
     ---------------------
26.2%, to $9.3 million in 1999 from $12.6 million in 1998 due primarily to lower realized gains in 1999. The effective tax rate decreased to 23.7% in 1999 from 25.4% in 1998.

Liquidity and Capital Resources
-------------------------------

     The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

     Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During 2000, the Company had positive cash flow from operations of $4.8 million compared to a negative cash flow of $8.8 million in 1999. The positive cash flow in 2000 was principally attributable to increased assumed reinsurance premiums received by the Company and a decrease in loss and LAE payments. The negative cash flow during 1999 was due to unusually high payments of losses.

     The Company invests its cash flow from operations in both fixed-maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities had a fair value of $24.4 million at December 31, 2000. The Company plans to continue this focus on fixed-maturity securities for the indefinite future.

     The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has options to renew the lease for an additional 10 years. The Company has leased to unaffiliated third parties its two former headquarters buildings.

     The Company maintains a portion of its investment portfolio in high-quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $84.5 million, or 12.5% of invested assets, at December 31, 2000. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

      SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2001 without prior regulatory approval is approximately $24.1 million. Of this amount, approximately $2.9 million may be paid after November 26, 2001, and the remainder on or after December 29, 2001. The Company believes that SCPIE Holdings has sufficient liquid assets and other resources of cash that no dividends will be required until after November 26, 2001.

     Common stock dividends paid to stockholders were $0.40 per share in 2000. These dividends were funded through dividends from the Company's insurance subsidiaries. The Company expects to pay dividends in the future. However, payment of dividends is subject to Board approval, earnings and the financial condition of the Company.

     The Company has entered into a Credit Agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. Under the Credit Agreement, the Company may borrow up to $40.0 million from time to time, subject to certain conditions. The proceeds from the Credit Agreement may be used by the company for general corporate purposes and certain other permitted uses. As of December 31, 2000, borrowings under the Credit Agreement totaled $27.0 million. All amounts outstanding under the Credit Agreement on May 27, 2002 will automatically become payable in twelve equal quarterly installments beginning August 30, 2002.

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

     During May 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock on the open market. This authorization extended the company's 1999 program that expired in May 2000. Under this extended 1999 program, 360,820 shares have been repurchased.

Market Risk Disclosures For Financial Instruments
-------------------------------------------------

     The investment portfolio of the Company is subject to various market risk exposures, including interest rate risk and equity price risk.

     The Company invests its assets primarily in fixed-maturity securities, which at December 31, 2000, comprised 84% of total investments at market value. U.S. government and tax-exempt bonds represent 65% of the fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 4% of total investments at market value. The remaining 12% of the investment portfolio consists of highly liquid short-term money market funds.

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

     The first two columns of the following table show the financial statement carrying values and related estimated fair values of the fixed-maturity securities and equity investments held by the Company at December 31, 2000 and 1999, respectively. The third column shows the effect on current estimated fair values assuming a 100-basis-point increase in market interest rates and a 10% decline in equity prices (sensitivity analysis). This sensitivity analysis is required by the Securities and Exchange Commission rules issued in 1997.

                                                                                               Estimated Fair Value
                                                                         Estimated Fair Value      At Adjusted
                                                                          at Current Market    Market Rates/Prices
                       (In Thousands)                    Carrying Value      Rates/Prices       as Indicated Below
      -------------------------------------------------------------------------------------------------------------
      December 31, 2000
      -----------------
      Interest rate risk*
        Fixed-maturity securities
            available for sale                                 $566,266              $566,266              $539,586

      Equity price risk**
        Common stocks                                          $ 24,403              $ 24,403              $ 21,963

      December 31, 1999
      -----------------
      Interest rate risk*
        Fixed-maturity securities
            available for sale                                 $549,024              $549,024              $520,859

      Equity price risk**
        Common stocks                                          $ 33,464              $ 33,464              $ 30,118

     * Adjusted interest rates assume a 100-basis-point increase in market rates **Adjusted equity prices assume a 10% decline in market values

     For all its financial assets and liabilities, the Company seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification.

     The estimated fair values at current market rates for financial instruments subject to interest rate risk in the table above are the same as those disclosed in Note 2 (Investments) to the consolidated financial statements. The estimated fair values at the adjusted market rates (assuming a 100-basis-point increase in market interest rates) are calculated using discounted cash flow analysis and duration modeling where appropriate. The estimated values do not consider the effect that changing interest rates could have on prepayment activity (e.g., mortgages underlying mortgage-backed securities).

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

Effect of Inflation
-------------------

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

ITEM 8. FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Company's Consolidated Financial Statements and related notes, including supplementary data, are set forth in the "Index" on page 43 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---- ------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 10, 2001 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Form 10-K report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Stock Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

  (a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULE. Reference is made to the "Index--Financial Statements and Financial Statement Schedule--Annual Report on Form 10-K" filed on page 43 of this Form 10-K report.

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

       3.2       Amended and Restated Bylaws.  (filed with the Company's Quarterly Report on Form 10-Q on August 16, 1999 and
                 incorporated herein by reference).

      10.1       Amended and Restated Employment Agreement dated January 2, 2001, between SCPIE Management Company and Donald J.
                 Zuk.

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

     10.15       Second Excess of Loss Treaty No. 01-96-0021 with various subscribing reinsurers.  (filed with the Company's


    NUMBER                                                           DOCUMENT
    ------                                                           --------
                 Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

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

     10.55       First Casualty Excess of Loss Reinsurance Agreement No. S06000-251 99-01-01 SR with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.56       Second Casualty Excess of Loss Reinsurance Agreement No. S06000-252 99-01-01 SR with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.57       Casualty Clash Excess of Loss Reinsurance Agreement No. S06000-253 99-01-01 SR with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.58       Casualty Quota Share Reinsurance Agreement No. SCPIE Cas QS 99-01-01 RE Rel with various subscribing reinsurers.
                 (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.59       First Excess of Loss Reinsurance Treaty No. 8493-00-0007-98-01 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.60       Second Excess of Loss Reinsurance Treaty No. 8493-00-0007-98-02 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.61       First Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-01 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.62       Second Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-02 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.63       Third Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-03 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.64       Fourth Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-04 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.65       Quota Share Reinsurance Treaty No. 8493-00-0005-99-00 with various subscribing reinsurers. (filed with the
                 Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.66       Cover Note for First Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-01 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.67       Cover Note for Second Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-02 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by

    NUMBER                                                           DOCUMENT
    ------                                                           --------
                 reference).
     10.68       Cover Note for Third Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-03 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.69       Cover Note for Fourth Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-04 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.70       Cover Note for Fifth Excess of Loss Reinsurance Treaty No. 8493-00-0001-00-05 with various subscribing reinsurers. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

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

     10.72       First Amendment to Credit Agreement and Waiver Thereunder by and among SCPIE Holdings Inc., the Financial
                 Institutions Named Therein, Union Bank of California, N.A., as Administrative Agent and Arranger, and First
                 Union National Bank, as Documentation Agent, dated as of October 1, 1999. (filed with the Company's Annual
                 Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.73       The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

     10.74       Program Administrator Agreement by and between the Professional Programs Division of  Poe & Brown, Inc. and
                 American Healthcare Indemnity Company, dated as of January 1, 1998. (filed with the Company's Annual Report on
                 Form 10-K on March 31, 2000 and incorporated herein by reference).

     10.75       Letter of Credit Agreement dated January 27, 1999 between Union Bank of California, N.A. and SCPIE Indemnity
                 Company in the amount of $5,730,000. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and
                 incorporated herein by reference).

     10.76       Letter of Credit Agreement dated January 27, 1999 between Union Bank of California, N.A. and SCPIE Indemnity
                 Company in the amount of $4,176,915. (filed with the Company's Annual Report on Form 10-K on March 31, 2000 and
                 incorporated herein by reference).

     10.77       Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000.

     10.78       Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000.

     10.79       Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000.

     10.80       Cover Note for Per Policy Excess of Loss Reinsurance Treaty No. 8493-3 with Hannover
                 Rueckversicherungs-Aktiengessellschaft.

     10.81       Placement Slip for First - Fifth Excess of Loss Reinsurance Treaty No. 8493-00-0009-01/2/3/4/5 with various subscribing reinsurers.

      11.1       Statement re: computation of per share earnings (filed with the Company's Registration Statement on Form S-1
                 (No. 33-4450) and incorporated herein by reference).

      21.1       Subsidiaries of the registrant (filed with the Company's Registration Statement on Form S-1 (No. 33-4450) and
                 incorporated hereby by reference).

      23.0       Consent of independent auditors

____________


    (b)  Reports on Form 8-K:

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SCPIE HOLDINGS INC.

                                         By /s/ DONALD J. ZUK
                                            ----------------------------------
                                                Donald J. Zuk
March 30, 2001                                  President and Chief Executive
Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                              DATE
                    -----------                                  -----                              ----
/s/   DONALD J. ZUK                          President, Chief Executive Officer and Director    March 30, 2001
-------------------------------------
Donald J. Zuk                                         (Principal Executive Officer)


/s/   PATRICK T. LO                         Senior Vice President, Chief Financial Officer and  March 30, 2001
-------------------------------------
Patrick T. Lo                                            Chief Accounting Officer
                                                     (Principal Financial Officer and
                                                      Principal Accounting Officer)


 /s/   MITCHELL S. KARLAN, M.D.                     Chairman of the Board and Director          March 30, 2001
-------------------------------------
Mitchell S. Karlan, M.D.


 /s/   JACK E. MCCLEARY, M.D.                             Director and Treasurer                March 30, 2001
-------------------------------------
Jack E. McCleary, M.D.


 /s/   J. HYATT BROWN                                            Director                       March 30, 2001
-------------------------------------
J. Hyatt Brown


 /s/   WILLIS T. KING, JR.                                       Director                       March 30, 2001
-------------------------------------
Willis T. King, Jr.


 /s/   CHARLES B. MCELWEE, M.D.                                  Director                       March 30, 2001
-------------------------------------
Charles B. McElwee, M.D.


 /s/   WENDELL L. MOSELEY, M.D.                                  Director                       March 30, 2001
-------------------------------------
Wendell L. Moseley, M.D.


 /s/   DONALD P. NEWELL                                          Director                       March 30, 2001
-------------------------------------
Donald P. Newell


 /s/   HARRIET M. OPFELL, M.D.                                   Director                       March 30, 2001
-------------------------------------
Harriet M. Opfell, M.D.


 /s/   WILLIAM A. RENERT, M.D.                                   Director                       March 30, 2001
-------------------------------------
William A. Renert, M.D.


 /s/   HENRY L. STOUTZ, M.D.                                     Director                       March 30, 2001
-------------------------------------
Henry L. Stoutz, M.D.


 /s/   REINHOLD A. ULLRICH, M.D.                                 Director                       March 30, 2001
-------------------------------------
Reinhold A. Ullrich, M.D.

                              SCPIE HOLDINGS INC.
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                           ANNUAL REPORT ON FORM 10-K

                                _______________

                                     INDEX

                                                                         PAGES
                                                                      -----------
Report of Independent Auditors......................................           44
Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and 1999......           45
  Consolidated Statements of Income for the years ended
    December 31, 2000, 1999 and 1998................................           46
  Consolidated Statements of Changes in Stockholders' Equity for
   the years ended December 31, 2000, 1999 and 1998.................           47

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998................................           48
  Notes to Consolidated Financial Statements........................           49
  Schedule II - Condensed Financial Information of Registrant.......           62
  Schedule III - Supplementary Insurance Information................           66

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors



Board of Directors and Stockholders
SCPIE Holdings Inc.


We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP
Los Angeles, California
February 16, 2001

                      SCPIE Holdings Inc. and Subsidiaries

                          Consolidated Balance Sheets
                       (In thousands, except share data)

DECEMBER 31,                                                                  2000                1999
-------------                                                                --------            --------

ASSETS

Securities available for sale (Note 2):
  Fixed-maturity investments, at fair value
    (amortized cost: 2000 - $567,166; 1999 - $571,792)                       $566,266            $549,024
  Equity investments, at fair value
    (cost: 2000 - $25,874; 1999 - $33,428)                                     24,403              33,464
                                                                             --------            --------
Total securities available for sale                                           590,669             582,488
Short-term investments                                                         84,451              72,903
                                                                             --------            --------
Total investments                                                             675,120             655,391
Cash                                                                           10,418               6,858
Accrued investment income                                                       9,307               9,080
Premiums receivable                                                            46,371              40,498
Reinsurance recoverable on unpaid loss and loss adjustment
 expense reserves (Note 4)                                                     40,152              45,007

Deferred federal income taxes (Note 5)                                         16,869              25,434
Costs in excess of net assets acquired                                          6,153               6,983
Property and equipment, net                                                     7,930               8,091
Real estate                                                                    16,126              16,485
Other assets                                                                   26,199              20,209
                                                                             --------            --------
Total assets                                                                 $854,645            $834,036
                                                                             ========            ========

LIABILITIES

Reserves:
  Losses and loss adjustment expenses (Note 3)                               $433,541            $449,864
  Unearned premiums                                                            56,996              46,140
                                                                             --------            --------
Total reserves                                                                490,537             496,004
Bank loan payable (Note 8)                                                     27,000              13,000
Other liabilities                                                              20,567              30,332
                                                                             --------            --------
Total liabilities                                                             538,104             539,336

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock - par value $1.00, 5,000,000 shares
  authorized, no shares issued or outstanding                                      --                  --
Common stock - par value $0.0001, 30,000,000 shares
  authorized, 12,792,091 shares issued,
  2000 - 9,331,017 shares outstanding
  1999 - 9,513,189 shares outstanding                                               1                   1
Additional paid-in capital                                                     36,386              36,386
Accumulated other comprehensive loss                                           (1,528)            (14,764)
Retained earnings                                                             384,437             370,923
                                                                             --------            --------
                                                                              419,296             392,546
Treasury stock, at cost
  (2000 - 2,961,074 shares and 1999 - 2,778,902 shares)                       (98,705)            (93,796)
Stock subscription notes receivable                                            (4,050)             (4,050)
                                                                             --------            --------
Total stockholders' equity                                                    316,541             294,700
                                                                             --------            --------

Total liabilities and stockholders' equity                                   $854,645            $834,036
                                                                             ========            ========


                            See accompanying notes.

                      SCPIE Holdings Inc. and Subsidiaries

                       Consolidated Statements of Income
                     (In thousands, except per-share data)

FOR THE YEAR ENDED DECEMBER 31,                                           2000               1999               1998
--------------------------------                                        --------           --------           --------

REVENUES

Premiums earned (Note 4)                                                $176,502           $153,192           $157,976
Net investment income (Note 2)                                            34,152             37,697             40,367
Realized investment gains (losses) (Note 2)                                 (400)              (295)            11,129
Equity in earnings from affiliate                                            880                 64                 --
Other revenue                                                                342                629                489
                                                                        --------           --------           --------
Total revenues                                                           211,476            191,287            209,961

EXPENSES

Losses and loss adjustment expenses (Note 3)                             152,602            122,780            132,208
Other operating expenses                                                  36,483             29,310             28,211
                                                                        --------           --------           --------
Total expenses                                                           189,085            152,090            160,419
                                                                        --------           --------           --------
Income before federal income taxes                                        22,391             39,197             49,542
Federal income taxes (Note 5)                                              5,120              9,295             12,566
                                                                        --------           --------           --------
Net income                                                              $ 17,271           $ 29,902           $ 36,976
                                                                        ========           ========           ========

Basic earnings per share of common stock (Note 11)                      $   1.84           $   2.63           $   3.06

Diluted earnings per share of common stock (Note 11)                    $   1.84           $   2.62           $   3.06

                            See accompanying notes.

                     SCPIE Holdings Inc. and Subsidiaries

          Consolidated Statements of Changes in Stockholders' Equity
                                (In thousands)

                                                             ACCUMULATED                                 STOCK
                                              ADDITIONAL        OTHER                                 SUBSCRIPTION       TOTAL
                                     COMMON    PAID-IN      COMPREHENSIVE      RETAINED    TREASURY      NOTES       STOCKHOLDERS'
                                     STOCK     CAPITAL      INCOME (LOSS)      EARNINGS     STOCK      RECEIVABLE        EQUITY
                                   -----------------------------------------------------------------------------------------------
Balance at January 1, 1998          $     1    $ 36,386       $   14,638       $ 310,506   $    (416)   $     --      $  361,115
  Net income                             --          --               --          36,976          --          --          36,976
  Comprehensive income for
    unrealized gains on
     securities,
    net of reclassification
    adjustments of $1,863 for
    gains included in net income         --          --            4,047              --          --          --           4,047
                                                                                                                      ----------
     Comprehensive income                                                                                                 41,023
                                                                                                                      ----------

  Issuance of common stock               --          --               --              --     (12,725)         --         (12,725)
  Purchase of treasury stock
  Cash dividends                         --          --               --          (2,895)         --          --          (2,895)
                                    -------    --------       ----------       ---------   ---------    --------      ----------

Balance at December 31, 1998              1      36,386           18,685         344,587     (13,141)         --         386,518
  Net income                             --          --               --          29,902          --          --          29,902
  Comprehensive income for
    unrealized gains on
     securities,
    net of reclassification
    adjustments of $1,985 for
    gains included in net income         --          --          (33,449)             --          --          --         (33,449)
                                                                                                                      ----------
     Comprehensive loss                                                                                                   (3,547)
                                                                                                                      ----------

  Purchase of treasury stock             --          --               --              --     (84,705)         --         (84,705)
  Treasury stock reissued                                                                      4,050      (4,050)             --
  Cash dividends                         --          --               --          (3,566)         --          --          (3,566)
                                    -------    --------       ----------       ---------   ---------    --------      ----------

Balance at December 31, 1999              1      36,386          (14,764)        370,923     (93,796)     (4,050)        294,700
  Net income                             --          --               --          17,271          --          --          17,271
  Comprehensive income for
   unrealized gains on
    securities,
   net of reclassification
   adjustments of $1,027 for
   losses included in net income
                                         --          --           13,236              --          --          --          13,236
                                                                                                                      ----------
       Comprehensive income                                                                                               30,507
                                                                                                                      ----------

Purchase of treasury stock               --          --               --              --      (5,095)         --          (5,095)
Treasury stock reissued                  --          --               --              --         186                         186
Cash dividends                           --          --               --          (3,757)         --          --          (3,757)
                                    -------    --------       ----------       ---------   ---------    --------      ----------
Balance at December 31, 2000        $     1    $ 36,386       $   (1,528)      $ 384,437   $ (98,705)   $ (4,050)     $  316,541
                                    =======    ========       ==========       =========   =========    ========      ==========

                            See accompanying notes.

                     SCPIE Holdings Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                (In thousands)

FOR THE YEAR ENDED DECEMBER 31,                               2000               1999               1998
-------------------------------                             ---------          ---------          ---------
OPERATING ACTIVITIES

Net income                                                  $  17,271          $  29,902          $  36,976

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provisions for amortization and depreciation                3,761              4,562              5,061
    Provision for deferred federal income taxes                 1,501              4,739              1,815
    Realized investment (gains) losses                            400                295            (11,129)
    Equity in earnings of affiliate                              (880)               (64)                --
Changes in operating assets and liabilities:
    Accrued investment income                                    (227)             2,360                762
    Unearned premiums                                          10,856                705              2,519
    Unpaid losses and loss adjustment expenses,
      and reinsurance recoverables                            (11,468)           (47,875)            19,292
    Other liabilities                                          (6,853)              (279)           (18,905)
    Premiums receivable and other assets                       (9,597)            (3,183)           (25,713)
                                                            ---------          ---------          ---------
Net cash provided by (used in) operating activities             4,764             (8,838)            10,678

INVESTING ACTIVITIES

Purchases - fixed maturities                                 (313,082)          (290,369)          (300,916)
Sales - fixed maturities                                      300,703            380,415            263,293
Maturities - fixed maturities                                  11,575             29,967             36,501
Purchases - equities                                               --            (26,597)           (19,219)
Sales - equities                                                8,266             24,776              6,979
Change in short-term investments, net                         (11,548)           (38,498)            18,876
Change in funds held by reinsured                              (2,266)            (1,032)            (1,519)
                                                            ---------          ---------          ---------
Net cash provided by (used in) investing activities            (6,352)            78,662              3,995

FINANCING ACTIVITIES

Proceeds from bank loan                                        18,000             13,000                 --
Repayment of bank loan                                         (4,000)                --                 --
Purchase of treasury stock, net                                (5,095)           (84,705)           (12,725)
Cash dividends                                                 (3,757)            (3,566)            (2,895)
                                                            ---------          ---------          ---------
Net cash provided by (used in) financing activities             5,148            (75,271)           (15,620)
                                                            ---------          ---------          ---------

Increase (decrease) in cash                                     3,560             (5,447)              (947)

Cash at beginning of year                                       6,858             12,305             13,252
                                                            ---------          ---------          ---------
Cash at end of year                                         $  10,418          $   6,858          $  12,305
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

     The Company principally writes professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Most of the Company's coverage is written on a "claims-made and reported" basis. This coverage is provided only for claims that are first reported to the Company during the insured's coverage period and that arise from occurrences during the insured's coverage period. The Company also makes "tail" coverage available for purchase by policyholders in order to cover claims that arise from occurrences during the insured's coverage period, but that are first reported to the Company after the insured's coverage period and during the term of the applicable tail coverage.

     In 1999, the Company formed an assumed reinsurance division and has rapidly expanded its operation. The strategic objective of the reinsurance division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines of insurance to add diversity to the direct business of the Company. Treaties include professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages on a worldwide basis. (See Note 13.)

     The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) which differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

INVESTMENTS

     The Company has designated its entire investment portfolio as available-for-sale. The Company has no securities classified as "trading" or "held to maturity." Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized investment gains and losses and declines in value judged to be other than temporary are included as a component of revenues based on specific identification of the investment sold. Interest and dividends on securities classified as available for sale are included in investment income.

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

     Investments in 20% to 50% owned affiliates are accounted for on the equity method, and investments in less than 20%-owned affiliates are accounted for on the cost method.

DEFERRED ACQUISITION COSTS

     Deferred acquisition costs, which are included in other assets, are capitalized and amortized as premiums are earned over the terms of the related policies.

          (IN THOUSANDS)                                2000            1999            1998
          --------------                              --------        --------         -------
          Balance at beginning of year                $ 10,067        $  8,051         $   520
          Costs deferred                                27,581          15,237          12,871
          Costs amortized                              (19,524)        (13,221)         (5,340)
                                                      --------        --------         -------
          Balance at end of year                      $ 18,124        $ 10,067         $ 8,051
                                                      ========        ========         =======

     As the Company has expanded its assumed reinsurance operations and operations in other states during 1999 and 2000 through brokerage relationships, the corresponding commissions and fronting fee arrangements have resulted in an overall increase in acquisition costs.

PREMIUMS

     Premiums are recognized as earned on a pro rata basis over the terms of the respective policies.

UNEARNED PREMIUMS

     Unearned premiums are calculated using the monthly pro rata basis over the terms of the respective policies.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Reserves for losses and loss adjustment expenses (LAE) represent the estimated liability for reported claims plus those incurred but not yet reported and the related estimated costs to adjust those claims. The reserve for losses and LAE is determined using case-basis evaluations and statistical analysis and represents estimates of the ultimate cost of all unpaid losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the reserve for unpaid losses and related LAE is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.

REINSURANCE

     Prospective reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years. Property and equipment consist of the following:



                                                           DECEMBER 31,
                                                      ----------------------
          (IN THOUSANDS)                                2000          1999
                                                      -------        -------
          Leasehold improvements                      $ 5,256        $ 5,168
          Furniture and equipment                      10,077          8,679
                                                      -------        -------
                                                       15,333         13,847
          Accumulated depreciation                     (7,403)        (5,756)
                                                      -------        -------
          Property and equipment, net                 $ 7,930        $ 8,091
                                                      =======        =======

REAL ESTATE

     Real estate, the Company's former home office headquarters, is recorded at cost and depreciated principally under the straight-line method over the useful life of the buildings. Accumulated depreciation at December 31, 2000 and 1999, was $3.4 million and $3.0 million respectively. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in March 1999. During 2000, both former headquarters buildings were leased entirely to third parties.

INCOME TAXES

     Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board Statement (FASB) No. 109, Accounting for Income Taxes.

BUSINESS SEGMENTS

     As a result of the expansion of the Company's Assumed Reinsurance operations, effective December 31, 2000, the Company adopted FASB No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the Company's results of operations or financial position. (See Note 13.)

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

     Ceded reinsurance is placed with a number of individual companies and syndicates at Lloyd's of London to avoid concentration of credit risk. For the year ended December 31, 2000, approximately 96% of total ceded reinsurance premiums paid were placed with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A- or better, including 30% with Lloyd's of London syndicates, 42% with Hannover Ruckversicherungs, 8% with Zurich Re, and 6% with CNA. The remaining 14% of reinsurance premiums paid was placed among seven other reinsurers.

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees and nonemployee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the dates of grant, no compensation expense is recognized.

EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share.

DERIVATIVE FINANCIAL INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and for hedging activities. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. The Company will adopt this statement effective January 1, 2001. Management anticipates that the adoption of this new statement will not have a material impact on the financial position or results of operations of the Company as derivative instruments are not used.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  INVESTMENTS

     The Company's investments in available-for-sale securities are summarized as follows:

                                                        COST OR                GROSS                  GROSS
                                                       AMORTIZED             UNREALIZED             UNREALIZED               FAIR
          (IN THOUSANDS)                                  COST                 GAINS                  LOSSES                VALUE
          --------------                           ------------------  ----------------------  --------------------  ---------------
          December 31, 2000
          Fixed-maturity securities:
           Bonds:
              U.S. Government and Agencies                   $185,476                  $2,953               $   639         $187,790
              State, municipalities and
                political subdivisions                        180,528                   2,126                   774          181,880
              Mortgage-backed securities,
                U.S. Government                                42,734                     229                   132           42,831
              Corporate                                       158,345                   1,449                 6,112          153,682
              Other                                                83                      --                    --               83
                                                             --------                  ------               -------         --------
          Total fixed-maturity securities                     567,166                   6,757                 7,657          566,266
          Common stocks                                        25,874                     491                 1,962           24,403
                                                             --------                  ------               -------         --------
          Total                                              $593,040                  $7,248               $ 9,619         $590,669
                                                             ========                  ======               =======         ========

          December 31, 1999
          Fixed-maturity securities:
           Bonds:
              U.S. Government and Agencies                   $141,274                  $  457               $ 7,641         $134,090
              State, municipalities and
                political subdivisions                        253,741                     596                 6,953          247,384
              Mortgage-backed securities,
                U.S. Government                                49,800                      75                 1,034           48,841
              Corporate                                       126,886                       2                 8,270          118,618
              Other                                                91                      --                    --               91
                                                             --------                  ------               -------         --------
          Total fixed-maturity securities                     571,792                   1,130                23,898          549,024
          Common stocks                                        33,428                      43                     7           33,464
                                                             --------                  ------               -------         --------
          Total                                              $605,220                  $1,173               $23,905         $582,488
                                                             ========                  ======               =======         ========

     The fair values for fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

     The amortized cost and fair value of the Company's investments in fixed-maturity securities at December 31, 2000, are summarized by stated maturities as follows:

                                       AMORTIZED         FAIR
          (IN THOUSANDS)                 COST           VALUE
          ---------------------    ---------------  ---------------
          Years to maturity:

               One or less                 $  7,380         $  7,388
               After one through             97,767           97,110
                five
               After five through           248,517          250,167
                ten
               After ten                    170,768          168,770
               Mortgage-backed               42,734           42,831
                securities                 --------         --------
          Totals                           $567,166         $566,266
                                           ========         ========

       The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

     Major categories of the Company's investment income are summarized as follows:

          (IN THOUSANDS)           YEAR ENDED DECEMBER 31,                          2000         1999          1998
          --------------------------------------------------                        -------      -------       -------
          Fixed-maturity investments                                                $32,355      $36,715       $39,670
          Equity investments                                                            534          590           812
          Other                                                                       3,684        2,758         2,396
                                                                                    -------      -------       -------
          Total investment income                                                    36,573       40,063        42,878
          Investment expenses                                                         2,421        2,366         2,511
                                                                                    -------      -------       -------
          Net investment income                                                     $34,152      $37,697       $40,367
                                                                                    =======      =======       =======

     Realized gains and losses from sales of investments are summarized as follows:

          (IN THOUSANDS)  YEAR ENDED DECEMBER 31,                                  2000           1999           1998
          ----------------------------------------                               -------        -------        -------
          Fixed-maturity investments:
               Gross realized gains                                              $ 3,147        $ 6,952        $ 9,060
               Gross realized losses                                              (3,376)        (7,340)          (131)
                                                                                 -------        -------        -------
          Net realized gains (losses) on fixed-maturity investments                 (229)          (388)         8,929

          Equity investments:
               Gross realized gains                                                   --          6,716          2,506
               Gross realized losses                                                (171)        (6,623)          (306)
                                                                                 -------        -------        -------
          Net realized gains (losses) on equity investments                         (171)            93          2,200
                                                                                 -------        -------        -------

          Total net realized gains (losses)                                      $  (400)       $  (295)       $11,129
                                                                                 =======        =======        =======

     The change in the Company's unrealized appreciation (depreciation) on fixed-maturity securities was $21.9 million, $(46.0) million and $7.2 million for the years ended December 31, 2000, 1999 and 1998, respectively; the corresponding amounts for equity securities were $1.5 million, $(5.5 million) and $(1.0 million).

    At December 31, 2000, the Company's investments in fixed-maturity securities with a fair value of $39.6 million were on deposit with state insurance departments to satisfy regulatory requirements.

    No investment in any person or its affiliates exceeded 10% of the Company's stockholders' equity at December 31, 2000.

NOTE 3.  LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 2000, 1999 and 1998.

          (IN THOUSANDS)                                                   2000             1999             1998
          ---------------                                                --------         --------         --------
          Reserve for losses and LAE, net of related
            reinsurance recoverable, at beginning of year                $404,857         $452,732         $433,440

          Reserves assumed under the retroactive reinsurance
            agreement  (Note 4)                                                --               --           36,972


          Provision for losses and LAE for claims occurring
            in the current year, net of reinsurance                       194,717          183,959          197,870
          Decrease in estimated losses and LAE for claims
            occurring in prior years, net of reinsurance                  (42,115)         (61,179)         (65,662)
                                                                         --------         --------         --------
          Incurred losses during the year, net of reinsurance             152,602          122,780          132,208

          Deduct losses and LAE payments for claims,
            net of reinsurance, occurring during:
            Current year                                                   15,181           13,742           14,408
            Prior years                                                   148,889          156,913          135,480
                                                                         --------         --------         --------
                                                                          164,070          170,655          149,888
          Reserve for losses and LAE, net of related
            reinsurance recoverable, at end of year                       393,389          404,857          452,732

          Reinsurance recoverable for losses and LAE,
            at end of year                                                 40,152           45,007           24,899
                                                                         --------         --------         --------
          Reserves for losses and LAE, gross of
            reinsurance recoverable, at end of year                      $433,541         $449,864         $477,631
                                                                         ========         ========         ========

     The Company's reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1999, 1998, and 1997 were decreased in the following year by $42.1 million, $61.2 million, and $93.8 million, respectively, for claims that had occurred on or prior to those balance sheet dates. Those redundancies resulted primarily from settlement of claims and reevaluation of incurred but not reported reserves established in prior years for amounts that were less than expected. The 1998 redundancies were offset, in part, by a $28.1 million increase in the loss and LAE reserves for the medical malpractice insurance business acquired from Fremont Indemnity Company (Fremont) in January 1998. (See Note 4.)

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

NOTE 4.  REINSURANCE

     Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. These reinsurance agreements provide the Company with increased capacity to write additional risks and maintain its exposure to loss within its capital resources. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Some of these agreements include terms whereby the Company earns a profit-sharing commission if the reinsurer's experience is favorable.

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

     The effect of reinsurance on premiums written and earned are as follows:

       (IN THOUSANDS)                             2000                  1999                  1998
                                          --------------------  --------------------  --------------------
       YEAR ENDED DECEMBER 31,             WRITTEN    EARNED     WRITTEN    EARNED     WRITTEN    EARNED
       -----------------------            ---------  ---------  ---------  ---------  ---------  ---------
       Direct                             $ 180,634  $ 155,838  $ 152,708  $ 149,191  $ 125,213  $ 124,077
       Assumed                               39,848     33,314     15,564     17,932     39,297     42,080
       Ceded                                 12,279     12,650     14,376     13,931      8,187      8,181
                                          ---------  ---------  ---------  ---------  ---------  ---------
       Net premiums                       $ 208,203  $ 176,502  $ 153,896  $ 153,192  $ 156,323  $ 157,976
                                          =========  =========  =========  =========  =========  =========

     Net premiums written for 2000 reflects the Company's change in accounting method to recognize written premiums on the effective date of the policy rather than on the date premiums were billed. This change had no impact on the income statement. If 1999 premiums had been recognized under this method, net premiums written would have approximated $174.5 million.

     Reinsurance ceded reduced losses and loss adjustment expenses paid by $6.0 million, $12.4 million and $2.6 million in 2000, 1999 and 1998, respectively. Reinsurance ceded reduced loss and loss adjustment expenses reserves by $40.2 million, $45.0 million and $24.9 million in 2000, 1999 and 1998, respectively.

     For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident and had various reinsurance up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of LAE. For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retains the first $2.0 million of losses and LAE per incident and reinsures the excess losses and LAE per incident up to $50.0 million.

     The Company acquired the medical malpractice insurance business of Fremont, effective January 1, 1998. The Company and Fremont concurrently entered into a 100% quota share prospective fronting arrangement, making the Company the reinsurer for the Fremont policies issued or renewed until the Company obtained the necessary regulatory approvals to underwrite the business directly. The Company entered into a similar arrangement with another insurer when it replaced the insurer under a multiple state agency program in 1998 and 2000. Premiums of $5.8 million, $6.3 million and $30.9 million are included in assumed premiums written for 2000, 1999 and 1998, respectively.

     The Company also assumes reinsurance covering medical professional liability risks, primarily in the United States, as well as participating in high-layer excess of loss property catastrophe reinsurance for U.S. and international risks. In 1999, the Company formed an assumed reinsurance division and has rapidly expanded its operation. The strategic objective of the reinsurance division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines of insurance to add diversity to the direct business of the Company. (See Note 13.)

     In November 1996, the Company entered into a six-year agreement with a third party whereby the Company provided a $5.5 million letter of credit in exchange for future gains or losses based on the underwriting index of a reinsurance portfolio. The portfolio is composed of worldwide geographically dispersed catastrophe excess of loss treaty reinsurance business. The Company will also receive semiannual payments based on its notional amount ($5.0 million) at a rate determined annually. On an annual basis, if the combined ratio of the portfolio is below a stipulated underwriting index amount, the Company will recognize a gain; if the combined ratio is between two stipulated underwriting index amounts, the Company will not recognize a gain or loss; and, if the combined ratio is greater than a stipulated underwriting index amount, the Company will recognize a loss limited to its notional value plus any interest earned during the agreement. At December 31, 2000, the amounts recorded in the financial statements related to this agreement were not material.

NOTE 5.  FEDERAL INCOME TAXES

     The components of the federal income tax provision in the accompanying consolidated statements of income are summarized as follows:

        (IN THOUSANDS)        YEAR ENDED DECEMBER 31,                 2000     1999      1998
        ------------------------------------------------             ------   ------   -------
        Current                                                      $3,619   $4,556   $10,751
        Deferred                                                      1,501    4,739     1,815
                                                                     ------   ------   -------
        Total                                                        $5,120   $9,295   $12,566
                                                                     ======   ======   =======

     A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

          (IN THOUSANDS)                 YEAR ENDED DECEMBER 31,                   2000       1999       1998
        ----------------------------------------------------------              -------    -------    -------
        Federal income tax at 35%                                               $ 7,837    $13,719    $17,339
        Increase (decrease) in taxes resulting from:
         Tax-exempt interest                                                     (3,194)    (4,657)    (4,964)
         Dividends received deduction                                               (56)       (84)      (158)
         Goodwill                                                                   210        210        210
         Other                                                                      323        107        139
                                                                                -------    -------    -------
        Total federal income tax expense                                        $ 5,120    $ 9,295    $12,566
                                                                                =======    =======    =======

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                             (IN THOUSANDS)            DECEMBER 31,                     2000          1999
                        ----------------------------------------------               -------       -------
                        Deferred tax assets:
                          Discounting of loss reserves                               $19,019       $20,039
                          Unearned premium                                             2,531         1,771
                          Unrealized investment losses                                   847         7,948
                          Other                                                        2,523         2,484
                                                                                     -------       -------
                        Total deferred tax assets                                     24,920        32,242

                        Deferred tax liabilities:
                          Deferred acquisition costs                                   6,343         3,523
                          Other                                                        1,708         3,285
                                                                                     -------       -------
                        Total deferred tax liabilities                                 8,051         6,808
                                                                                     -------       -------
                        Net deferred tax assets                                      $16,869       $25,434
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

     Federal income taxes paid during 2000, 1999 and 1998 were $1.3 million, $8.1 million and $8.7 million, respectively.

NOTE 6.  STATUTORY ACCOUNTING PRACTICES

    State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices.

    Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. Policyholders' surplus and net income, as determined in accordance with statutory accounting practices, for the Company's insurance subsidiaries are summarized as follows:

                        (IN THOUSANDS)                                         2000           1999           1998
                       --------------                                        --------       --------       --------
                       Statutory net income for the year                      $ 14,050       $ 34,021       $ 35,936
                       Statutory capital and surplus at  year end              249,261        265,459        343,330

     SCPIE Indemnity offers its insureds free tail coverage in the event of death, total and permanent disability, and complete and permanent retirement. In 1993, the National Association of Insurance Commissioners (NAIC) published guidelines for establishing a reserve for future free tail policies when the claims-made policy includes a provision for waiving a premium charge in the event of death, disability or retirement of the insured. Based on the NAIC guidelines, this reserve ($3.5 million and $20.3 million at December 31, 2000 and 1999 respectively) should be recorded as an unearned premium reserve. Alternatively, it can be considered an unpaid loss with the permission of the insurance entity's state insurance department. In 1999, SCPIE Indemnity received written approval from the California Department of Insurance to record this amount with the reserve for losses and loss adjustment expenses. In 2000, this amount is recorded as an unearned premium reserve.

     Generally, the capital and surplus of the Company's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. At December 31, 2000, the amount of dividends available to SCPIE Holdings from its insurance subsidiaries during 2001 not limited by such restrictions is approximately $24.1 million.

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. California, Delaware and Arkansas (the states of domicile for the insurance subsidiaries) have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the insurance subsidiaries use to prepare their statutory-basis financial statements. Management believes the impact of these changes to the insurance subsidiaries statutory-basis capital and surplus as of January 1, 2001 will not be significant.

NOTE 7.  BENEFIT PLANS

     The Company has a 401(k) defined contribution plan and a noncontributory defined benefit plan, which provide retirement benefits to all its employees. In 2000, the 401(k) plan, the Company matched the employee's contribution up to 6%. The contribution expense for the 401(k) plan was $760,000, $634,000 and $661,000 for the years ended December 31, 2000, 1999 and 1998, respectively. An additional defined contribution plan that no longer accepts contributions will remain with the trustee as funded at December 31, 1989, until retirement or termination of all employees vested in the plan.

     The Company also maintains a defined benefit pension plan and a nonqualified supplemental plan of which the net pension expense (income) consists of the following components:

                                                                                  Qualified Plan         Supplemental Plan
                                                                            ------------------------------------------------
       (IN THOUSANDS)    YEAR ENDED DECEMBER 31,                              2000     1999    1998      2000   1999   1998
       --------------------------------------------                         --------   -----   -----    ------  -----  -----
       Service cost                                                            $ 483   $ 503   $ 344    $  141  $ 220  $ 184
       Interest cost                                                             298     255     195       308    250    212
       Actual return on plan assets                                             (293)   (254)   (220)               -      -
       Amortization of:
         Transition obligation (asset)                                            (4)     (4)     (4)        -      -      7
         Prior service cost                                                       (1)     (1)     (1)       84     84     84
         Actuarial loss (gain)                                                   (44)      -       -        10     38     26
       Curtailment loss (gain)                                                  (710)      -       -       482      -      -
                                                                               -----   -----   -----    ------  -----  -----
       Net pension expense (income)                                            $(271)  $ 499   $ 314    $1,025  $ 592  $ 513
                                                                               =====   =====   =====    ======  =====  =====

    Both of these plans were terminated effective December 31, 2000. The nonqualified supplemental plan will be liquidated and replaced with a new plan effective January 1, 2001, that provides certain officers defined pension benefits in excess of limits imposed by federal tax law. The qualified plan may be liquidated at the Company's discretion.

     The following table sets forth the funding status of the plan:

                                                                        Qualified Plan     Supplemental Plan
                                                                    -----------------------------------------
 (IN THOUSANDS)                   DECEMBER 31,                          2000      1999       2000       1999
--------------------------------------------------------------------   ------   -------    -------    -------
Change in Benefit Obligation
----------------------------
Net benefit obligation at beginning of year                            $3,159   $ 3,214    $ 3,656      3,308
Service cost                                                              483       503        141        220
Plan amendments                                                             -         -        185          -
Interest cost                                                             298       255        308        250
Effect of curtailment                                                    (702)        -       (659)         -
Actuarial (gain) loss                                                     404      (774)       109       (122)
Gross benefits paid                                                       (40)      (39)         -          -
                                                                       ------   -------    -------    -------
Net benefit obligation at end of year                                   3,602     3,159      3,740      3,656
                                                                       ------   -------    -------    -------

Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year                          3,619     3,203          -          -
Actual return (loss) on plan assets                                      (395)      455          -          -
Employer contributions                                                    215         -          -          -
Gross benefits paid                                                       (40)      (39)         -          -
                                                                       ------   -------    -------    -------
Fair value of plan assets at end of year                                3,399     3,619          -          -
                                                                       ------   -------    -------    -------

Funded status (underfunded)                                              (203)      461     (3,740)    (3,656)
Unrecognized actuarial (gain) loss                                        (48)   (1,185)        19        365
Unrecognized prior service cost (benefit)                                   -       (10)       261        856
Unrecognized net transition obligation (asset)                            (16)      (20)         -          -
                                                                       ------   -------    -------    -------
Accrued pension expense                                                $ (267)  $  (754)   $(3,460)   $(2,435)
                                                                       ======   =======    =======    =======

Amounts recognized in the statement of
 financial position consists of
  Accrued benefit liability                                              (267)     (754)    (3,546)    (2,519)
  Intangible asset                                                          -         -         86         84
                                                                       ------   -------    -------    -------
Accrued pension expense                                                $ (267)  $  (754)   $(3,460)   $(2,435)
                                                                       ======   =======    =======    =======

                                                                         Qualified Plan      Supplemental Plan
                                                                      -----------------------------------------
DECEMBER 31,                                                           2000   1999   1998    2000   1999   1998
--------------                                                         ----   ----   ----    ----   ----   ----
Weighted-average assumptions
  Discount rate                                                        7.50%  7.75%  6.75%   7.50%  7.75%  6.75%
  Expected return on plan assets                                       8.00%  8.00%  8.00%     --     --     --
  Rate of compensation increase                                        5.00%  5.00%  5.00%   5.00%  5.00%  5.00%

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

NOTE 8.  BANK LOAN PAYABLE

     On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. The Credit Agreement currently allows the Company borrowings up to $40 million from time to time, subject to certain conditions. The proceeds may be used by the Company for general corporate purposes and certain other permitted uses. Under the Credit Agreement, the interest rate (7.378% and 6.785% at December 31, 2000 and 1999 respectively) is based upon fluctuations in the London InterBank Offered Rate (LIBOR). Borrowings outstanding at December 31, 2000 and 1999, were $27.0 million and $13.0 million respectively. All amounts outstanding under the Credit Agreement on May 27, 2002 will automatically become payable in twelve equal quarterly installments beginning August 30, 2002. Interest paid was $724,000 in 2000. No interest was paid in 1999.

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

     In July 1998, the Company entered a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease has escalating payments over a term of 10 years and the Company moved its headquarters and principal operations to this space. The company expended $5.3 million for leasehold improvements and equipment through December 31, 2000. Rent expense for the years ended December 31, 2000 and 1999, was $3.6 million and $2.5 million respectively.

     Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2000 (in thousands):

                         2001                     $ 2,980
                         2002                       2,957
                         2003                       2,976
                         2004                       2,968
                         2005                       2,960
                         Thereafter                 8,506
                                                  -------
                                                  $23,347
                                                  =======

 NOTE 10.   STOCK-BASED COMPENSATION

     The Company has a stock compensation plan, the 1997 Equity Participation Plan of SCPIE Holdings Inc. (the Plan) which provides for grants of stock options to key employees and nonemployee directors of the Company.

     FASB Statement No. 123 requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that Statement.

     The aggregate number of options for common shares issued and issuable under the Plan currently is limited to 1,250,000. All options granted have 10-year terms and vest over various future periods.

     Exercise prices for options outstanding at December 31, 2000, ranged from $24.25 to $36.50. The weighted average remaining contractual life of those options is nine years.

     A summary of the Company's stock-option activity and related information follows:

                                                     2000                      1999                           1998
----------------------------------------------------------------------------------------------------------------------------------
                                           Number of  Weighted-Average  Number of  Weighted -Average  Number of  Weighted-Average
                                            Options    Exercise Price    Options    Exercise Price     Options    Exercise Price
                                           ---------  ----------------  ---------  -----------------  ---------  ----------------
Options outstanding at beginning of year     466,390       $29.97         256,790         $30.76              -       $      -
Granted during year                          180,400        32.40         216,200          29.02        262,590          30.76
Exercised during year                              -            -               -              -              -              -
Forfeited during year                         38,100        29.74           6,600          29.19          5,800          30.76
                                             -------                      -------                       -------

Options outstanding at end of year           608,690       $30.71         466,390         $29.97        256,790       $  30.76
                                             =======                      =======                       =======


The Company's pro forma information using the Black-Scholes valuation model follows:


                                                                       2000      1999      1998
                                                                      -------   -------   -------
Estimated weighted average of the fair value of options granted       $  9.79   $  7.40   $ 10.72
Pro forma net income (in 000s)                                        $15,846   $28,373   $35,869
Pro forma earnings per share - Basic                                  $  1.70   $  2.50   $  2.97
                             - Diluted                                $  1.70   $  2.49   $  2.97

     For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 5.5% to 6.1%; dividend yields ranging from 0.66% to 1.14%; volatility factors of the expected market price of the Company's common stock ranging from .273 to .358; and a weighted average expected life of the options ranging from three to five years.

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of nontransferable employee stock options with vesting restrictions.

NOTE 11.  EARNINGS PER SHARE OF COMMON STOCK

     The following table sets forth the computation of basic and diluted earnings per share as of and for the year ended:

                                                                                DECEMBER 31,
                                                               -----------------------------------------------
               (IN THOUSANDS, EXCEPT PER-SHARE DATA)              2000               1999               1998
                                                                -------             -------            -------
          Numerator:
             Net income                                          $17,271             $29,902            $36,976

          Numerator for:
             Basic earnings per share of common                  $17,271             $29,902            $36,976
              stock
             Diluted earnings per share of                       $17,271             $29,902            $36,976
              common stock

          Denominator:
             Denominator for basic earnings per
              share of common stock - weighted-average
              shares outstanding                                   9,376              11,384             12,074

             Effect of dilutive securities:
               Stock options                                           5                  19                 15
                                                                 -------             -------            -------
               Denominator for diluted earnings
                per share of common stock adjusted -
                weighted-average shares outstanding                9,381              11,403             12,089
                                                                 =======             =======            =======
          Basic earnings per share of common stock               $  1.84             $  2.63            $  3.06
                                                                 =======             =======            =======
          Diluted earnings per share of common stock             $  1.84             $  2.62            $  3.06
                                                                 =======             =======            =======

NOTE 12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly results of operations for 2000 and 1999 are summarized as follows:

                                                                     2000                                  1999
                                                    -----------------------------------   ---------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 1ST       2ND      3RD      4TH       1ST       2ND       3RD        4TH
-------------------------------------               -------   -------  -------  -------   --------  --------  --------   --------
Premiums earned and other revenues                  $40,173   $43,694  $45,531  $48,326    $41,155   $39,468   $38,992    $34,270
Net investment income                                 8,339     8,417    8,801    8,595      9,476     9,961     9,514      8,746
Realized investment gains (losses)                     (915)       18      753     (256)     6,102       506    (1,325)    (5,578)
Net income                                            3,791     4,382    4,895    4,203     11,592     8,006     6,779      3,525

Basic earnings per share of common stock            $  0.40   $  0.47  $  0.52  $  0.45    $  0.98   $  0.69   $  0.59    $  0.33
Diluted earnings per share of common stock          $  0.40   $  0.47  $  0.52  $  0.45    $  0.98   $  0.69   $  0.58    $  0.33

NOTE 13.  BUSINESS SEGMENTS

     The Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance. Segments are designated based on the types of products provided and based on the risks associated with the products. Direct Healthcare Liability Insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Assumed Reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue.

     The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates insurance segment performance based on the combined ratios of the segments. Intersegment transactions are not significant.

     The following table presents information about reportable segment income
(loss) and segment assets as of and for the period indicated:

      (In Thousands)                                                 Direct Healthcare      Assumed
                                                                    Liability Insurance   Reinsurance     Other      Total
                                                                    --------------------  ------------  ---------  ----------
      Year Ended December 31, 2000
      Premiums earned                                                          $149,404       $27,098   $     --    $176,502
      Net investment income                                                          --            --     34,152      34,152
      Realized investment gains (losses)                                             --            --       (400)       (400)
      Equity earnings from affiliate                                                 --            --        880         880
      Other revenue                                                                  --            --        342         342
                                                                               --------       -------   --------    --------
      Total revenues                                                            149,404        27,098     34,974     211,476

      Losses and loss adjustment expenses                                       129,307        23,295         --     152,602
      Other operating expenses                                                   32,333         4,150         --      36,483
                                                                               --------       -------   --------    --------
      Total expenses                                                            161,640        27,445         --     189,085
                                                                               --------       -------   --------    --------
      Segment (loss) income before income taxes                                 (12,236)         (347)    34,974      22,391
                                                                               ========       =======   ========    ========

      Combined ratio                                                             108.19%       101.28%        --      107.13%
      Segment assets                                                           $155,176       $13,931   $685,538    $854,645

          Schedule II - Condensed Financial Information of Registrant

                              SCPIE Holdings Inc.
                           Condensed Balance Sheets
                       (In Thousands, Except Share Data)


     DECEMBER 31                                                       2000                    1999
                                                                     --------                --------
         ASSETS
         Securities available for sale:
         Fixed-maturity investments, at fair value
           (amortized cost: 2000 - $5,016)                          $  5,016                 $      --
         Equity investments, at fair value                            13,892                    23,401
         Short-term investments                                       13,034                     2,724
         Investment in subsidiaries                                  291,727                   281,220
                                                                    --------                  --------
         Total investments                                           323,669                   307,345
         Cash                                                            286                       282
         Deposits                                                     17,550                        --
         Due from affiliates                                             365                        --
         Other                                                         1,671                       893
                                                                    --------                  --------
         Total assets                                               $343,541                  $308,520
                                                                    ========                  ========

         LIABILITIES
         Due to affiliates                                          $     --                  $    640
         Other                                                            --                       180
         Bank loan payable                                            27,000                    13,000
                                                                    --------                  --------
         Total liabilities                                            27,000                    13,820


         Stockholders' equity:
          Preferred stock - par value $1.00,
           5,000,000 shares authorized,
           no shares issued or outstanding                                --                        --
         Common stock - par value $0.0001,
           30,000,000 shares authorized, 12,792,091
           shares issued,
           2000 - 9,331,017 shares outstanding
           1999 - 9,513,189 shares outstanding                             1                         1
         Additional paid-in capital                                   36,386                    36,386
         Accumulated other comprehensive loss                         (1,528)                  (14,764)
         Retained earnings                                           384,437                   370,923
                                                                    --------                  --------
                                                                     419,296                   392,546
         Treasury stock, at cost (2000 - 2,961,074
           shares and 1999 - 2,778,902 shares)                       (98,705)                  (93,796)
         Stock subscription notes receivable                          (4,050)                   (4,050)
                                                                    --------                  --------
         Total stockholders' equity                                  316,541                   294,700
                                                                    --------                  --------
         Total liabilities and stockholders' equity                 $343,541                  $308,520
                                                                    ========                  ========

                            See accompanying notes.

                              SCPIE Holdings Inc.

                      Condensed Statements of Operations
                                (In Thousands)

                                                                   DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
FOR THE YEAR ENDED                                                    2000                    1999                    1998
------------------                                                 ------------            -----------             -----------
         Dividend from subsidiary                                    $26,000                $106,000                 $25,000
         Net investment income                                           806                     638                     142
         Realized investment gains (losses)                             (170)                 (4,278)                      2
         Other income                                                    338                      --                      --
         Other expenses                                               (2,110)                 (2,229)                 (1,956)
                                                                     -------                --------                 -------
         Earnings before federal income taxes and
           equity in income of subsidiaries                           24,864                 100,131                  23,188
         Federal income tax benefit (expense)                          1,035                     (22)                    (28)
                                                                     -------                --------                 -------

         Earnings before equity in income (loss) of
           subsidiaries                                               25,899                 100,109                  23,160
         Equity in income (loss) of subsidiaries                      (8,628)                (70,207)                 13,816
                                                                     -------                --------                 -------
         Net income                                                  $17,271                $ 29,902                 $36,976
                                                                     =======                ========                 =======

                            See accompanying notes.

                              SCPIE Holdings Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
      FOR THE YEAR ENDED                                                         2000              1999              1998
      ------------------                                                     -------------     -------------     -------------
         OPERATING ACTIVITIES
         Net income                                                               $ 17,271          $ 29,902          $ 36,976
         Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Realized investment (gains) losses                                         170             4,278                (2)
            Due to affiliates                                                       (1,005)             (374)            1,088
            Provision for amortization                                                 563               839               601
            Changes in other assets and liabilities                                   (928)              (61)              591
            Equity in undistributed (income) loss of subsidiaries                    8,628            70,207           (13,816)
                                                                                  --------          --------          --------
         Net cash provided by operating activities                                  24,699           104,791            25,438

         INVESTING ACTIVITIES
         Sales - equities                                                            8,033                --                --
         Sales - fixed maturities                                                       --                43             2,965
         Purchase - securities                                                      (5,016)          (25,839)           (2,000)
         Change in short- term investments                                         (27,860)           (1,514)             (938)
         Capital contribution to subsidiaries                                       (5,000)           (2,000)          (10,000)
                                                                                  --------          --------          --------
         Cash used in investing activities                                         (29,843)          (29,310)           (9,973)

         FINANCING ACTIVITIES
         Repayment of bank loan                                                     (4,000)               --                --
         Proceeds from bank loan                                                    18,000            13,000                --
         Purchase of treasury stock                                                 (5,095)          (84,705)          (12,725)
         Cash dividends                                                             (3,757)           (3,566)           (2,895)
                                                                                  --------          --------          --------
         Cash provided by (used in) financing activities                             5,148           (75,271)          (15,620)

         Increase (decrease) in cash                                                     4               210              (155)
         Cash at beginning of period                                                   282                72               227
                                                                                  --------          --------          --------
         Cash at end of period                                                    $    286          $    282          $     72
                                                                                  ========          ========          ========

                            See accompanying notes.

                              SCPIE Holdings Inc.
                    Notes to Condensed Financial Statements
                               December 31, 2000


1.  BASIS OF PRESENTATION

        In the SCPIE Holdings' financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings' financial statements should be read in conjunction with the consolidated financial statements.

2.  BANK LOAN PAYABLE

        On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. The Credit Agreement allows company borrowings up to $40 million from time to time, subject to certain conditions. The proceeds may be used by the Company for general corporate purposes and certain other permitted uses. Under the Credit Agreement, the interest rate (7.378% at December 31, 2000 and 1999 respectively) is based upon fluctuations in the London InterBank Offered Rate (LIBOR). Borrowings outstanding at December 31, 2000 and 1999 were $27.0 million and $13.0 million respectively. The entire amount is payable during 2001, and may be renewed at the option of the Company. Interest paid was $724,000 in 2000. No interest was paid during 1999.

                                 Schedule III
                      Supplementary Insurance Information
                              SCPIE Holdings Inc.


                                                                                                                Benefits,
                            Deferred       Future Policy               Other Policy                              Claims,
                             Policy      Benefits, Losses,              Claims and                 Net         Losses and
                          Acquisition     Claims and Loss   Unearned     Benefits     Premium    Investment     Settlement
Segments                      Cost           Expenses       Premiums     Payable      Revenue      Income        Expenses
--------                --------------   ----------------  ----------  -----------  ----------  ------------ --------------
Direct Healthcare
  Liability Insurance       $16,293             $402,048      $52,380         --     $ 27,098     $    --        $129,307
Assumed Reinsurance (1)       1,831               31,493        4,616         --      149,404          --          23,295
Other                            --                   --           --         --           --      34,152              --
                            -------             --------      -------                --------     -------        --------
Total                       $18,124             $433,541      $56,996         --     $176,502     $34,152        $152,602
                            =======             ========      =======                ========     =======        ========

                                        Amortization of       Other
                                        Deferred Policy     Operating    Premiums
Segments                               Acquisition Costs     Expenses     Written
--------                               ------------------   ----------    --------
Direct Healthcare
  Liability Insurance                    $17,891              $ 2,517      $ 30,584
Assumed Reinsurance (1)                    1,633               14,442       177,619
Other                                         --                   --            --
                                         -------              -------      --------
Total                                    $19,524              $16,959      $208,203
                                         =======              =======      ========

(1) Assumed reinsurance excludes amounts received under fronting arrangements.