Form 10-Q
period 2001-03-31
SCPIE HOLDINGS INC
filed 2001-05-14
CIK 1013609

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


FOR THE QUARTER ENDED MARCH 31, 2001                 COMMISSION FILE NO. 1-12449


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

            Class                                 Outstanding at May 10, 2001
Preferred stock, par value $l.00 per share           No. shares outstanding
Common stock, par value $0.0001 per share            9,338,627 shares

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                        MARCH  31,     DECEMBER 31,
                                                                                                           2001           2000
                                                                                                       ------------   --------------
                                                                                                        (unaudited)
                   ASSETS
              Securities available-for-sale:
                Fixed maturity investments, at fair value
                   (amortized cost 2001 - $572,263; 2000 - $567,166)...............................    $ 578,444         $ 566,266
                Equity investments, at fair value
                  (cost 2001 - $28,624; 2000 - $25,874)............................................       26,281            24,403
                                                                                                       ---------         ---------
                        Total securities available for sale........................................      604,725           590,669
               Real estate.........................................................................       16,036            16,126
               Cash equivalents....................................................................       94,197            84,451
                                                                                                       ---------         ---------
                        Total investments..........................................................      714,958           691,246
              Cash.................................................................................        4,531            10,418
              Accrued investment income............................................................        8,926             9,307
              Premiums receivable..................................................................       98,158            46,371
              Reinsurance recoverable..............................................................       41,775            40,152
              Deferred federal income taxes........................................................       16,941            16,869
              Costs in excess of net assets acquired...............................................        5,945             6,153
              Property and equipment, net..........................................................        8,190             7,930
              Other assets.........................................................................       30,825            26,199
                                                                                                       ---------         ---------
                        Total assets...............................................................    $ 930,249         $ 854,645
                                                                                                       =========         =========

                   LIABILITIES
              Reserves:
                Losses and loss adjustment expenses................................................    $ 430,800         $ 433,541
                Unearned premiums..................................................................      115,657            56,996
                                                                                                       ---------         ---------
                        Total reserves.............................................................      546,457           490,537
               Bank loan payable...................................................................       27,000            27,000
               Other liabilities...................................................................       34,730            20,567
                                                                                                       ---------         ---------
                        Total liabilities..........................................................      608,187           538,104

              Commitments and contingencies                                                                   --                --

                  STOCKHOLDERS' EQUITY
              Preferred stock - par value $1.00, 5,000,000
              shares authorized, no shares issued or outstanding                                              --                --
              Common stock, par value $.0001,  30,000,000
              shares authorized, 12,792,091 shares issued,
              2001 - 9,338,625 shares outstanding
              2000 - 9,331,017 shares outstanding                                                              1                 1
              Additional paid-in capital...........................................................       36,386            36,386
                            Accumulated other comprehensive income (loss)..........................        2,542            (1,528)
              Retained earnings....................................................................      385,754           384,437
                                                                                                       ---------         ---------
                                                                                                         424,683           419,296
              Treasury stock, at cost
                (2001 - 2,953,466 shares and 2000 - 2,961,074 shares)..............................      (98,571)          (98,705)
              Stock subscription notes receivable..................................................       (4,050)           (4,050)
                                                                                                       ---------         ---------
                        Total stockholders' equity.................................................      322,062           316,541
                                                                                                       ---------         ---------
                        Total liabilities and stockholders' equity.................................    $ 930,249         $ 854,645
                                                                                                       =========         =========

          See accompanying notes to Consolidated Financial Statements.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                            ---------
                                                                       2001           2000
                                                                       ----           ----
Revenues:
  Premiums earned                                                   $47,638         $40,036
  Net investment income                                               8,732           8,339
  Realized investment gains (losses)                                  1,200            (915)
  Equity in earnings from affiliate                                     250              --
  Other revenue                                                         132             137
                                                                    -------         -------
          Total revenues                                             57,952          47,597

Expenses:
  Losses and loss adjustment expenses                                45,840          34,132
  Other operating expenses                                            9,504           8,728
                                                                    -------         -------
          Total expenses                                             55,344          42,860
                                                                    -------         -------

Income before federal income taxes                                    2,608           4,737
Federal income taxes                                                    367             946
                                                                    -------         -------
          Net income                                                $ 2,241         $ 3,791
                                                                    =======         =======

Basic earnings per share of common stock                            $  0.24         $  0.40

Diluted earnings per share of common stock                          $  0.24         $  0.40

Cash dividend declared per share of common stock                    $  0.10         $  0.10



           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                  ADDITIONAL       ACCUMULATED OTHER
                                                        COMMON     PAID-IN           COMPREHENSIVE         RETAINED     TREASURY
                                                        STOCK      CAPITAL           INCOME (LOSS)         EARNINGS      STOCK
                                                        ------    ----------       -----------------     ----------   ----------
BALANCE AT JANUARY 1, 2001                              $   1      $  36,386         $ (1,528)           $ 384,437    $ (98,705)

   Net income                                              --             --               --                2,241           --
   Other comprehensive income for unrealized
   gains on securities sold, net of
   reclassification adjustments of $185 for
   losses included in net income
                                                           --             --            4,070                   --           --



            Comprehensive income                                                                                --

    Treasury stock reissued                                --             --               --                   --          134
    Cash dividends                                         --             --               --                 (924)          --
                                                        -----      ---------         --------            ---------    ---------
BALANCE AT MARCH 31, 2001                               $   1      $  36,386         $  2,542            $ 385,754    $ (98,571)
                                                        =====      =========         ========            =========    =========
                                                            STOCK             TOTAL
                                                         SUBSCRIPTION         STOCK-
                                                             NOTES           HOLDERS'
                                                          RECEIVABLE          EQUITY
                                                          -----------       ---------
BALANCE AT JANUARY 1, 2001                                 $ (4,050)        $ 316,541

   Net income                                                    --             2,241
   Other comprehensive income for unrealized
   gains on securities sold, net of
   reclassification adjustments of $185 for
   losses included in net income
                                                                 --             4,070
                                                                            ---------
            Comprehensive income                                                6,311
                                                                            ---------
   Treasury stock reissued                                       --               134
   Cash dividends                                                --              (924)
                                                           --------         ---------
BALANCE AT MARCH 31, 2001                                  $ (4,050)        $ 322,062
                                                           ========         =========

          See accompanying notes to Consolidated Financial Statements.

                     SCPIE HOLDINGS INC. AND SUBISIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
                                                                       2001                       2000
                                                                       ----                       ----
OPERATING ACTIVITIES
Net income                                                          $   2,241                  $  3,791
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for amortization and depreciation                            467                       835
   Provision for deferred federal income taxes                         (2,264)                      953
   Realized investment (gains) losses                                  (1,200)                      915
   Equity in earnings of affiliate                                       (250)                       --
Changes in operating assets and liabilities:
   Accrued investment income                                              381                       746
   Unearned premiums                                                   58,661                     1,273
   Unpaid losses and loss adjustment expenses, and
     reinsurance recoverables                                          (4,364)                   (5,248)
   Other liabilities                                                   14,163                    (7,579)
   Premium receivable                                                 (51,787)                       --
   Other assets                                                        (4,626)                     (690)
                                                                    ---------                  --------
          Net cash provided by (used in) operating activities       $  11,422                  $ (5,004)
                                                                    ---------                  --------

INVESTING ACTIVITIES
   Purchases--fixed maturities                                      $(153,748)                 $(48,347)
   Sales - fixed maturities                                           142,327                    50,319
   Maturities-- fixed maturities                                        7,148                       180
   Purchases - equities                                                (2,500)                       --
   Sales - equities                                                        --                     5,711
   Changes in short-term investments                                   (9,746)                   (3,754)
                                                                    ---------                  --------
          Net cash provided by (used in) investing activities       $ (16,519)                 $  4,109
                                                                    ---------                  --------

FINANCING ACTIVITIES
   Purchase of treasury stock                                       $      --                  $ (3,301)
   Reissue of treasury shares                                             134                        --
   Cash dividends                                                        (924)                     (950)
                                                                    ---------                  --------
          Net cash used in financing activities                     $    (790)                 $ (4,251)
                                                                    ---------                  --------
 Decrease in cash                                                   $  (5,887)                 $ (5,146)
                                                                    ---------                  --------

Cash at beginning of period                                            10,418                     6,858
                                                                    ---------                  --------
Cash at end of period                                               $   4,531                  $  1,712
                                                                    =========                  ========

          See accompanying notes to Consolidated Financial Statements.

                     SCPIE HOLDINGS INC. AND SUBISIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 2001

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC) and SCPIE Management Company
(SMC), collectively, the Company.

    These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

    Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)          2001                2000
                                                                    --------            --------
Numerator:
   Net income                                                        $2,241              $3,791

Numerator for:
   Basic earnings per share of common stock                          $2,241              $3,791
   Diluted earnings per share of common stock                        $2,241              $3,791

Denominator:
   Denominator for basic earnings per share of common
   stock - weighted-average shares outstanding                        9,339               9,421

   Effect of dilutive securities:
     Stock options                                                       --                  23
                                                                     ------              ------
     Denominator for diluted earnings per share of common
     stock adjusted - weighted-average shares outstanding             9,339               9,444

Basic earnings per share of common stock                             $ 0.24              $ 0.40
                                                                     ======              ======

Diluted earnings per share of common stock                           $ 0.24              $ 0.40
                                                                     ======              ======

3. INVESTMENTS

    The Company's investments in available-for-sale securities at March 31, 2001 are summarized as follows:


                                                                COST OR          GROSS         GROSS
                                                               AMORTIZED       UNREALIZED    UNREALIZED     FAIR
                                                                 COST            GAINS         LOSSES       VALUE
                                                                 ----            -----         ------       -----
                                                                                  (IN THOUSANDS)
Fixed-maturity securities:
Bonds:
      U. S. Government and Agencies                              $174,119       $3,654         $  532          $177,241
      State, municipalities and
        political subdivisions                                    173,042        2,074          1,506           173,610
     Mortgage-backed securities, U.S. Government                   36,821          563            179            37,205
     Corporate                                                    188,281        3,105            998           190,388
                                                                 --------       ------         ------          --------
Total fixed-maturity securities                                   572,263        9,396          3,215           578,444
Equity securities                                                  28,624          486          2,829            26,281
                                                                 --------       ------         ------          --------
Total                                                            $600,887       $9,882         $6,044          $604,725
                                                                 ========       ======         ======          ========

4. FEDERAL INCOME TAXES

  The components of the federal income tax provision (benefit) in the accompanying statements of income are summarized as follows:




                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   -------------------------
                                                         2001      2000
                                                   ------------ ------------
                                                        (IN THOUSANDS)
     Current                                           $ 2,631    $   (7)
     Deferred                                           (2,264)      953
                                                       -------    ------
     Total                                             $   367    $  946
                                                       =======    ======

  A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   -------------------------
                                                         2001      2000
                                                   ------------ ------------
                                                        (IN THOUSANDS)
     Federal income tax at 35%                         $   913    $1,658
     Increase (decrease) in taxes resulting from:
        Tax-exempt interest                               (620)     (842)
        Dividends received deduction                        --       (23)
        Goodwill                                            53        53
        Other                                               21       100
                                                        ------    ------
     Total                                             $   367    $  946
                                                       =======    ======

5. BUSINESS SEGMENTS

     The Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance. Segments are designated based on the types of products provided and based on the risks associated with the products. Direct Healthcare Liability Insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Assumed Reinsurance represents the book of assumed, worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue.

     The following table presents information about reportable segment income
(loss) and segment assets as of and for the period indicated (dollars in thousands):

                                                                Direct Healthcare      Assumed
                                                               Liability Insurance   Reinsurance    Other        Total
                                                               -------------------   -----------    -----        -----
Three Months Ended March 31, 2001
 Premiums earned                                                 $ 35,592            $12,046     $     --     $ 47,638
 Net investment income                                                 --                 --        8,732        8,732
 Realized investment gains                                             --                 --        1,200        1,200
 Equity earnings from affiliate                                        --                 --          250          250
 Other revenue                                                         --                 --          132          132
                                                                 --------            -------     --------      -------
 Total revenues                                                    35,592             12,046       10,314       57,952

 Losses and loss adjustment expenses                               35,117             10,723           --       45,840
 Other operating expenses                                           8,126              1,378           --        9,504
                                                                 --------            -------     --------      -------
 Total expenses                                                    43,243             12,101           --       55,344
                                                                 --------            -------     --------      -------
 Segment (loss) income before income taxes                         (7,651)               (55)      10,314        2,608
                                                                 --------            -------     --------      -------

 Combined ratio                                                     121.5%             100.5%          --        116.2%
 Segment assets                                                  $195,061            $15,699     $719,489     $930,249

                                                                Direct Healthcare      Assumed
                                                               Liability Insurance   Reinsurance     Other      Total
                                                               -------------------   -----------     -----      -----
Three Months Ended March 31, 2000
 Premiums earned                                                 $ 36,763            $3,273      $     --    $ 40,036
 Net investment income                                                 --                --         8,339       8,339
 Realized investment losses                                            --                --          (915)       (915)
 Other revenue                                                         --                --           137         137
                                                                 --------            ------      --------    --------
 Total revenues                                                    36,763             3,273         7,561      47,597

 Losses and loss adjustment expenses                               31,507             2,625            --      34,132
 Other operating expenses                                           8,017               711            --       8,728
                                                                 --------            ------      --------    --------
 Total expenses                                                    39,524             3,336            --      42,860
                                                                 --------            ------      --------    --------
 Segment (loss) income before income taxes                         (2,761)              (63)        7,561       4,737
                                                                 --------            ------      --------    --------

 Combined ratio                                                     107.5%            101.9%           --       107.1%
 Segment assets                                                  $144,844            $4,250      $647,804    $796,898

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

     The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages that were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate then filed an appeal of this ruling with the District Court of Appeal. On April 26, 2001, the appellate court affirmed the judgment in favor of the Company. The bankruptcy estate may still petition the District Court of Appeal for a rehearing and the California Supreme Court for a hearing of the appeal. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

7. ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was effective January 1, 2001. This pronouncement did not have any effect on the financial position or results of operations of the Company as it currently does not use derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading provider of professional liability insurance offering medical malpractice and other coverages to physicians, medical groups and hospitals and also operates an Assumed Reinsurance division which was formed in the third quarter of 1999. Accordingly, the Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance.

     Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company's estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE) and expectations concerning the Company's ability to retain its current insureds and to profitably expand its product lines and its business in existing and into new geographical areas, including through its affiliation with a major insurance broker, Brown & Brown, and through its reinsurance division are dependent upon a variety of factors, including future economic, competitive and market conditions; future legislative and regulatory changes; the inherent difficulty and uncertainty in making property and casualty loss and LAE estimates; and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, Company's future results will be, in large part, dependent upon the successful growth and profitability of a new business segment, assumed reinsurance, in which the Company has only limited experience. The Company is also subject to certain structural risks, including statutory restrictions on intercompany transactions within the Company's holding company structure. These risks and uncertainties are discussed in more detail under "Business - Risk Factors," and "Management's Discussion and Analysis - General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Consolidated Operating Results
------------------------------

     Total revenues were $58.0 million for the three months ended March 31, 2001, an increase of 21.8% over total revenues of $47.6 million for the same period in 2000. Premiums earned increased $7.6 million, or 19.0% for the first quarter ended March 31, 2001. The increase was attributable to assumed reinsurance premiums earned of $12.0 million in the first quarter of 2001 as compared to $3.2 million earned the prior year.

     Net investment income increased to $8.7 million for the three months ended March 31, 2001, or 4.8% from $8.3 million a year ago. The slight increase was a result of a 3.5% increase in average invested assets. During the first quarter of 2001, the Company realized $1.2 million of investment gains as compared to a $0.9 million in realized investment losses for the same period in 2000. Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.

     Total expenses were $55.3 million for the three months ended March 31, 2001, an increase of 28.9% over total expenses of $42.9 million for the same period in 2000. The increase was primarily driven by higher losses and loss adjustment expenses in 2001 as compared to 2000.

     Net income for the three months ended March 31, 2001 was $2.2 million, a decrease of 42.1% from net income of $3.8 million for the corresponding period in 2000. The decrease in net income reflects higher loss costs and increased operating expenses.

     Other comprehensive income or loss represents the change in unrealized gains and losses on invested assets occurring during the period. As a result of changes occurring in the fixed income and securities markets, the Company had comprehensive gains of $4.1 million (net of tax) in the first quarter of 2001.

Direct Healthcare Liability Insurance Segment
---------------------------------------------

Premiums Earned. Premiums earned in the direct healthcare liability insurance segment decreased by approximately $1.2 million, or 3.3% to $35.6 million for the three months ended March 31, 2001 from $36.8 million for the same period in 2000. This decrease in premiums was principally due to the Company's actions during the year 2000 to cull its hospital business to meet stricter underwriting standards. Hospital medical malpractice premiums during the first quarter of 2001 decreased to $0.8 million from $2.3 million earned in the first quarter of 2000. Premium volume in California continued to decline during the quarter, which was more than offset by increased writings in other states.

Losses and LAE. Losses and LAE in the direct healthcare liability insurance segment increased to $35.1 million, or 98.6% of premiums earned in the first quarter 2001, from $31.5 million, or 85.7% of premiums earned for the same period in 2000. The increase was principally attributable to a reduction in favorable loss and LAE reserve development during the first quarter of 2001 compared to the same period in 2000. For the three months ended March 31, 2001, the Company reduced loss and LAE reserves for claims incurred in prior policy years approximately $2.9 million as compared to a reserve reduction of $13.4 million for the same period in 2000 for claims incurred in prior policy years. During the first quarter of 2001, the Company also experienced higher than expected loss costs in physician business outside the state of California.

Other Operating Expenses. Other operating expenses for the direct healthcare liability insurance segment increased slightly to $8.1 million for the three months ended March 31, 2001 as compared to $8.0 million for the same period in 2000.

Assumed Reinsurance Segment
---------------------------

Premiums Earned. Premiums earned in the assumed reinsurance segment increased to $12.0 million for the three months ended March 31, 2001 from $3.2 million for the same period in 2000. Premiums earned included approximately $3.6 million under casualty programs, $3.1 million under property programs, $4.5 million under accident and health programs and $0.8 million under its marine program.

Losses and LAE. Losses and LAE in the assumed reinsurance segment increased to $10.7 million, or 89.0% of premiums earned in the first quarter 2001, from $2.6 million, or 80.2% of premiums earned for the same period in 2000. Losses in this segment are still in their early stages of development.

Other Operating Expenses. Other operating expenses for the assumed reinsurance segment increased $0.7 million to $1.4 million for the three months ended March 31, 2001 from $0.7 million for the same period in 2000. The increase reflects higher commission expenses associated with higher premiums in 2001 as compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

     Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2001, the Company had positive cash flow from operations of $11.4 million compared to a negative cash flow of $5.0 million in 2000. The positive cash flow in 2001 was principally due to the receipt of increased assumed reinsurance premiums for which incurred losses had not yet been paid.

     The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $26.3 million at March 31, 2001. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

     The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each. The Company's two former headquarters buildings were leased to third parties during 2000.

     SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings' principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2001 without prior regulatory approval is approximately $24.1 million. Of this amount, approximately $2.9 million may be paid after November 26, 2001, and the remainder on or after December 29, 2001. The Company believes that SCPIE Holdings has sufficient liquid assets and other sources of cash that no dividends will be required until after November 26, 2001.

     The Company has entered into a Credit Agreement with Union Bank of California, N.A., First Union National Bank, and Dresdner Bank AG, as lenders. Under the Credit Agreement, the Company may borrow up to $40.0 million, from time to time, subject to certain conditions. The Company may use the proceeds from the Credit Agreement for general corporate purposes and certain other permitted uses. Borrowings under the line of credit were $27.0 million at March 31, 2001.

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

     During May 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. This authorization extended the Company's 1999 program that expired in May 2000. Under this 1999 program as extended, 360,820 shares have been repurchased.

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

     The Company invests its assets primarily in fixed-maturity securities, which at March 31, 2001 comprised 81% of total investments at market value. U.S. government and tax-exempt bonds represent 61% of the fixed-maturity investments, with the remainder consisting of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 4% of total investment at market value. The remaining 15% of the investment portfolio consists of real estate investments and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

     At March 31, 2001, the value of the fixed maturity portfolio was $6.2 million above amortized cost. At December 31, 2000 the Company's fixed maturities were valued at $0.9 million below amortized cost.


                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages which were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate then filed an appeal of this ruling with the District Court of Appeal. On April 26, 2001, the appellate court affirmed the judgment in favor of the Company. The bankruptcy estate may still petition the District Court of Appeal for a rehearing and the California Supreme Court for a hearing of the appeal. The Company believes that the action is entirely without merit and will continue to aggressively pursue its rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

None

(b) The Company filed no reports on Form 8-K during the quarterly period ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SCPIE HOLDINGS INC.


Date:  May 11, 2001      By: /s/ Patrick Lo
                             ___________________________________________________
                                                   Patrick Lo
                               Senior Vice President and Chief Financial Officer