Form 10-Q
period 2001-06-30
SCPIE HOLDINGS INC
filed 2001-08-13
CIK 1013609

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


FOR THE QUARTER ENDED JUNE 30, 2001                  COMMISSION FILE NO. 1-12449


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

                 Class                            Outstanding at August 10, 2001
Preferred stock, par value $l.00 per share            No shares outstanding
Common stock, par value $0.0001 per share             9,338,785 shares



================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001         2000
                                                              ---------    ---------
                                                             (unaudited)
     ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value
     (amortized cost 2001 - $551,556; 2000 - $567,166) ....   $ 552,724    $ 566,266
  Equity investments, at fair value
    (cost 2001 - $28,952; 2000 - $25,874) .................      27,713       24,403
                                                              ---------    ---------
          Total securities available for sale .............     580,437      590,669
  Real estate .............................................      15,946       16,126
  Cash equivalents ........................................     112,535       84,451
                                                              ---------    ---------
          Total investments ...............................     708,918      691,246
Cash ......................................................       5,194       10,418
Accrued investment income .................................       9,625        9,307
Premiums receivable .......................................      85,489       46,371
Reinsurance recoverable on paid and unpaid claims .........      49,970       44,461
Deferred federal income taxes .............................      31,776       16,869
Costs in excess of net assets acquired ....................       5,739        6,153
Property and equipment, net ...............................       7,533        7,930
Other assets ..............................................      17,838       21,890
                                                              ---------    ---------
          Total assets ....................................   $ 922,082    $ 854,645
                                                              =========    =========

     LIABILITIES
Reserves:
  Losses and loss adjustment expenses .....................   $ 480,190    $ 433,541
  Unearned premiums .......................................      93,415       56,996
                                                              ---------    ---------
          Total reserves ..................................     573,605      490,537
 Bank loan payable ........................................      27,000       27,000
 Other liabilities ........................................      31,974       20,567
                                                              ---------    ---------
          Total liabilities ...............................     632,579      538,104

Commitments and contingencies

    STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00, 5,000,000
     shares authorized, no shares issued or outstanding ...          --           --
Common stock - par value $.0001, 30,000,000
     shares authorized, 12,792,091 shares issued,
     2001 - 9,338,785 shares outstanding
     2000 - 9,330,975 shares outstanding ..................           1            1
Additional paid-in capital ................................      36,386       36,386
Retained earnings .........................................     355,740      384,437
Treasury stock, at cost
     (2001 - 2,953,306 shares; 2000 - 2,961,074 shares) ...     (98,571)     (98,705)
Subscription notes receivable .............................      (4,050)      (4,050)
Accumulated other comprehensive loss ......................          (3)      (1,528)
                                                              ---------    ---------
          Total stockholders' equity ......................     289,503      316,541
                                                              ---------    ---------
          Total liabilities and stockholders' equity ......   $ 922,082    $ 854,645
                                                              =========    =========


          See accompanying notes to Consolidated Financial Statements.

                      SCPIE HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                        ----------------------   ----------------------
                                                          2001          2000       2001          2000
                                                        ---------    ---------   ---------    ---------
Revenues:
  Premiums earned ...................................   $  57,537    $  43,613   $ 105,175    $  83,649
  Net investment income .............................       8,710        8,417      17,712       16,756
  Realized investment gains (losses) ................          (7)          18       1,193         (897)
  Equity in earnings from affiliate .................         350           --         600           --
  Other revenue .....................................          41          304         242          615
                                                        ---------    ---------   ---------    ---------
          Total revenues ............................      66,631       52,352     124,922      100,123
Expenses:
  Losses and loss adjustment expenses ...............      95,276       37,880     141,116       72,012
  Other operating expenses ..........................      16,493        8,675      25,757       17,403
  Interest expenses .................................         351          223         930          397
                                                        ---------    ---------   ---------    ---------
          Total expenses ............................     112,120       46,778     167,803       89,812
                                                        ---------    ---------   ---------    ---------
Income (loss) before federal income taxes ...........     (45,489)       5,574     (42,881)      10,311
Federal income tax expense (benefit) ................     (16,409)       1,192     (16,042)       2,138
                                                        ---------    ---------   ---------    ---------
          Net income (loss) .........................   $ (29,080)   $   4,382   $ (26,839)   $   8,173
                                                        =========    =========   =========    =========

Basic earnings (loss) per share of common stock .....   $   (3.11)   $    0.47   $   (2.87)   $    0.87
Diluted earnings (loss) per share of common stock ...   $   (3.11)   $    0.47   $   (2.87)   $    0.87

Cash dividend declared per share of common stock ....   $    0.10    $    0.10   $    0.20    $    0.20


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   ACCUMULATED                             STOCK         TOTAL
                                                       ADDITIONAL     OTHER                             SUBSCRIPTION     STOCK-
                                           COMMON       PAID-IN   COMPREHENSIVE  RETAINED    TREASURY       NOTES       HOLDERS'
                                            STOCK       CAPITAL   INCOME (LOSS)  EARNINGS      STOCK     RECEIVABLE      EQUITY
                                          ---------    ---------  ------------- ---------    ---------   ----------    ---------
BALANCE AT JANUARY 1, 2001 ............   $       1    $  36,386   $  (1,528)   $ 384,437    $ (98,705)   $  (4,050)   $ 316,541

  Net loss.............................          --           --          --      (26,839)          --           --      (26,839)
   Other comprehensive income for
   unrealized gains on securities sold,
   net of reclassification adjustments
   of $146 for losses included in net
   income .............................          --           --       1,525           --           --           --        1,525
                                                                                                                       ---------
       Comprehensive income                                                            --                                (25,314)
                                                                                                                       ---------
   Treasury stock reissued ............          --           --          --           --          134           --          134
   Cash dividends .....................          --           --          --       (1,858)          --           --       (1,858)
                                          ---------    ---------   ---------    ---------    ---------    ---------    ---------
BALANCE AT JUNE 30, 2001 ..............   $       1    $  36,386   $      (3)   $ 355,740    $ (98,571)   $  (4,050)   $ 289,503
                                          =========    =========   =========    =========    =========    =========    =========

          See accompanying notes to Consolidated Financial Statements.

                      SCPIE HOLDINGS INC. AND SUBISIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                             ----------------------    ----------------------
                                                                2001         2000         2001         2000
                                                             ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
Net income (loss) ........................................   $ (29,080)   $   4,382    $ (26,839)   $   8,173
Adjustments to reconcile net income to net cash
used in operating activities:
  Provisions for amortization and depreciation ...........       1,458          937        1,925        1,772
  Provision for deferred federal income taxes ............     (13,466)         871      (15,730)       1,824
  Realized investments (gains) losses ....................           7          (18)      (1,193)         897
  Equity in earnings of affiliate ........................        (350)          --         (600)          --
Changes in operating assets and liabilities:
  Accrued investment income ..............................        (699)        (190)        (318)         556
  Unearned premiums ......................................     (22,242)        (429)      36,419          844
  Loss and loss adjustment expense reserves ..............      49,390       (8,099)      46,649      (14,022)
  Reinsurance recoverables on paid and unpaid claims .....      (2,195)      (1,354)      (5,509)         (30)
  Other liabilities ......................................      (2,756)        (394)      11,407       (8,013)
  Premium receivable .....................................      12,669           --      (39,118)          --
  Other assets ...........................................       6,983        2,853        4,048        1,554
                                                             ---------    ---------    ---------    ---------
          Net cash used in operating activities ..........        (281)      (1,441)      11,141       (6,445)

INVESTING ACTIVITIES
   Purchases--fixed maturities ...........................     (79,073)     (48,888)    (232,821)     (97,235)
   Sales--fixed maturities ...............................      94,216       33,419      236,543       83,738
   Maturities--fixed maturities ..........................       5,049        4,947       12,197        5,127
   Purchases--equities ...................................          --           --       (2,500)          --
   Sales--equities .......................................          24        2,555           24        8,266
   Change in short-term investments, net .................     (18,338)      17,810      (28,084)      14,056
                                                             ---------    ---------    ---------    ---------
          Net cash provided by  investing activities .....       1,878        9,843      (14,641)      13,952
                                                             ---------    ---------    ---------    ---------

FINANCING ACTIVITIES
   Purchase of treasury stock ............................          --       (1,367)          --       (4,668)
   Reissue of treasury shares ............................          --           --          134           --
   Cash dividends ........................................        (934)        (937)      (1,858)      (1,887)
   Bank loan payment .....................................          --       (4,000)          --       (4,000)
                                                             ---------    ---------    ---------    ---------
          Net cash used in financing activities ..........        (934)      (6,304)      (1,724)     (10,555)
                                                             ---------    ---------    ---------    ---------
 Increase (decrease) in cash .............................         663        2,098       (5,224)      (3,048)

Cash at beginning of period ..............................       4,531        1,712       10,418        6,858
                                                             ---------    ---------    ---------    ---------
Cash at end of period ....................................   $   5,194    $   3,810    $   5,194    $   3,810
                                                             =========    =========    =========    =========

          See accompanying notes to Consolidated Financial Statements.

                      SCPIE HOLDINGS INC. AND SUBISIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001

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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

         Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            --------------------   --------------------
                                                                  JUNE 30,               JUNE 30,
        (IN THOUSANDS, EXCEPT PER SHARE DATA)                 2001        2000       2001        2000
                                                            --------    --------   --------    --------
Numerator:
   Net income (loss)                                        $(29,080)   $  4,382   $(26,839)   $  8,173

Numerator for:
   Basic earnings per share of common stock                 $(29,080)   $  4,382   $(26,839)   $  8,173
   Diluted earnings per share of common stock               $(29,080)   $  4,382   $(26,839)   $  8,173

Denominator:
   Denominator for basic earnings per share of common
   stock - weighted-average shares outstanding                 9,339       9,385      9,339       9,403

   Effect of dilutive securities:
     Stock options                                                --          23         --          12
                                                            --------    --------   --------    --------
     Denominator for diluted earnings per share of common
     stock adjusted - weighted-average shares outstanding      9,339       9,408      9,339       9,415

Basic earnings (loss) per share of common stock             $  (3.11)   $    .47   $  (2.87)   $    .87
                                                            ========    ========   ========    ========

Diluted earnings (loss) per share of common stock           $  (3.11)   $    .47   $  (2.87)   $    .87
                                                            ========    ========   ========    ========

3. INVESTMENTS

         The Company's investments in available-for-sale securities at June 30, 2001 are summarized as follows:

                                                   COST OR      GROSS     GROSS
                                                  AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                                     COST       GAINS     LOSSES     VALUE
                                                   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Fixed-maturity securities:
   Bonds:
      U. S. Government and Agencies                $151,218   $  2,121   $  1,428   $151,911
      State, municipalities and
        political subdivisions                      159,555      1,498      1,418    159,635
     Mortgage-backed securities, U.S. Government     51,997        568        454     52,111
     Corporate                                      188,786      1,961      1,680    189,067
                                                   --------   --------   --------   --------
Total fixed-maturity securities                     551,556      6,148      4,980    552,724
Equity securities                                    28,952        483      1,722     27,713
                                                   --------   --------   --------   --------
Total                                              $580,508   $  6,631   $  6,702   $580,437
                                                   ========   ========   ========   ========

4. FEDERAL INCOME TAXES

         The components of the federal income tax provision (benefit) in the accompanying statements of income are summarized as follows:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
          Current                                        $   (312)   $    314
          Deferred                                        (15,730)      1,824
                                                         --------    --------
          Total                                          $(16,042)   $  2,138
                                                         ========    ========

         A reconciliation of income tax expense (benefit) computed at the federal statutory tax rate to the total income tax provision is as follows:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
          Federal income tax at 35%                      $(15,008)   $  3,609
          Increase (decrease) in taxes resulting from:
             Tax-exempt interest                           (1,193)     (1,645)
             Dividends received deduction                      --         (94)
             Goodwill                                         105         105
             Other                                             54         163
                                                         --------    --------
          Total                                          $(16,042)   $  2,138
                                                         ========    ========

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

         The following table presents information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

                                              Direct
                                            Healthcare
                                             Liability      Assumed
                                             Insurance    Reinsurance      Other        Total
                                             ---------     ---------     ---------    ---------
Six Months Ended June 30, 2001
 Premiums earned                             $  77,300     $  27,875     $      --    $ 105,175
 Net investment income                              --            --        17,712       17,712
 Realized investment gains                          --            --         1,193        1,193
 Equity in earnings from affiliate                  --            --           600          600
 Other revenue                                      --            --           242          242
                                             ---------     ---------     ---------    ---------
 Total revenues                                 77,300        27,875        19,747      124,922

 Losses and loss adjustment expenses           116,465        24,651            --      141,116
 Other operating expenses                       22,845         2,912            --       25,757
 Interest expenses                                  --            --           930          930
                                             ---------     ---------     ---------    ---------
 Total expenses                                139,310        27,563           930      167,803
                                             ---------     ---------     ---------    ---------
 Segment (loss) income before income taxes     (62,010)          312        18,817      (42,881)
                                             ---------     ---------     ---------    ---------

 Combined ratio                                 180.22%        98.88%           --       159.55%
 Segment assets                              $ 197,691     $  26,225     $ 698,166    $ 922,082

                                              Direct
                                            Healthcare
                                             Liability      Assumed
                                             Insurance    Reinsurance      Other        Total
                                             ---------     ---------     ---------    ---------
Six Months Ended June 30, 2000
 Premiums earned                             $  73,217     $  10,432     $      --    $  83,649
 Net investment income                              --            --        16,756       16,756
 Realized investment losses                         --            --          (897)        (897)
 Other revenue                                      --            --           615          615
                                             ---------     ---------     ---------    ---------
 Total revenues                                 73,217        10,432        16,474      100,123

 Losses and loss adjustment expenses            62,399         9,613            --       72,012
 Other operating expenses                       16,275         1,128            --       17,403
 Interest expenses                                  --            --           397          397
                                             ---------     ---------     ---------    ---------
 Total expenses                                 78,674        10,741           397       89,812
                                             ---------     ---------     ---------    ---------
 Segment (loss) income before income taxes      (5,457)         (309)       16,077       10,311
                                             ---------     ---------     ---------    ---------

 Combined ratio                                 107.45%       102.96%           --       107.37%
 Segment assets                              $ 140,436     $   6,547     $ 638,950    $ 785,933

                                              Direct
                                            Healthcare
                                             Liability      Assumed
                                             Insurance    Reinsurance      Other        Total
                                             ---------     ---------     ---------    ---------
Three Months Ended June 30, 2001
 Premiums earned                             $  41,708     $  15,829     $      --    $  57,537
 Net investment income                              --            --         8,710        8,710
 Realized investment losses                         --            --            (7)          (7)
 Equity in earnings from affiliate                  --            --           350          350
 Other revenue                                      --            --            41           41
                                             ---------     ---------     ---------    ---------

 Total revenues                                 41,708        15,829         9,094       66,631

 Losses and loss adjustment expenses            81,348        13,928            --       95,276
 Other operating expenses                       14,959         1,534            --       16,493
 Interest expenses                                  --            --           351          351
                                             ---------     ---------     ---------    ---------
 Total expenses                                 96,307        15,462           351      112,120
                                             ---------     ---------     ---------    ---------
 Segment (loss) income before income taxes     (54,599)          367         8,743      (45,489)
                                             ---------     ---------     ---------    ---------

 Combined ratio                                 230.91%        97.68%           --       194.87%
 Segment assets                              $ 197,691     $  26,225     $ 698,166    $ 922,082


                                              Direct
                                            Healthcare
                                             Liability      Assumed
                                             Insurance    Reinsurance      Other        Total
                                             ---------     ---------     ---------    ---------
Three Months Ended June 30, 2000
 Premiums earned                             $  36,454     $   7,159     $      --    $  43,613
 Net investment income                              --            --         8,417        8,417
 Realized investment gains                          --            --            18           18
 Other revenue                                      --            --           304          304
                                             ---------     ---------     ---------    ---------
 Total revenues                                 36,454         7,159         8,739       52,352

 Losses and loss adjustment expenses            30,892         6,988            --       37,880
 Other operating expenses                        8,258           417            --        8,675
 Interest expenses                                  --            --           223          223
                                             ---------     ---------     ---------    ---------
 Total expenses                                 39,150         7,405           223       46,778
                                             ---------     ---------     ---------    ---------
 Segment (loss) income before income taxes      (2,696)         (246)        8,516        5,574
                                             ---------     ---------     ---------    ---------

 Combined ratio                                 107.40%       103.44%           --       107.26%
 Segment assets                              $ 140,436     $   6,547     $ 638,950    $ 785,933


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

         The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages that were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate then filed an appeal of this ruling with the district court of appeal. On April 26, 2001, the appellate court affirmed the judgment in favor of the Company. On May 25, 2001, the court of appeal denied Plaintiff's petition for rehearing. On July 11, 2001, the California Supreme Court denied Plaintiff's petition for review. The Company believes this action is now favorably concluded.


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

         Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company's estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE) and expectations concerning the Company's ability to retain its current insureds and to profitably expand its product lines and its business in existing and into new geographical areas, including through its affiliation with a major insurance broker, Brown & Brown, and through its reinsurance operations are dependent upon a variety of factors, including future economic, competitive and market conditions; future legislative and regulatory changes; the inherent difficulty and uncertainty in making property and casualty loss and LAE estimates; and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, Company's future results will be, in large part, dependent upon the successful growth and profitability of a new business segment, assumed reinsurance, in which the Company has only limited experience. The Company is also subject to certain structural risks, including statutory restrictions on intercompany transactions within the Company's holding company structure. These risks and uncertainties are discussed in more detail under "Business - Risk Factors," and "Management's Discussion and Analysis - General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Consolidated Operating Results
------------------------------

         Total revenues were $66.6 million for the three months ended June 30, 2001, an increase of 27.1% over total revenues of $52.4 million for the same period in 2000. Premiums earned increased $13.9 million to $57.5 million for the second quarter ended June 30, 2001, of which an $8.7 million increase was generated by the assumed reinsurance segment and a $5.2 million increase was reported by the direct healthcare liability segment.

         Net investment income increased to $8.7 million for the three months ended June 30, 2001, an increase of 3.6% from $8.4 million a year ago. The slight increase was a result of a 4.7% increase in average invested assets. Realized gains during the second quarters of 2001 and 2000 were immaterial. Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.

         Total expenses were $112.1 million for the three months ended June 30, 2001, an increase of $65.3 million or 139.5% over total expenses of $46.8 million for the same period in 2000. During the second quarter of 2001, the Company strengthened its loss and LAE reserves by $26.4 million to reflect unanticipated increases in estimated losses incurred in prior years and the recognition of rate inadequacies for certain existing policies, in both cases relating to physician business outside California. The Company also increased its expected rate of losses and LAE for the current accident year substantially relating to physician business outside California, resulted in an additional increase in loss and LAE incurred of $10.4 million which was fully reflected in the second quarter. Also contributing to the increase in total expenses was a $7.8 million increase in other operating expenses during the second quarter of 2001, including a write off of $3.6 million of deferred policy acquisition costs related to physician business outside of California, higher commission expenses as a result of increased broker-produced premiums in 2001 compared to 2000 and an increase in other operating expenses.

         The Company recorded a net loss of $29.1 million for the three months ended June 30, 2001 as compared to a net income of $4.4 million for the corresponding period in 2000. The decrease in net income reflects reserve strengthening for prior years' businesses, higher loss costs and expected premium deficiencies for the current year, write-off of deferred acquisition costs, increased commission and higher operating expenses.

         Other comprehensive income or loss represents the change in unrealized gains and losses on invested assets occurring during the period. As a result of changes occurring in the fixed income and securities markets, the Company had comprehensive losses of $2.5 million (net of tax) in the second quarter of 2001.

Direct Healthcare Liability Insurance Segment
---------------------------------------------

Premiums Earned. Premiums earned in the direct healthcare liability insurance segment increased by approximately $5.2 million, or 14.2% to $41.7 million for the three months ended June 30, 2001 from $36.5 million for the same period in 2000. This increase in premiums was attributable to an increase of $7.4 million in physician professional liability of which $1.3 million was generated from California. Partially offsetting this increase was a decrease in hospital earned premiums of $2.5 million.

Losses and LAE. Losses and LAE in the direct healthcare liability insurance segment increased to $81.3 million in the second quarter of 2001 from $30.9 million for the same period in 2000. The Loss ratios were 195.0% and 84.7% in the second quarter of 2001 and 2000, respectively. Loss ratio is defined as the ratio of losses and LAE incurred to net premiums earned. The large increase in the 2001 loss ratio reflects both an increase in the previous estimate of prior years' incurred loss and LAE levels and an increase in loss and LAE estimates for the current 2001 accident year from those used in 2000. As discussed above, during the second quarter of 2001, the Company strengthened its prior years' loss reserves and included an additional reserve for premium inadequacy on current policies, in the aggregate amount of $26.4 million due almost entirely to adverse loss developments in its physician healthcare liability insurance business outside the state of California. In the second quarter of 2000, the Company reduced its prior years' loss and LAE reserve estimates in the amount of $12.4 million. In the second quarter of 2001, the Company also reevaluated and increased its ratio of expected losses during the 2001 accident year in relation to premiums earned, again related substantially to the adverse experience outside of California. The effect of this reevaluation is reflected entirely in the second quarter loss and LAE results.

The Company has adopted and proposed healthcare liability rate increases in the principal states outside of California in which it does businesses. These increases average approximately 50%, and will be implemented during the remainder of the year, with most increases taking effect on September 1, 2001. The Company has also adopted stricter underwriting standards in these states, and has placed moratoriums on underwriting new business in certain states.

Other Operating Expenses. Other operating expenses for the direct healthcare liability insurance segment increased to $15.0 million for the three months ended June 30, 2001 as compared to $8.3 million for the same period in 2000. The increase of $6.7 million was due primarily to a $3.6 million write-off of the deferred acquisition costs related to physician business outside of California. The remaining increase was attributable to an increase in commission expense as a result of increased broker-produced premiums during 2001 as well as higher operating expenses. The resulting expense ratio for the 2001 quarter was 35.9% compared to 22.7% for the three months ended June 30, 2000. The expense ratio is the ratio of expenses to net premiums earned.

Assumed Reinsurance Segment
---------------------------

Premiums Earned. Premiums earned in the assumed reinsurance segment increased to $15.8 million for the three months ended June 30, 2001 from $7.1 million for the same period in 2000. The increase of $8.7 million in the second quarter of 2001 reflects the anticipated growth in this segment. Premiums earned included approximately $5.5 million under casualty programs, $1.7 million under property programs, $6.6 million under accident and health programs and $2.0 million under its marine program.

Losses and LAE. Losses and LAE in the assumed reinsurance segment increased to $13.9 million for the three months ended June 30, 2001 from $7.0 million for the same period in 2000. The loss and LAE ratio decreased to 88.0% in 2001 from 97.6% a year ago. The improvement in the loss and LAE ratio in 2001 was due to better results in the second quarter of 2001 as compared to the same period of 2000 for the property reinsurance program.

Other Operating Expenses. Other operating expenses for the assumed reinsurance segment increased $1.1 million to $1.5 million for the three months ended June 30, 2001 from $0.4 million for the same period in 2000. The increase reflects higher commission expenses associated with higher premiums in 2001 as compared to 2000. The expense ratio for the three months ended June 30, 2001 and 2000 were 9.7% and 5.8%, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Consolidated Operating Results
------------------------------

         Total revenues were $124.9 million for the six months ended June 30, 2001, an increase of $24.8 million or 24.8% over total revenues of $100.1 million for the same period in 2000. Premiums earned increased $21.5 million, or 25.7% during the first six months in 2001 as compared to the corresponding period a year ago. The assumed reinsurance and direct healthcare liability segments reported increased writings of $17.4 million and $4.1 million, respectively.

         Net investment income increased to $17.7 million for the six months ended June 30, 2001, an increase of 5.4% from $16.8 million a year ago. The increase was a result of a 2.5% increase in average invested assets and a shift in investment mix from tax-exempt securities to taxable bonds in 2001. During the six months ended June 30, 2001, the Company realized $1.2 million of investment gains as compared to $0.9 million in realized investment losses for the same period in 2000. Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.

         Total expenses were $167.8 million for the six months ended June 30, 2001, an increase of 86.9% over total expenses of $89.8 million for the same period in 2000. During the second quarter of 2001, the Company strengthened its loss and LAE reserves by $26.4 million to reflect unanticipated increases in estimated losses incurred in prior years and the recognition of rate inadequacies for certain existing policies, in both cases relating to physician business outside California. The Company also increased its expected rate of losses and LAE for the current accident year substantially relating to physician business outside of California, resulted in an additional increase in loss and LAE incurred of $10.4 million which was fully reflected in the six months ended June 30, 2001. Also contributing to the increase in total expenses was an $8.4 million increase in other operating expenses during the first six months of 2001, including a write off of $3.6 million of deferred policy acquisition costs related to physician business outside of California, higher commission expenses as a result of increased broker-produced premiums in 2001 compared to 2000 and an increase in other operating expenses.

         Net loss for the six months ended June 30, 2001 was $26.8 million, compared with net income of $8.2 million for the corresponding period in 2000. Net loss reported in 2001 reflects reserve strengthening for prior years' businesses, higher loss costs and expected premium deficiencies for the current year, write-off of deferred acquisition costs, increased commission and higher operating expenses.

         Other comprehensive income or loss represents the change in unrealized gains and losses on invested assets occurring during the period. As a result of changes occurring in the fixed income and securities markets, the Company had comprehensive gains of $1.5 million (net of tax) in the first six months of 2001.

Direct Healthcare Liability Insurance Segment
---------------------------------------------

Premiums Earned. Premiums earned in the direct healthcare liability insurance segment increased by approximately $4.1 million, or 5.6% to $77.3 million for the six months ended June 30, 2001 from $73.2 million for the same period in 2000. This increase in premiums was attributable to an increase of $7.3 million in physician professional liability business generated outside the state of California. Partially offsetting this increase was a decrease in hospital earned premiums of $4.0 million.

Losses and LAE. Losses and LAE in the direct healthcare liability insurance segment increased to $116.5 million for the six months ended June 30, 2001 from $62.4 million in the same period of 2000. The loss ratios were 150.7% and 85.2% in the six months ended June 30, 2001 and 2000, respectively. The large increase in the 2001 loss ratio reflects both an increase in the previous estimate of prior years' incurred loss and LAE levels and an increase in loss and LAE estimates for the current 2001 accident year from those used in 2000. As discussed above, during the first six months of 2001, the Company strengthened its prior years' loss reserves and included an additional reserve for premium inadequacy on current policies, in the aggregate amount of $26.4 million due almost entirely to adverse loss developments in its physician healthcare liability insurance business outside the state of California. In the first six months of 2000, the Company reduced its prior years' loss and LAE reserve estimates in the amount of $25.3 million. In the second quarter of 2001, the Company also reevaluated and increased its ratio of expected losses during the 2001 accident year in relation to premiums earned, again related substantially to the adverse experience outside of California.

Other Operating Expenses. Other operating expenses for the direct healthcare liability insurance segment increased to $22.8 million for the six months ended June 30, 2001 as compared to $16.3 million for the same period in 2000. The increase of $6.5 million was due primarily to a $3.6 million write-off of the deferred acquisition costs related to physician business outside of California recorded in the second quarter of 2001. The remaining increase was attributable to an increase in commission expense as a result of increased broker-produced premiums during 2001 as well as higher operating expenses. The resulting expense ratio for the six months ended June 30, 2001 was 29.6% compared to 22.2% a year ago.

Assumed Reinsurance Segment
---------------------------

Premiums Earned. Premiums earned in the assumed reinsurance segment increased to $27.8 million for the six months ended June 30, 2001 from $10.4 million for the same period in 2000. The increase of $17.4 million in the six months ended June 30, 2001 reflects the anticipated growth in this segment. Premiums earned included approximately $9.2 million under casualty programs, $4.8 million under property programs, $11.1 million under accident and health programs and $2.8 million under its marine program.

Losses and LAE. Losses and LAE in the assumed reinsurance segment increased to $24.7 million for the six months ended June 30, 2001 from $9.6 million for the same period in 2000. The loss and LAE ratio decreased to 88.4% in 2001 from 92.1% a year ago. The improvement in the loss and LAE ratio in 2001 was due to better results in the six months ended June 30, 2001 as compared to the same period of 2000 for the property reinsurance program.

Other Operating Expenses. Other operating expenses for the assumed reinsurance segment increased $1.8 million to $2.9 million for the six months ended June 30, 2001 from $1.1 million for the same period in 2000. The increase reflects higher commission expenses associated with higher premiums in 2001 as compared to 2000. The expense ratio for the six months ended June 30, 2001 and 2000 were 10.4% and 10.8%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

         Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 2001, the Company had positive cash flow from operations of $11.1 million compared to a negative cash flow of $6.4 million in 2000. The positive cash flow in 2001 was principally due to the receipt of increased assumed reinsurance premiums for which incurred losses had not yet been paid.

         The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $27.7 million at June 30, 2001. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

         The Company has made limited investments in real estate, which have been used almost entirely in the Company's operating activities, with the remainder leased to third parties. The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each. The Company leased its two former headquarters buildings to third parties during 2000.

         SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. Each of SCPIE Holdings' insurance company subsidiaries may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2001 without prior regulatory approval is approximately $24.1 million. Of this amount, approximately $2.9 million may be paid after November 26, 2001, and the remainder on or after December 29, 2001. The Company believes that SCPIE Holdings has sufficient liquid assets and other sources of cash that no dividends will be required until after November 26, 2001.

         The Company has entered into a Credit Agreement with Union Bank of California, N.A., First Union National Bank, and Dresdner Bank AG, as lenders. Under the Credit Agreement, the Company may borrow up to $40.0 million, from time to time, subject to certain conditions. The Company may use the proceeds from the Credit Agreement for general corporate purposes and certain other permitted uses. Borrowings under the line of credit were $27.0 million at June 30, 2001.

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

         During May 2001, the Board of Directors authorized the continuation of the Company's 1999 program to repurchase up to 1,000,000 shares of the Company's common stock on the open market. This authorization extended the Company's 1999 program that expired in May 2001. Under this 1999 program as extended, 360,820 shares have been repurchased.


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

         The Company invests its assets primarily in fixed-maturity securities, which at June 30, 2001 comprised 78% of total investments at market value. U.S. government and tax-exempt bonds represent 56% of the fixed-maturity investments, with the remainder consisting of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 4% of total investment at market value. The remaining 18% of the investment portfolio consists of real estate investments and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

         At June 30, 2001, the value of the fixed maturity portfolio was $1.2 million above amortized cost. At December 31, 2000 the Company's fixed maturities were valued at $0.9 million below amortized cost.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages that were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate then filed an appeal of this ruling with the district court of appeal. On April 26, 2001, the appellate court affirmed the judgment in favor of the Company. On May 25, 2001, the court of appeal denied Plaintiff's petition for rehearing. On July 11, 2001, the California Supreme Court denied Plaintiff's petition for review. The Company believes this action is now favorably concluded.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 10, 2001, the following individuals were reelected to the Board of Directors of the Company for a term ending in 2004: Mitchell S. Karlan, M.D., 6,166,999 votes for, 93,263 withheld authority; Jack E. McCleary, M.D., 5,158,433 votes for, 1,101,829 withheld authority; Wendell L. Moseley, M.D., 6,172,901 votes for, 87,361 withheld authority; and Donald P. Newell, 5,458,174 votes for, 802,088 withheld authority. The other directors whose terms of office continued after the meeting were Charles B. McElwee, M.D., William A. Renert, M.D., Henry L. Stoutz, M.D., Donald J. Zuk, J. Hyatt Brown, Willis T. King, Jr., Harriet M. Opfell, M.D., and Reinhold A. Ullrich, M.D.

         Also, Ernst & Young LLP was re-appointed as the independent auditor of the Company for the fiscal year ending December 31, 2001. With respect to this reappointment, 6,177,714 shares voted for ratification of this appointment, 22,864 shares voted against, 59,684 shares abstained, and no broker non-votes were received.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herewith.

None

(b) The Company filed no reports on Form 8-K during the quarterly period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCPIE HOLDINGS INC.


Date:  August 10, 2001      By: /s/ Patrick Lo
                               -------------------------------------------------
                                                  Patrick Lo
                               Senior Vice President and Chief Financial Officer