Form 10-Q
period 2001-09-30
SCPIE HOLDINGS INC
filed 2001-11-08
CIK 1013609

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2001             COMMISSION FILE NO. 1-12449


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

                  Class                         Outstanding at November 8, 2001
  Preferred stock, par value $l.00 per share          No shares liabilities:
  Common stock, par value $0.0001 per share           9,314,045 shares

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2001              2000
                                                                        -------------     ------------
                                                                         (unaudited)
     ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value
     (amortized cost 2001 - $553,071; 2000 - $567,166)..............        $568,473       $566,266
  Equity investments, at fair value
    (cost 2001 - $29,386; 2000 - $25,874)...........................          24,397         24,403
                                                                            --------       --------
          Total securities available-for-sale.......................         592,870        590,669
 Real estate........................................................          15,856         16,126
 Short-term investments.............................................         118,554         84,451
                                                                            --------       --------
          Total investments.........................................         727,280        691,246
 Cash...............................................................           5,907         10,418
 Accrued investment income..........................................           8,966          9,307
 Premiums receivable................................................          80,414         46,371
 Reinsurance recoverable on paid and unpaid claims.................          58,541         44,461
 Deferred federal income taxes......................................          27,471         16,869
 Costs in excess of net assets acquired.............................           5,532          6,153
 Property and equipment, net........................................           7,345          7,930
 Other assets.......................................................          21,933         21,890
                                                                            --------       --------
          Total assets..............................................        $943,389       $854,645
                                                                            ========       ========
     LIABILITIES
Reserves:
  Losses and loss adjustment expenses...............................        $492,793       $433,541
  Unearned premiums.................................................          87,164         56,996
                                                                            --------       --------
          Total reserves............................................         579,957        490,537
  Bank loan payable.................................................          27,000         27,000
  Other liabilities.................................................          39,100         20,567
                                                                            --------       --------
          Total liabilities.........................................         646,057        538,104

Commitments and contingencies                                                     --             --

     STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00, 5,000,000
shares authorized, no shares issued or outstanding                                --             --
Common stock, par value $.0001,  30,000,000
shares authorized, 12,792,091 shares issued,
2001 - 9,314,045 shares outstanding
2000 - 9,330,975 shares outstanding                                                1              1
Additional paid-in capital..........................................          36,386         36,386
Retained earnings...................................................         357,167        384,437
Treasury stock, at cost
  2001 - 2,978,046 shares and 2000 - 2,961,074 shares...............         (98,983)       (98,705)
Subscription notes receivable.......................................          (4,050)        (4,050)
Accumulated other comprehensive income (loss).......................           6,811         (1,528)
                                                                            --------       --------
          Total stockholders' equity................................         297,332        316,541
                                                                            --------       --------
          Total liabilities and stockholders' equity................        $943,389       $854,645
                                                                            ========       ========

         See accompanying notes to Consolidated Financial Statements.

                     SCPIE HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                       ------------------  ----------------------
                                                         2001      2000       2001        2000
                                                        -------   -------   --------    --------
Revenues:
  Premiums earned                                       $58,920   $45,428   $164,095    $129,077
  Net investment income                                   9,627     8,801     27,339      25,557
  Realized investment gains (losses)                      2,947       753      4,140        (144)
  Income from affiliates                                    439        --      1,039          --
  Other revenue                                             173       276        415         891
                                                        -------   -------   --------    --------
          Total revenues                                 72,106    55,258    197,028     155,381
Expenses:
  Losses and loss adjustment expenses                    54,105    38,738    195,221     110,750
  Other operating expenses                               14,695     9,837     40,452      27,240
  Interest expense                                          310       173      1,240         570
                                                        -------   -------   --------    --------
          Total expenses                                 69,110    48,748    236,913     138,560
                                                        -------   -------   --------    --------
Income (loss)  before federal income taxes                2,996     6,510    (39,885)     16,821
Federal income taxes                                        635     1,615    (15,407)      3,753
                                                        -------   -------   --------    --------
          Net income (loss)                             $ 2,361   $ 4,895   $(24,478)   $ 13,068
                                                        =======   =======   ========    ========

Basic earnings (loss)  per share                        $   .25   $  0.52   $  (2.62)   $   1.39
Diluted earnings (loss) per share                       $   .25   $  0.52   $  (2.62)   $   1.39

Cash dividend declared per share of common stock        $   .10   $  0.10   $    .30    $   0.30


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                             STOCK         TOTAL
                                                    ADDITIONAL  ACCUMULATED OTHER                         SUBSCRIPTION     STOCK-
                                           COMMON    PAID-IN      COMPREHENSIVE    RETAINED    TREASURY       NOTES        HOLDERS'
                                           STOCK     CAPITAL      INCOME (LOSS)    EARNINGS      STOCK      RECEIVABLE     EQUITY
                                           -----    ----------    -------------    ----------  ----------  -------------   -------
BALANCE AT JANUARY 1, 2001                 $  1       $36,386        $(1,528)       $384,437    $(98,705)     $(4,050)     $316,541

  Net loss                                   --            --             --         (24,478)         --           --       (24,478)
  Other comprehensive income for
  unrealized gains on securities sold,
  net of reclassification adjustments of
  $220 for losses included in net income     --            --          8,339              --          --           --         8,339
                                                                                                                           --------
           Comprehensive income                                                           --                                (16,139)
  Treasury stock reissued                    --            --             --              --         238           --           238
  Purchase of treasury stock                                                                        (516)                      (516)
  Cash dividends                             --            --             --          (2,792)         --           --        (2,792)
                                           ----       -------        -------        --------    --------      -------      --------
BALANCE AT SEPTEMBER  30, 2001             $  1       $36,386        $ 6,811        $357,167    $(98,983)     $(4,050)     $297,332
                                           ====       =======        =======        ========    ========      =======      ========

          See accompanying notes to Consolidated Financial Statements.

                     SCPIE HOLDINGS INC. AND SUBISIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        ------------------------
                                                                           2001          2000
                                                                        ----------    ----------
OPERATING ACTIVITIES
Net income (loss)...................................................    $ (24,478)    $  13,068
Adjustments  to reconcile  net income to net cash
provided by (used in) operating  activities:
  Provisions for amortization and depreciation......................        3,050         2,659
  Provision for deferred federal income taxes.......................      (15,095)        2,427
  Realized investments (gains) losses...............................       (4,140)          144
  Equity in earnings of affiliate...................................       (1,039)           --
Changes in operating assets and liabilities:
  Accrued investment income.........................................          341           518
  Unearned premiums.................................................       30,168         2,233
  Loss and loss adjustment expense reserves.........................       59,252       (20,429)
  Reinsurance recoverable on paid and unpaid claims                       (14,080)        4,554
  Other liabilities.................................................       18,533       (11,586)
  Premium receivable................................................      (32,020)           --
  Other assets......................................................          (43)       (1,239)
                                                                        ---------     ---------
       Net cash provided by (used in) operating activities..........       20,449        (7,651)

INVESTING ACTIVITIES
   Purchases-- fixed maturities.....................................     (382,970)     (179,300)
   Sales--fixed maturities..........................................      387,482       153,133
   Maturities-- fixed maturities....................................       12,197         9,851
   Purchases--equities..............................................       (2,500)           --
   Sales--equities..................................................           27         8,266
   Change in short-term investments, net............................      (34,103)       29,152
   Change in funds held by reinsured................................       (2,023)       (2,482)
                                                                        ---------     ---------
       Net cash provided by (used in) investing activities..........      (21,890)       18,620
                                                                        ---------     ---------

FINANCING ACTIVITIES
   Purchase of treasury stock.......................................         (516)       (4,482)
   Reissue of treasury shares.......................................          238            --
   Cash dividends...................................................       (2,792)       (2,872)
   Bank loan payment................................................           --        (4,000)
                                                                        ---------     ---------
       Net cash used in financing activities........................       (3,070)      (11,354)
                                                                        ---------     ---------
Increase (decrease) in cash.........................................       (4,511)         (385)

Cash at beginning of period.........................................       10,418         6,858
                                                                        ---------     ---------
Cash at end of period...............................................    $   5,907     $   6,473
                                                                        =========     =========

         See accompanying notes to Consolidated Financial Statements.

                     SCPIE HOLDINGS INC. AND SUBISIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 2001

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

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

     Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              SEPTEMBER  30,          SEPTEMBER 30,
          (IN THOUSANDS, EXCEPT PER SHARE DATA)                              2001       2000        2001         2000
                                                                           --------   --------    ---------   ----------
          Numerator
             Net income (loss)                                             $  2,361   $  4,895    $ (24,478)  $  13,068

          Numerator for:
             Basic earnings (loss) per share of common stock                  2,361      4,895      (24,478)     13,068
             Diluted earnings (loss) per share of common stock                2,361      4,895      (24,478)     13,068

          Denominator:
             Denominator for basis earnings per share of common stock -
             weighted-average shares outstanding                              9,342      9,351        9,340       9,385


          Effect of dilutive securities:
             Stock options                                                       --         --           --           8
                                                                           --------   --------    ---------   ---------
             Denominator for diluted earnings (loss) per share of common
             stock adjusted - weighted-average shares outstanding             9,342      9,351        9,340       9,393


          Basic earnings (loss) per share of common stock                  $   0.25   $   0.52    $   (2.62)  $    1.39

          Diluted earnings (loss) per share of common stock                $   0.25   $   0.52    $   (2.62)  $    1.39

     For the quarter and nine months ended September 30, 2001 no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

3. INVESTMENTS

     The Company's investments in available-for-sale securities at September 30, 2001 are summarized as follows:

                                                                            COST OR     GROSS       GROSS
                                                                           AMORTIZED  UNREALIZED  UNREALIZED
                                                                             COST       GAINS       LOSSES    FAIR VALUE
                                                                           ---------  ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
            Fixed-maturity securities:
              Bonds:
               U. S. Government and Agencies                               $ 163,010  $    6,715  $     126   $  169,599
               State, Municipalities and
                Political Subdivisions                                       123,524       2,452        259      125,717
               Mortgage-backed securities, U.S. Government                    68,529       1,420         12       69,937
               Corporate                                                     198,008       5,417        205      203,220
                                                                           ---------  ----------  ---------   ----------
            Total fixed-maturity securities                                  553,071      16,004        602      568,473
            Equity securities                                                 29,386         483      5,472       24,397
                                                                           ---------  ----------  ---------   ----------
            Total                                                          $ 582,457  $   16,487  $   6,074   $  592,870
                                                                           =========  ==========  =========   ==========

4.   FEDERAL INCOME TAXES

     The components of the federal income tax provision (benefit) in the accompanying statements of income are summarized as follows:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               -------------------
                                                                  2001      2000
                                                               ---------   -------
                                                                 (IN THOUSANDS)
                    Current                                    $    (312)  $ 1,326
                    Deferred                                     (15,095)    2,427
                                                               ---------   -------
                    Total                                      $ (15,407)  $ 3,753
                                                               =========   =======

     A reconciliation of income tax expense (benefit) in the accompanying statements of income are summarized as follows:

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ------------------------
                                                                          2001          2000
                                                                       ---------     ----------
                                                                           (IN THOUSANDS)
                    Federal income tax at 35%                          $ (13,960)    $   5,887
                    Increase (decrease) in taxes resulting from:
                       Tax-exempt interest                                (1,680)       (2,454)
                       Dividends received deduction                           --           (30)
                       Goodwill                                              158           158
                       Other                                                  75           192
                                                                       ---------     ---------
                    Total                                              $ (15,407)    $   3,753
                                                                       =========     =========

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

     The following table presents information about reportable segment income
(loss) and segment assets as of and for the periods indicated (dollars in thousands):

                                                               Direct Healthcare      Assumed
                                                              Liability Insurance   Reinsurance     Other      Total
                                                              --------------------  ------------  ---------  ----------
     Nine Months Ended September 30, 2001
      Premiums earned                                           $      112,851      $    51,244   $      --  $  164,095

      Net investment income                                                 --               --      27,339      27,339
      Realized investment gains                                             --               --       4,140       4,140
      Equity in earnings from affiliate                                     --               --       1,039       1,039
      Other revenue                                                         --               --         415         415
                                                                --------------      -----------   ---------  ----------
      Total revenues                                                   112,851           51,244      32,933     197,028

      Losses and loss adjustment expenses                              150,477           44,744          --     195,221
      Other operating expenses                                          34,653            5,799          --      40,452
      Interest expenses                                                     --               --       1,240       1,240
                                                                --------------      -----------   ---------  ----------
      Total expenses                                                   185,130           50,543       1,240     236,913
                                                                --------------      -----------   ---------  ----------
      Segment (loss) income before income taxes                        (72,279)             701      31,693     (39,885)
                                                                --------------      -----------   ---------  ----------

     Combined ratio                                                     164.05%           98.63%         --      144.38%
     Segment assets                                             $      164,596      $    45,606   $ 733,187  $  943,389

                                                               Direct Healthcare      Assumed
                                                              Liability Insurance   Reinsurance     Other       Total
                                                              --------------------  ------------  ----------  ----------
     Nine Months Ended September 30, 2000
      Premiums earned                                           $      111,962      $    17,115   $       --  $  129,077

      Net investment income                                                 --               --       25,557      25,557
      Realized investment losses                                            --               --         (144)       (144)
      Other revenue                                                         --               --          891         891
                                                                --------------      -----------   ----------  ----------
      Total revenues                                                   111,962           17,115       26,304     155,381
                                                                --------------      -----------   ----------  ----------

      Losses and loss adjustment expenses                               95,880           14,870           --     110,750
      Other operating expenses                                          24,908            2,332           --      27,240
      Interest expenses                                                     --               --          570         570
                                                                --------------      -----------   ----------  ----------
      Total expenses                                                   120,788           17,202          570     138,560
                                                                --------------      -----------   ----------  ----------
      Segment (loss) income before income taxes                         (8,826)             (87)      25,734      16,821
                                                                --------------      -----------   ----------  ----------

      Combined ratio                                                    107.88%          101.51%          --      107.35%
      Segment assets                                            $      118,097      $    10,075   $  658,857  $  787,029

                                                               Direct Healthcare      Assumed
                                                              Liability Insurance   Reinsurance     Other       Total
                                                              -------------------   -----------   ---------   ---------
     Three Months Ended September 30, 2001
      Premiums earned                                           $       35,551      $    23,369   $      --   $  58,920
      Net investment income                                                 --               --       9,627       9,627
      Realized investment losses                                            --               --       2,947       2,947
      Equity in earnings from affiliate                                     --               --         439         439
      Other revenue                                                         --               --         173         173
                                                                --------------      -----------   ---------   ---------
      Total revenues                                                    35,551           23,369      13,186      72,106
                                                                --------------      -----------   ---------   ---------

      Losses and loss adjustment expenses                               34,012           20,093          --      54,105
      Other operating expenses                                          11,808            2,887          --      14,695
      Interest expenses                                                     --               --         310         310
                                                                --------------      -----------   ---------   ---------
      Total expenses                                                    45,820           22,980         310      69,110
                                                                --------------      -----------   ---------   ---------
      Segment (loss) income before income taxes                        (10,269)             389      12,876       2,996
                                                                --------------      -----------   ---------   ---------

      Combined ratio                                                    128.89%           98.33%         --      117.29%
      Segment assets                                            $      164,596      $    45,606   $ 733,187   $ 943,389

                                                               Direct Healthcare      Assumed
                                                              Liability Insurance   Reinsurance     Other       Total
                                                              -------------------   -----------   ---------   ---------
     Three Months Ended September 30, 2000
      Premiums earned                                           $       38,745      $     6,683   $      --   $  45,428
      Net investment income                                                 --               --       8,801       8,801
      Realized investment gains                                             --               --         753         753
      Other revenue                                                         --               --         276         276
                                                                --------------      -----------   ---------   ---------
      Total revenues                                                    38,745            6,683       9,830      55,258
                                                                --------------      -----------   ---------   ---------

      Losses and loss adjustment expenses                               33,481            5,257          --      38,738
      Other operating expenses                                           8,633            1,204          --       9,837
      Interest expenses                                                     --               --         173         173
                                                                --------------      -----------   ---------    --------
      Total expenses                                                    42,114            6,461         173      48,748
                                                                --------------      -----------   ---------    --------
      Segment (loss) income before income taxes                         (3,369)             222       9,657       6,510
                                                                --------------      -----------   ---------    --------

      Combined ratio                                                    108.70%           96.67%         --      107.31%
      Segment assets                                            $      118,097      $    10,075   $ 658,857    $787,029

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

     The Company was a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages that were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate then filed an appeal of this ruling with the district court of appeal. On April 26, 2001, the appellate court affirmed the judgment in favor of the Company. On May 25, 2001, the court of appeal denied Plaintiff's petition for rehearing. On July 11, 2001, the California Supreme Court denied Plaintiff's petition for review. This terminated the action in favor of the Company.

7.   ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities was effective January 1, 2001. This pronouncement did not have any effect on the financial position or results of operations of the Company as it currently does not use derivative instruments.

     In June, 2001, the FASB issued FAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. The Company is currently assessing the financial impact SFAS No. 141 and No. 142 will have on its Consolidated Financial Statements.

8.   COMPREHENSIVE INCOME

     Total comprehensive income (loss) was $9,175 and ($16,139) for the three and nine months ended September 30, 2001 and $9,314 and ($16,713) for the three and nine months ended September 30, 2000.

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

     Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company's estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE) and expectations concerning the Company's ability to retain its current insureds and to profitably expand its product lines and its business in existing and into new geographical areas, including through its affiliation with a major insurance broker, Brown & Brown, and through its reinsurance operations are dependent upon a variety of factors, including future economic, competitive and market conditions; future legislative and regulatory changes; the inherent difficulty and uncertainty in making property and casualty loss and LAE estimates; and the cyclical nature of the property and casualty industry, and the occurrence of catastrophic events, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the Company's future results will be, in large part, dependent upon the successful growth and profitability of a new business segment, assumed reinsurance, in which the Company has only limited experience. The Company is also subject to certain structural risks, including statutory restrictions on intercompany transactions within the Company's holding company structure. These risks and uncertainties are discussed in more detail under "Business - Risk Factors," and "Management's Discussion and Analysis - General" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated Operating Results
------------------------------

     Total revenues were $72.1 million for the three months ended September 30, 2001, an increase of 30.3% over total revenues of $55.3 million for the same period in 2000. Premiums earned increased $13.5 million to $58.9 million for the third quarter ended September 30, 2001, of which a $16.7 million increase was produced by the assumed reinsurance segment and a $3.2 million decrease was reported by the direct healthcare liability segment.

     Net investment income increased to $9.6 million for the three months ended September 30, 2001, an increase of 9.4% from $8.8 million a year ago. The increase was a result of a 10.2% increase in average invested assets. Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines. The average rate of return on invested assets was 5.41% and 5.25% for the three months ended September 30, 2001 and 2000, respectively.

     Total expenses were $69.1 million for the three months ended September 30, 2001, an increase of $20.4 million or 41.9% over total expenses of $48.7 million for the same period in 2000. The loss ratios were 91.8% and 85.3% in the third quarter of 2001 and 2000 respectively. The increase principally reflects less favorable reserve development in the third quarter of 2001 compared to the prior year. Also contributing to the increase in total expenses was a $4.9 million increase in other operating expenses during the third quarter of 2001, including higher commission expenses as a result of increased broker-produced premiums and a $500,000 charge related to the closure of three marketing offices outside of California.

     The Company recorded net income of $2.4 million for the three months ended September 30, 2001 as compared to net income of $4.9 million for the corresponding period in 2000.

     Other comprehensive income or loss represents the change in unrealized gains and losses on invested assets occurring during the period. As a result of changes occurring in the fixed income and securities markets, the Company had comprehensive gains of $6.8 million (net of tax) in the third quarter of 2001.

Direct Healthcare Liability Insurance Segment
---------------------------------------------

Premiums.   Premiums earned in the direct healthcare liability insurance segment decreased by approximately $3.2 million, or 8.0% to $35.6 million for the three months ended September 30, 2001 from $38.8 million for the same period in 2000. The decrease is attributable to lower hospital premiums and higher ceded reinsurance premiums in the 2001 third quarter.

     Gross premiums written were $22.7 million in the 2001 third quarter, and net premiums written were $17.6 million. At the end of 2000, the Company changed its accounting method to recognize written premiums on the effective date of the policy rather than on the date premiums are billed. This change in accounting had the effect of significantly changing the timing of written premium recognition in the direct healthcare liability segment. The Company issues a large majority of its policies in this segment on January 1 each year, and bills for the premium quarterly. In the first quarter of 2001, the Company recognized gross and net written premiums of $98.0 million and $94.6 million, respectively, of which in 2000 and prior years a significant portion would have been ratably recognized in subsequent quarters during the year. For example, in the 2000 third quarter, the Company had gross written premiums of $41.2 million and net written premiums of $38.0 million.

The accounting change had no effect on the recognition of premiums earned, which are considered earned ratably under either method of accounting. This difference in accounting, however, accounts for the greater amount of premiums earned in the 2001 third quarter in comparison to the net written premiums during the quarter.

Losses and LAE.   Losses and LAE in the direct healthcare liability insurance segment increased to $34.0 million in the third quarter of 2001 from $33.5 million for the same period in 2000. The loss ratios were 95.7% and 86.4% in the third quarter of 2001 and 2000, respectively. Loss ratio is defined as the ratio of losses and LAE incurred to net premiums earned. The increase in the 2001 loss ratio reflects less favorable reserve development in the third quarter of 2001 compared to the prior year. During the 2001 third quarter, the Company reduced its prior years' loss and LAE reserve estimates for the direct healthcare liability insurance segment by $1.7 million. In the prior year third quarter, the Company reduced prior year loss and LAE reserves by $8.7 million.

     The Company has adopted and proposed healthcare liability rate increases in the principal states outside of California in which it does businesses. These increases average approximately 50%, and most took effect on September 1, 2001. The Company has also adopted stricter underwriting standards in these states, and has placed moratoriums on underwriting new business in certain states.

Other Operating Expenses.     Other operating expenses for the direct healthcare
liability insurance segment increased to $11.8 million for the three months ended September 30, 2001 as compared to $8.6 million for the same period in 2000. The increase was attributable to a charge of $0.5 million incurred in the 2001 quarter related to the closing of the three marketing offices, increased commission expenses due to a greater proportion of broker produced business in
2001 and higher operating expenses generally.   The resulting expense ratio for
the 2001 quarter was 33.2% compared to 22.3% for the three months ended September 30, 2000. The expense ratio is the ratio of expenses to net premiums earned.

Assumed Reinsurance Segment
---------------------------

Premiums. Premiums earned in the assumed reinsurance segment increased to $23.4 million for the three months ended September 30, 2001 from $6.7 million for the same period in 2000. The increase of $16.7 million in the third quarter of 2001 reflects the anticipated growth in this segment. Premiums earned included approximately $9.2 million under casualty programs, $2.6 million under property programs, $8.9 million under accident and health programs and $2.7 million under its marine program. Gross written premiums for the three months ended September 30, 2001 were $37.9 million, and net written premiums were $35.2 million compared to $8.8 million and $8.8 million in 2000.

Losses and LAE.     Losses and LAE in the assumed reinsurance segment increased to $20.1 million for the three months ended September 30, 2001 from $5.3 million for the same period in 2000. The loss ratio increased to 86.0% in 2001 from
78.7% a year ago.   The Company accrued $2.0 million of losses incurred in the
2001 quarter from the September 11, 2001 terrorist attack in New York. The Company will monitor these estimated losses as additional information becomes available. The Company does not believe its total exposure from the attack will exceed $5.0 million on a pre-tax basis.

Other Operating Expenses.     Other operating expenses for the assumed
reinsurance segment increased $1.7 million to $2.9 million for the three months ended September 30, 2001 from $1.2 million for the same period in 2000. The increase reflects commission expenses associated with higher premiums in 2001 as compared to 2000. The expense ratio for the three months ended September 30, 2001 and 2000 decreased to 12.4% from 18%, respectively due to the higher premium volume in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated Operating Results
------------------------------

     Total revenues were $197.0 million for the nine months ended September 30, 2001, an increase of $41.6 million or 26.8% over total revenues of $155.4 million for the same period in 2000. Premiums earned increased $35.0 million, or 27.1% during the first nine months in 2001 as compared to the corresponding period a year ago. The increased premiums earned were almost entirely from the assumed reinsurance segment.

     Net investment income increased to $27.3 million for the nine months ended September 30, 2001, an increase of 7% from $25.6 million a year ago. The increase was a result of a 7.1% increase in average invested assets and a shift in investment mix from tax-exempt securities to higher yielding taxable bonds in 2001. During the nine months ended September 30, 2001, the Company realized $4.1 million of investment gains as compared to $0.1 million in realized investment losses for the same period in 2000. Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines. The average rate of return on invested assets was 5.17% and 5.00% for the nine months ended September 30, 2001 and 2000 respectively.

     Total expenses were $40.5 million for the nine months ended September 30, 2001, an increase of 48.5% over total expenses of $27.2 million for the same period in 2000. During the second quarter of 2001, the Company strengthened its loss and LAE reserves by $26.4 million to reflect unanticipated increases in estimated losses incurred in prior years and the recognition of rate inadequacies for certain existing policies, in both cases relating to physician
business outside California.    Also contributing to the increase in total
expenses was a $13.2 million increase in other operating expenses during the first nine months of 2001, including a write off of $3.6 million of deferred policy acquisition costs related to physician business outside of California, higher commission expenses as a result of increased broker-produced premiums in 2001 compared to 2000 and an increase in other operating expenses.

     Net loss for the nine months ended September 30, 2001 was $24.5 million, compared with net income of $13.1 million for the corresponding period in 2000. Net loss reported in 2001 reflects reserve strengthening for prior years' businesses, higher loss costs and expected premium deficiencies for the current year, write-off of deferred acquisition costs, increased commission and higher operating expenses.

     Other comprehensive income or loss represents the change in unrealized gains and losses on invested assets occurring during the period. As a result of changes occurring in the fixed income and securities markets, the Company had comprehensive gains of $8.3 million (net of tax) in the first nine months of 2001.

Direct Healthcare Liability Insurance Segment
---------------------------------------------

Premiums. Premiums earned in the direct healthcare liability insurance segment remained largely unchanged at $112.9 million for the nine months ended September 30, 2001 compared to $112.0 million for the same period in 2000.

     Gross written premiums were $136.7 million, and net written premiums were $123.8 million in the nine months ended September 30, 2001 in the healthcare liability insurance segment. As discussed above, at the end of 2000 the Company changed its accounting method to recognize written premiums on the effective date of the policy rather than on the date premiums are billed. This change in accounting had the effect of accelerating written premium recognition in the direct healthcare liability insurance segment. For the nine months ended September 30, 2000, the Company had gross written premiums of $119.6 million and net written premiums of $111.9 million, respectively.

Losses and LAE.   Losses and LAE in the direct healthcare liability insurance segment increased to $150.5 million for the nine months ended September 30, 2001 from $95.9 million in the same period of 2000. The loss ratios were 133.3% and 85.6% in the nine months ended September 30, 2001 and 2000, respectively. The large increase in the 2001 loss ratio reflects an increase in the previous estimate of prior years' incurred loss and LAE levels. As discussed above, during the first nine months of 2001, the Company strengthened its prior years' loss reserves and included an additional reserve for premium inadequacy on current policies, in the aggregate amount of $16.3 million due almost entirely to adverse loss developments in its physician healthcare liability insurance business outside of California. In the first nine months of 2000, the Company reduced its prior years' loss and LAE reserve estimates in the amount of $34.0 million.

Other Operating Expenses.     Other operating expenses for the direct healthcare
liability insurance segment increased to $34.7 million for the nine months ended September 30, 2001 as compared to $24.9 million for the same period in 2000.
The increase was due partially to a $3.6 million write-off of the deferred acquisition costs related to physician business outside of California recorded in the second quarter of 2001. The remaining increase was attributable to an increase in commission expense as a result of increased broker-produced premiums during 2001, costs related to the office closures, and higher operating expenses. The resulting expense ratio for the nine months ended September 30, 2001 was 30.7% compared to 22.2% a year ago.

Assumed Reinsurance Segment
---------------------------

Premiums. Premiums earned in the assumed reinsurance segment increased to $51.2 million for the nine months ended September 30, 2001 from $17.1 million for the same period in 2000. The increase of $34.1 million in the nine months ended September 30, 2001 reflects the anticipated growth in this segment. Premiums earned included approximately $18.3 million under casualty programs, $7.5 million under property programs, $19.9 million under accident and health programs and $5.5 million under its marine program. Gross written premiums were $74.6 million, and net written premiums were $70.5 million. For the same period in 2000, gross written premiums were $19.4 million, and net written premiums were $19.4 million.

Losses and LAE. Losses and LAE in the assumed reinsurance segment increased to $44.7 million for the nine months ended September 30, 2001 from $14.9 million for the same period in 2000. The loss and LAE ratio increased slightly to 87.3% in 2001 from 86.9% a year ago.

Other Operating Expenses.     Other operating expenses for the assumed
reinsurance segment increased $3.5 million to $5.8 million for the nine months ended September 30, 2001 from $2.3 million for the same period in 2000. The increase reflects higher commission expenses associated with higher premiums in 2001 as compared to 2000. The expense ratio for the nine months ended September 30, 2001 and 2000 were 11.3% and 13.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

     Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 2001, the Company had positive cash flow from operations of $20.4 million compared to a negative cash flow of $7.7 million in 2000. The positive cash flow in 2001 was principally due to the receipt of increased assumed reinsurance premiums for which incurred losses had not yet been paid.

     The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company's current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company's portfolio of unaffiliated equity securities was $24.4 million at September 30, 2001. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

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

     The Company has entered into a Credit Agreement with Union Bank of California, N.A., First Union National Bank, and Dresdner Bank AG, as lenders. Under the Credit Agreement, the Company may borrow up to $40.0 million, from time to time, subject to certain conditions. The Company may use the proceeds from the Credit Agreement for general corporate purposes and certain other permitted uses. Borrowings under the line of credit were $27.0 million at September 30, 2001.

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

     During May 2001, the Board of Directors authorized the continuation of the Company's 1999 program to repurchase up to 1,000,000 shares of the Company's common stock on the open market. This authorization extended the Company's 1999 program that expired in May 2001. Under this 1999 program as extended, 391,420 shares have been repurchased. During the three months ended September 30, 2001, the Company repurchased 30,600 shares at a total cost of $516,403.

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

     The Company invests its assets primarily in fixed-maturity securities, which at September 30, 2001 comprised 78% of total investments at market value. U.S. government and tax-exempt bonds represent 51.9% of the fixed-maturity investments, with the remainder consisting of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 3.3% of total investment at market value. The remaining 18.7% of the investment portfolio consists of real estate investments and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

     At September 30, 2001, the value of the fixed maturity portfolio was $15.4 million above amortized cost. At December 31, 2000 the Company's fixed maturities were valued at $0.9 million below amortized cost.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free courtesy defense by an attorney who had represented the interests of the Company's insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages that were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate then filed an appeal of this ruling with the district court of appeal. On April 26, 2001, the appellate court affirmed the judgment in favor of the Company. On May 25, 2001, the court of appeal denied Plaintiff's petition for rehearing. On July 11, 2001, the California Supreme Court denied Plaintiff's petition for review. This terminated the action in favor of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

None

(b) The Company filed no reports on Form 8-K during the quarterly period ended September 30, 2001.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCPIE HOLDINGS INC.


Date: November 8, 2001              By: /s/ Patrick Lo
                                        --------------------------------------
                                                       Patrick Lo
                                            Senior Vice President and Chief
                                                   Financial Officer