Form 10-K405
period 2001-12-31
SCPIE HOLDINGS INC
filed 2002-04-01
CIK 1013609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File No. 1-12449

SCPIE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4557980
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
1888 Century Park East, Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 551-5900

Securities registered pursuant	Name of Exchange on which registered:
to Section 12(b) of the Act:
Preferred Stock, par value $1.00 per share	New York Stock Exchange
Common Stock, par value $0.0001 per share	New York Stock Exchange
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at March 18, 2002, was approximately $172,633,763 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

The number of shares of the registrant’s Common Stock outstanding as of March 18, 2002, was 9,818,066.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 16, 2002 (only portions of which are incorporated by reference).

PART I

ITEM 1.    BUSINESS

GENERAL

SCPIE Holdings Inc. (the Company or SCPIE Holdings) is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is a provider of medical malpractice insurance and related liability insurance products to physicians, healthcare facilities and others engaged in the healthcare industry. Since August 1999, the Company has also been actively engaged in developing a diverse portfolio of assumed reinsurance treaties to complement its direct insurance business. Reinsurance treaties have principally included professional and automobile liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages, and a broad spread of marine insurance.

The Company conducts its insurance business through three insurance company subsidiaries. The largest, SCPIE Indemnity Company (SCPIE Indemnity), is licensed to conduct a direct insurance business only in California, its state of domicile. American Healthcare Indemnity Company (AHI), domiciled in Delaware, is licensed to transact insurance in 47 states and the District of Columbia. American Healthcare Specialty Insurance Company (AHSIC), domiciled in Arkansas, is eligible to write policies as an excess and surplus lines insurer in 34 states and the District of Columbia. All three companies generally have the right to participate in domestic and international reinsurance treaties. The Company also has an insurance agency subsidiary, SCPIE Insurance Services, Inc., two subsidiary corporations providing management services, a corporate reinsurance intermediary and a corporate member of Lloyd’s of London (Lloyd’s), SCPIE Underwriting Limited, which commenced operations in January 2001 as a member of two Lloyd’s underwriting syndicates.

The Company was founded in 1976 as Southern California Physicians Insurance Exchange (the Exchange), a California reciprocal insurance company, and for the next 20 years conducted its operations as a large policyholder-owned California medical malpractice insurance company. SCPIE Holdings was organized in Delaware in 1996 and acquired the business of the Exchange and the three insurance company subsidiaries in a reorganization that was consummated on January 29, 1997. The policyholders of the Exchange became the stockholders of SCPIE Holdings in the reorganization, and SCPIE Holdings concurrently sold additional shares of common stock in a public offering. The common stock of SCPIE Holdings is listed on the New York Stock Exchange under the trading symbol “SKP.”

For purposes of this Annual Report on Form 10-K, the “Company” refers to SCPIE Holdings and its subsidiaries. The term “Insurance Subsidiaries” refers to SCPIE Indemnity, AHI and AHSIC.

INFORMATION ABOUT SEGMENTS

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. In direct (or primary) insurance activities, the insurer assumes the risk of loss from persons or organizations that are directly subject to the risks. Such risks may relate to liability (or casualty), property, life, accident, health, financial or other perils that may arise from an insurable event. In reinsurance activities, the reinsurer assumes defined portions of similar or dissimilar risks that primary insurers or other reinsurers have assumed in their own insuring activities.

Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages, workers’ compensation coverages and marine coverages. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue.

The following table sets forth information concerning the Company’s revenues, operating income and identifiable assets attributable to each of its business segments for the year ended December 31, 2001.

YEAR ENDED DECEMBER 31, 2001	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$168,600	$112,207	$—	$280,807

Premiums earned	$156,442	$79,493	$—	$235,895
Net investment income	—	—	35,895	35,895
Realized investment gains	—	—	5,707	5,707
Equity earnings from affiliates	—	—	1,327	1,327
Other revenue	—	—	875	875

Total revenues	156,442	79,493	43,804	279,739
Losses and loss adjustment expenses	220,311	84,162	—	304,473
Other operating expenses	45,820	18,912	—	64,732
Interest expense	—	—	1,416	1,416

Total expenses	266,131	103,074	1,416	370,621

Income (loss) before federal income tax	$(109,689)	$(23,581)	$42,388	$(9,882)

Combined ratio	170.11%	129.66%	—	157.09%
Segment assets	$211,125	$58,200	$708,321	$977,646

The Company incurred significant losses in both segments during 2001. The losses in the direct healthcare liability insurance segment were almost entirely attributable to adverse experience incurred by the Company under policies issued to physicians and medical groups in states outside California. Adverse experience included both losses incurred under policies issued and renewed during 2001 and increases in loss reserves for policies issued in prior years. The Company instituted a number of premium rate increases and stricter underwriting standards during 2001 in an attempt to improve results. The Company and the independent insurance agency for the principal non-California programs have recently agreed to terminate the Company’s participation no later than March 2003. In the meantime, the Company continues to apply very strict underwriting requirements and has the full advantage of the rate increases on policies issued and renewed under these programs. See Direct Healthcare Liability Insurance Segment Overview and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The losses and loss adjustment expenses during 2001 in the assumed reinsurance segment include approximately $19.6 million of estimated net losses incurred as a result of the September 11, 2001, terrorist attack on the World Trade Center, Pentagon and certain airlines. These losses are estimated principally under various property, general liability, accident and health and workers’ compensation reinsurance treaties. In addition, the Company incurred a charge of $8.5 million against net premiums earned in its assumed reinsurance segment attributable to September 11 estimated losses under a 1996 letter of credit arrangement indexed to a portfolio of worldwide catastrophe excess of loss reinsurance business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to Consolidated Financial Statements. Excluding the impact of the September 11 attack, the 2001 combined ratio for the segment would have been 94.5%.

On February 21, 2002, A.M. Best & Co. (A.M. Best), the leading rating organization for the insurance industry, downgraded the financial strength rating of the Company’s insurance company subsidiaries to B++ (Very Good) from A (Excellent). The stated reason for the downgrade was the effect the losses for 2001 will have on the capitalization of the Company in relation to significant premium growth that occurred during 2001. This downgrade could have a material adverse effect on the ability of the Company to maintain its volume of premiums written and earned, particularly in the Assumed Reinsurance Segment. See Risk Factors—Importance of A.M. Best Rating.

DIRECT HEALTHCARE LIABILITY INSURANCE SEGMENT

Overview and Developments During 2001—The Company has been a leading provider of medical malpractice insurance in California for many years. Medical malpractice insurance, or medical professional liability insurance, insures the physician, dentist, hospital or other healthcare provider or facility against liabilities arising from the rendering of, or failure to render, professional medical services. Based on data compiled by A.M. Best, total medical malpractice premiums in the United States in 2000 were approximately $6.3 billion. In California, the second largest market for medical malpractice insurance based on direct premiums written, approximately $584.4 million of medical malpractice premiums were written in 2000. The Company’s share of the medical malpractice premiums written in California in 2000 was approximately 17.6% and the Company was the second largest writer in the state. During 2001, the Company had premiums earned under policies issued to California insureds of approximately $116.8 million, or 70.6% of the total premiums earned in the direct healthcare liability insurance segment.

Expansion into Other Markets—Prior to 1996, the Company did not offer medical malpractice insurance outside California, and insured only a small number of hospitals and other healthcare facilities. In that year, the Company adopted a strategy to meet the needs of what it perceived to be a changing healthcare market, the growth of managed care and the emergence of multi-state integrated healthcare providers and delivery systems. The Company undertook a new strategy that included (i) expanding the types of products offered to include comprehensive hospital and related liability coverages for large healthcare systems and (ii) diversifying geographically into states other than California, while (iii) maintaining the Company’s historic relationship with its primary policyholder base of California physician and medical group insureds.

From 1997 through 1999, the Company added more than 75 hospitals to its program. These policies were written through national and regional brokers and covered facilities in four states, in addition to California. At approximately the same time, the Company undertook a major geographic expansion in the physician and small medical group market through an arrangement with Brown & Brown, Inc. (Brown & Brown), one of the nation’s top independent insurance agency organizations. This arrangement commenced January 1, 1998, and eventually encompassed nine states, the largest in terms of premium volume being Connecticut, Florida and Georgia.

During 2000, the Company entered into a separate arrangement with Brown & Brown covering the California and Texas portion of a dental liability program developed by Brown & Brown. The Company also reinsures the entire risk of policies issued nationally by another insurer to oral and maxillofacial surgeons marketed by Brown & Brown.

The Company also expanded its operations outside California during the past few years through sales of professional liability policies to physicians who do not meet the normal underwriting criteria of the Company. These non-standard policies were issued in a number of states through brokers at higher premiums.

In 2001, the Company undertook the insurance of physicians in Delaware through a single Delaware broker. At December 31, 2001, the Company insured approximately 140 physicians under this program.

The Company has also developed and marketed ancillary liability insurance products for the healthcare industry including directors and officers’ liability insurance for healthcare entities, errors and omissions coverage for managed care organizations and billing errors and omissions coverage for the medical profession. These represent a small part of the business.

Discontinuance of Hospital Program—The Company encountered intense price competition in its efforts to significantly expand its large hospital and other healthcare facility writings. The Company was able to expand by offering policies at competitive rates for the coverage provided. During 2000, the Company incurred material adverse loss experience under many of these policies, including policies issued to hospitals that had already left the Company for lower rates offered by other insurers. The Company declined to renew a number of its hospital policies or offered renewal only at substantially increased premium rates. At the beginning of 2001, the Company insured only 15 hospitals. This number is now reduced to 10 hospitals insured, and the Company expects to completely withdraw from this business through nonrenewal of policies during 2002. The Company did not incur material losses in its hospital program during 2001.

Losses During 2001 in Non-California Physician Programs—In 2001, the Company derived approximately 30% of its healthcare liability premium volume from policies issued outside the state of California, principally under the Brown & Brown and nonstandard physician programs. In the second quarter of 2001, the Company recognized that it had seriously underestimated losses incurred under these programs for prior years and during the first quarter of 2001. The Company strengthened its prior-years’ loss reserves at mid-year approximately $18.7 million to reflect these higher estimates, and included an additional provision of $7.5 million for expected losses because of premium inadequacy on then current policies under these programs. The Company implemented significant premium increases, averaging approximately 40%, in its principal non-California markets, and immediately instituted more stringent underwriting and pricing guidelines in these states. The Company also commissioned an independent claims study to confirm the results of its reserve estimates. Throughout the remainder of 2001, the Company continued to evaluate its premiums rates in these markets and institute or apply for additional rate increases where appropriate.

At the end of 2001, significant additional losses emerged under these programs, principally involving adverse experience in the fourth quarter on policies in effect during 2001. The Company increased its reserves by an additional amount of approximately $27.3 million for the 2001 policy year and established a premium deficiency provision of $7.9 million at year end for expected losses on existing policies. These reserve actions resulted in a significant underwriting loss in the direct healthcare liability insurance segment.

The Company and Brown & Brown have an reached agreement to terminate both the physician and dental programs no later than March 6, 2003. In the interim, Brown & Brown will attempt to identify an insurance company or companies to replace the Company. The Company will continue to issue and renew those policies under the Brown & Brown programs that satisfy stringent underwriting standards now in place. The Company will also have the benefit of the increased rates for policies issued or renewed during the remainder of 2002 and early 2003. The Company is applying these same standards to the nonstandard physician policies renewed outside California. The Company is issuing no new nonstandard physician policies outside of California.

The Company expects the foregoing actions to decrease the number of physicians and medical groups insured outside of California throughout 2002. This decrease will be somewhat offset by higher premiums received from those physicians and medical groups that remain with the program. During 2001, the Company had net premiums earned under the Brown & Brown and non-California nonstandard physician programs of $37.0 million and $8.4 million, respectively.

During 2002, the Company will concentrate its efforts on maintaining its core physician and medical group business in California. The Company also intends to continue efforts to expand its physician and medical group business in Delaware and in selected other states. The Company does not expect to initiate any significant new programs outside California during 2002.

Products

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. The following table summarizes, by product, the direct premiums earned by the Company for the periods indicated:

FOR THE YEAR ENDED DECEMBER 31,	2001	2000	1999

	(In Thousands)
Physician and medical group liability:
Physician and medical group standard professional liability	$138,756	$122,288	$124,092
Nonstandard physicians	9,591	7,657	5,617
Emergency medicine program	763	2,880	2,243
Urgent care centers	55	111	234

Subtotal medical liability	149,165	132,936	132,186
Excess personal liability	649	673	705

Subtotal physician and medical group liability	149,814	133,609	132,891
Hospital liability	5,848	13,618	12,351
Healthcare provider liability	1,580	1,575	1,051
Healthcare facility liability	6,161	4,634	1,707
Dentist liability	2,533	707	—
Managed care organization errors and omissions	1,327	665	699
Medicare billing errors and omissions	372	368	—
Directors and officers’ liability	832	662	699

Total	$168,467	$155,838	$149,191

Physician and Medical Group Liability—The professional liability insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by, or as a result of, the performance of patient treatment, failure to treat and failure to diagnose a patient. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and also for certain other “premises” liabilities that may arise in the non-professional operations of the medical practice, such as slip-and-fall accidents, and a limited defense reimbursement benefit for proceedings instituted by state licensing boards and other governmental entities.

The policy issued to medical groups and their physician members includes not only professional liability coverage and defense reimbursement benefits, but also substantially more comprehensive coverages for commercial general liability and employee benefit program liability and also provides a small medical payment benefit to injured persons. The business liability coverage included in the medical group policy includes coverage for certain employment-related liabilities and for pollution, which are normally excluded under a standard commercial general liability form. The Company also offers, as part of its standard policy forms for both sole and group practitioners, optional excess personal liability coverage for the insured physicians. Excess personal liability insurance provides coverage to the physician for personal liabilities in excess of amounts covered under the physician’s homeowners and automobile policies. The Company has developed nonstandard programs that may exclude business liability coverages for certain physicians.

The professional liability coverages are issued primarily on a “claims made and reported” basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers “tail coverage” for claims reported after the expiration of the policy for occurrences during the coverage period. The price of the tail coverage is based on the length of time the insured has been covered under the Company’s claims made and reported policy. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. Free tail coverage is automatically provided to physicians with at least five consecutive years of coverage with the Company and who are also at least 65 years old.

Business liability coverage for medical groups and clinics and the excess personal liability insurance is underwritten on an occurrence basis. Under occurrence coverage, the coverage is provided for incidents that occur at any time the policy is in effect, regardless of when the claim is reported. With occurrence coverage, there is no need to purchase tail coverage.

The Company offers standard limits of insurance up to $10.0 million per claim or occurrence, with up to a $10.0 million aggregate policy limit for all claims reported or occurrences for each calendar year or other 12-month policy period. The most common limit is $1.0 million per claim or occurrence, subject to a $3.0 million aggregate policy limit. The Company’s limit of liability under the excess personal liability insurance coverage is $1.0 million per occurrence with no aggregate limit. The defense reimbursement benefit for governmental proceedings is $25,000, and the medical payments benefit for persons injured in non-professional activities is $10,000.

The Company has written professional liability insurance for oral surgeons in California for a number of years. Oral surgeons are frequently licensed physicians.

Hospital Liability—The Company wrote hospital liability insurance on both a claims made and reported basis and a modified occurrence basis that, in effect, includes a combination of occurrence coverage and tail coverage for up to seven years after the policy terminates. The policy issued to hospitals provides protection for professional liabilities related to the operation of a hospital and its various staff committees, together with the same business liability, medical payments and employee benefit program liability coverages included in the policy for large medical groups. The Company has effectively withdrawn from this market.

Healthcare Provider Liability/Healthcare Facilities Liability—The Company offers its professional liability coverage to a variety of specialty provider organizations, including hospital emergency departments, outpatient surgery centers, medical urgent care facilities and hemodialysis, clinical and pathology laboratories. The Company also offers its professional liability coverage to healthcare providers such as chiropractors, podiatrists and nurse practitioners. These policies include the standard professional liability coverage provided to physicians and medical groups, with certain modifications to meet the special needs of these healthcare providers. The policies are generally issued on a claims made and reported basis with the limits of liability up to those offered to larger medical groups. The limits of coverage under the current healthcare provider policies issued by the Company are between $1.0 million and $5.0 million per incident, subject to $3.0 million to $10.0 million aggregate policy limits.

Dentist Liability—In 2000, the Company initiated dental liability insurance coverage under a program developed by Brown & Brown in Texas and California. The program provides claims-made coverage to dentists and small dental groups. Brown & Brown markets this program in other states through another insurance company. This program will also terminate no later than March 6, 2003.

Managed Care Organization Errors and Omissions—The Company offers a policy for managed care organizations. The policy provides coverage for liability arising from covered managed care incidents or vicarious liability for medical services rendered by non-employed physicians. Covered services include peer review, healthcare expense review, utilization management, utilization review and claims and benefit handling in the operation of the managed care organizations. These policies are generally issued on a claims made and reported basis. The annual aggregate limit of coverage under the current managed care organization policies issued by the Company is $1.0 million.

Directors and Officers’ Liability—In 1996, the Company began to directly write renewals of directors and officers’ liability policies previously underwritten by other companies. In 1999, the Company began offering a new directors and officers’ liability policy, and expanded its marketing of this program. The directors and officers’ liability policies are generally issued on a claims made and reported basis. The limit of coverage on directors and officers’ liability policies written by the Company is $1.0 million.

Billing Errors and Omissions—In late 1999, the Company began offering a newly designed product that provides physicians and medical groups with protection for defense expenses and certain liabilities related to governmental investigations into billing errors and omissions to Medicare and other government-subsidized healthcare programs.

Marketing and Policyholder Services

Historically, the Company marketed its physician professional liability policies directly to physicians and medical groups in California. Infrequently, larger medical groups were written through insurance brokers. The Company actively marketed hospital policies through brokers when it commenced offering this coverage. During the past few years, brokered business has become a more important source of new business in California and the predominant source of new business in all other states.

The Company’s marketing organization has approximately 30 employees who directly solicit prospective policyholders, maintain relationships with existing insureds and provide marketing support to brokers. The Company’s marketing efforts include sponsorship by local medical associations, educational seminars, advertisements in medical journals and direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

The Company attracts new physicians through special rates for medical residents and discounts for physicians just entering medical practice. In addition, the Company sponsors and participates in various medical group and healthcare administrators programs, medical association and specialty society conventions and similar programs that provide visibility in the healthcare community.

The Company’s current marketing emphasis is directed toward California physicians and medical groups. During 2001, the Company closed marketing offices in Texas, Florida and Arizona. These offices had principally serviced hospital insureds and solicited large group accounts.

Underwriting

The Underwriting Department consists of a Senior Vice President in charge of Underwriting, three divisional underwriting managers, 14 underwriters and 15 technical and administrative assistants. Certain of these underwriters specialize in underwriting managed care organizations and directors and officers’ liability products. The Company’s underwriting department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company.

The Company performs a continuous process of reunderwriting its insured physicians, medical groups and healthcare facilities. Information concerning insureds with large losses, a high frequency of claims or unusual practice characteristics is developed through claims and risk management reports or correspondence.

Brown & Brown had performed most of the underwriting functions with respect to policies issued by the Company under its arrangement with Brown & Brown for physician professional liability and other coverages. The parties are in the process of terminating this relationship and the Company has assumed greater control over the establishment and application of underwriting standards.

Rates

The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and loss adjustment expense (LAE) experience it has developed over the past 25 years and upon rates charged by its competitors. The Company has various rating classifications based on practice, location, medical specialty, limits and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed nonstandard programs for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for managed care organizations utilizing data publicly filed by other insurers, and based in part on its recent experience. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. The rates for directors and officers’ liability are developed using historical data publicly filed by other insurers, financial analysis and loss history. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

The Company has consistently instituted annual overall rate increases in California during the past 10 years ranging from approximately 3.5% to 10.6%. Rate volatility has been considerably greater in other states, particularly in the principal states in the Brown & Brown program. Since the beginning of 2001, the Company has instituted average aggregate rates increases in Florida, Georgia, Connecticut and Texas of approximately 70%.

Claims

The Company’s Claims Department is responsible for claims investigation, establishment of appropriate case reserves for loss and LAE, defense planning and coordination, control of attorneys engaged by the Company to defend a claim and negotiation of the settlement or other disposition of a claim. Under most of the Company’s policies, except managed care organization errors and omissions policies, and directors and officers’ liability policies, the Company is obligated to defend its insureds, which is in addition to the limit of liability under the policy. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions. In almost all cases, the person bringing the claim against the physician is already represented by legal counsel when the Company learns of the potential claim.

The Claims Department staff includes managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The claims department staff consists of approximately 56 employees, including 16 clerical personnel. The Company has seven unit managers and three branch managers responsible for specific geographic areas, and additional units for specialty areas such as healthcare facilities, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

The Company vigorously defends its insureds against claims, but seeks to resolve expediently cases with high exposure potential. The defense of a healthcare professional liability claim requires significant cooperation between the litigation supervisor or claims department manager responsible for the claim and the insured physician. The Company’s policies require that a healthcare professional liability claim cannot generally be settled without the consent of the physician or the professional insured. California law requires that the insurer report such settlements to a medical disciplinary board, and federal law requires that any claim payment, regardless of amount, be reported to a national data bank which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees. Thus, the physician or other healthcare professional is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to his or her ability to practice. The claims department supervisor must be able to fully evaluate considerations of settlement or trial and to communicate effectively the Company’s recommendation to its insured. If the insured will not consent to a settlement offer, the Company may be exposed to a larger judgment if the case proceeds to trial.

The Company also maintains a risk management staff, including a vice president, department manager and six members. The risk management department works directly with medical groups and individual insureds to improve their procedures in order to minimize the incidence of claims.

ASSUMED REINSURANCE SEGMENT

In August 1999, the Company established a separate Assumed Reinsurance Division under the direction of two newly hired officers.

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

Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer or a reinsurer, while facultative reinsurance involves underwriting of individual risks. Coverage of the risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (or pro rata) reinsurance, the reinsurer shares proportionally in the original premiums and losses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.

Company Strategy

The Company has concentrated the majority of its assumed reinsurance portfolio on treaty reinsurance. Treaty reinsurers, including the Company, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. Such dependence subjects reinsurers in general to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded under the treaty may not adequately compensate the reinsurer for the risks assumed. The reinsurer’s evaluation of the ceding company’s risk management and underwriting practices will usually impact the pricing of the treaty.

The Company has focused its assumed reinsurance portfolio on pro rata agreements in which the ceding company bears a proportional share of the risk and therefore has the incentive to underwrite and price the business appropriately. Further, the Company’s pro rata participations are structured to take advantage of all reinsurance protections purchased by the ceding company. The Company has treaties principally with those ceding companies with which the Company’s officers have had past experience and can demonstrate that the ceding company has outperformed its peers in its areas of expertise. The Company also participates in excess of loss reinsurance arrangements, following the same approach outlined above, where the subject exposures can be completely identified, segmented geographically, priced accordingly and underwritten by specific individuals within the ceding company in whom the Company has confidence.

Reinsurance Programs

The principal reinsurance programs in which the Company is a participant are the following:

Casualty Programs—Approximately 41.5% of the Company’s expected assumed reinsurance premium written on treaties currently in effect is derived from a limited number of pro rata and excess of loss treaties for United States based ceding companies writing automobile, general liability, workers’ compensation and certain professional liability lines of business.

Property Programs—Approximately 20.8% of the Company’s expected assumed reinsurance premium written on treaties currently in effect is derived from a limited number of pro rata and excess of loss treaties for United States and international based ceding companies writing personal and commercial property coverage throughout the world.

Accident and Health and Workers’ Compensation Programs—Approximately 25.8% of the Company’s expected assumed reinsurance premium written on treaties currently in effect is derived from a limited number of pro rata treaties for United States based ceding companies coming from a single source, Reinsurance Management Group, Summit, New Jersey, in which the Company has a 20% ownership interest. Reinsurance Management Group is a specialist underwriting management firm writing various forms of accident and health reinsurance risks. In addition, the Company writes a small portfolio of international personal accident business on a pro rata treaty basis.

Marine Program—Approximately 11.9% of the Company’s expected assumed reinsurance premium written on treaties currently in effect is derived from pro rata treaties from a single Lloyd’s syndicate that specializes in writing marine insurance and reinsurance on a worldwide basis. The syndicate is managed by an affiliate of GoshawK Insurance Holdings plc (GoshawK). In November 1999, the Company purchased approximately 9.5% of the outstanding common stock of GoshawK, which is a publicly traded Lloyd’s underwriter. In 2001, Goshawk sold additional shares of its capital stock reducing the Company’s ownership to 4.1%. The Company entered into a quota share reinsurance treaty effective January 1, 2000, under which the Company has assumed 7.5% of GoshawK’s annual premium.

Corporate Name at Lloyd’s—In addition to the foregoing programs, effective January 1, 2001, the Company formed SCPIE Underwriting Limited, a limited liability corporate underwriting syndicate member at Lloyd’s which provides underwriting capacity to two Lloyd’s syndicates for the 2001 underwriting year. One syndicate wrote a varied portfolio of property and casualty insurance and reinsurance, while the other syndicate wrote a portfolio of professional liability risks.

Distribution

The Company’s predominant source of reinsurance business is through professional reinsurance intermediaries. At the present time, the Company writes through approximately 11 intermediaries located throughout the United States and in London.

Underwriting

All underwriting of the assumed reinsurance portfolio is the responsibility of the two senior officers who head the division. Likewise, these individuals are directly responsible for all on site audits of assumed reinsurance clients. The vast majority of assumed reinsurance treaties are written for a 12-month term and are subject to a process of reunderwriting at the end of each period prior to renewal agreement.

Claims

All individual excess of loss claims are reviewed by the two senior officers managing the reinsurance division, who recommend cash reserves and other action to be taken with respect to these claims. With respect to claims under pro rata treaties that are submitted in conjunction with monthly or quarterly premium accounts, these officers conduct periodic audits of these claims to confirm that they fall within the scope of the respective reinsurance treaties.

LOSS AND LAE RESERVES

The determination of loss reserves is a projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Included in its claims history are losses and LAE paid by the Company in prior periods and case reserves for anticipated losses and LAE developed by the Company’s Claims Department as claims are reported and investigated. Actuaries rely primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss cost trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made.

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

The Company utilizes both its internal actuarial staff and independent actuaries in establishing its reserves. The Company’s independent actuaries review the Company’s reserves for losses and LAE at the end of each fiscal year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates, in establishing the amount of its reserves for losses and LAE. The Company continually refines reserve estimates as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. Since medical malpractice insurance is a long-tail line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions, the Company has attempted to establish its loss and LAE reserves at what it believes are conservative levels.

The Company’s loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

DECEMBER 31,	2001	2000	1999

	(In Thousands)
Reserves for losses and LAE at beginning of year	$433,541	$449,864	$477,631
Less reinsurance recoverables	40,152	45,007	24,899

Reserves for losses and LAE, net of related reinsurance recoverable, at beginning of year	393,389	404,857	452,732

Reclassification of reinsurance contract	3,840	—	—
Provision for losses and LAE for claims occurring in the current year, net of reinsurance	290,649	194,717	183,959
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	13,824	(42,115)	(61,179)

Incurred losses during the year, net of reinsurance	304,473	152,602	122,780

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	36,006	15,181	13,742
Prior years	155,626	148,889	156,913

	191,632	164,070	170,655

Reserve for losses and LAE, net of related reinsurance recoverable, at end of year	502,390	393,389	404,857
Reinsurance recoverable for losses and LAE, at end of year	74,246	40,152	45,007

Reserves for losses and LAE, gross of reinsurance recoverable, at end of year	$576,636	$433,541	$449,864

Effective January 1, 1998, the Company entered into a facultative quota share reinsurance contract. The contract represents a percentage share retrocession of an adverse loss development contract of underlying medical malpractice risks written on or prior to December 31, 1997. Premiums were collected during 1998 – 2000. The contract is subject to a maximum limit and remains in force until 2023 or earlier provided the obligations under the contract have been fully satisfied. Based on the Company’s reevaluation of the contract provisions, beginning 2001 the Company reclassified $3.8 million of assumed premiums and corresponding losses recorded in prior periods to deposit reinsurance in accordance with FASB No. 113. This reclassification had no impact on net income for 2001.

The increase during 2001 in estimated losses and LAE for claims occurring in prior years was attributable to the significant adverse loss experience encountered during 2001 in the physician and medical group business outside the state of California. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.

The following table reflects the development of loss and LAE reserves for the periods indicated at the end of that year and each subsequent year. The line entitled “Loss and LAE reserves” reflects the reserves, net of reinsurance recoverables, as originally reported at the end of the stated year. Each calendar year-end reserve includes the estimated unpaid liabilities for that report or accident year and for all prior report or accident years. The section under the caption “Liability reestimated as of” shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each year. The line “Cumulative (redundancies) deficiencies” reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established. The section under the caption “Cumulative amount of liability paid through” shows the cumulative amounts paid related to the reserve as of the end of each subsequent year.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 2000 to be $100,000 was first reserved in 1990 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1991 through 2000 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

YEAR ENDED DECEMBER 31,	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001

	(In Thousands)
Loss and LAE reserves before reclassification								$452,732	$403,197	$390,600
Reclassification								$1,660	$1,128	$1,052
Loss and LAE reserves	$439,908	$465,423	$472,129	$449,566	$446,627	$440,302	$433,441	$451,072	$402,069	$389,548	$502,390

Liability reestimated as of:
One year later	409,966	421,994	411,915	391,733	386,872	387,094	339,673	389,893	359,954	403,374
Two years later	364,105	368,521	363,562	337,441	337,760	301,795	283,276	351,238	356,298
Three years later	316,220	325,073	315,712	304,063	264,813	259,022	250,962	341,763
Four years later	282,291	292,801	293,711	254,004	236,609	237,059	243,561
Five years later	261,344	274,304	262,879	239,372	221,537	236,363
Six years later	252,077	257,864	254,502	231,129	221,014
Seven years later	243,216	252,353	248,522	230,799
Eight years later	240,306	248,420	246,889
Nine years later	238,546	246,615
Ten years later	236,828
Cumulative (redundancies) deficiencies	(203,080)	(218,808)	(225,240)	(218,767)	(225,613)	(203,939)	(189,880)	(109,309)	(45,771)	13,826
Cumulative amount of liability paid through:
One year later	101,001	105,678	121,106	109,481	101,844	118,307	107,748	156,913	148,891	155,627
Two years later	171,429	184,883	192,519	170,603	170,932	181,116	179,016	246,835	238,718
Three years later	205,829	219,649	217,484	202,660	195,265	207,141	204,773	279,629
Four years later	221,884	232,379	231,794	213,431	207,454	217,460	216,448
Five years later	227,692	237,879	237,272	221,409	211,934	222,307
Six years later	231,277	240,363	241,904	224,555	213,257
Seven years later	232,416	242,698	242,736	224,882
Eight years later	233,784	242,818	242,875
Nine years later	233,552	242,850
Ten years later	233,567
Reserves before reclassification								542,732	403,197	390,600
Reclassification								1,660	1,128	1,052
Net reserves—December 31						440,302	433,441	451,072	402,069	389,548	502,390
Reinsurance Recoverables						19,267	21,529	24,898	45,007	40,152	74,246

Gross reserves						$459,569	$454,970	$475,970	$447,076	$429,700	$576,636

Prior to 2001, the Company consistently experienced favorable development in loss and LAE reserves established for prior years. During 2000, the Company experienced adverse loss development in its prior years reserves for hospitals and significant ongoing losses in this program, which resulted in less favorable loss development in 2000 than in prior years. In 2001, the Company experienced its first deficiency in its loss reserves for prior years. This deficiency was due to the significant adverse loss experience encountered in the physician and medical group business outside California. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company’s ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company’s financial statements. If the Company’s reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company’s financial condition or results of operations.

CEDED REINSURANCE—DIRECT HEALTHCARE LIABILITY INSURANCE

The Company follows customary industry practice by reinsuring a portion of its healthcare liability insurance risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 2001, the Company ceded $17.8 million of its earned premiums to reinsurers.

The Company’s reinsurance arrangements are generally placed through its exclusive reinsurance broker, Guy Carpenter & Company, Inc. For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident for its physician and medical group policies and had various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of allocated loss adjustment expenses (ALAE). For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retained the first $2.0 million of losses and ALAE per incident and the reinsurers covered losses in excess of this amount up to $70.0 million. For 2001, the Company retained the first $1.25 million of losses and LAE, and retention for non-hospital business was reduced to $1.25 million per incident. In addition, the Company bears an annual aggregate deductible of $1.75 million for losses in excess of the Company’s retentions.

The Company often has more than one insured named as a defendant in a lawsuit or claim arising from the same incident, and, therefore, multiple policies and limits of liability may be involved. The Company’s reinsurance program is purchased in several layers, the limits of which may be reinstated under certain circumstances, at the Company’s option subject to the payment of additional premiums.

Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd’s to avoid concentrations of credit risk. The following table identifies the Company’s most significant reinsurers, their percentage participation in the Company’s aggregate reinsured risk based upon premiums paid by the Company and their rating as of December 31, 2001. No other single reinsurer’s percentage participation in 2001 exceeded 5% of total reinsurance premiums.

	PREMIUMS CEDED FOR YEAR ENDED DECEMBER 31, 2001	RATING (1)	PERCENTAGE OF TOTAL REINSURANCE PREMIUMS

	(In Thousands)
Hannover Ruckversicherungs	$6,764	A+	39%
Lloyd’s of London Syndicates	7,514	A	43%
Zurich Re	1,889	A	11%

(1)	All ratings are assigned by A.M. Best.

The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist it in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company’s reinsurers to meet their obligations. Among the reinsurers to which the Company cedes reinsurance are certain Lloyd’s syndicates. In recent years, Lloyd’s has reported substantial aggregate losses that have had adverse effects on Lloyd’s in general and on certain syndicates in particular. In addition, there has been a decrease in the underwriting capacity of Lloyd’s syndicates in recent years. The substantial losses and other adverse developments could affect the ability of certain syndicates to continue to trade and the ability of insureds to continue to place business with particular syndicates. It is not possible to predict what effects the circumstances described above may have on Lloyd’s and the Company’s contractual relationship with Lloyd’s syndicates in future years. The Company understands that Lloyd’s syndicates have created new trust funds to hold reserves for reinsurance purchased by United States reinsureds gross of outward reinsurance. This arrangement applies to all purchases on or after August 1, 1995.

INVESTMENT PORTFOLIO

An important component of the Company’s operating results has been the return on its invested assets. Investments of the Company are made by investment managers under policies established and supervised by the Board. The Company’s investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields. The investment manager for the fixed maturity securities portfolio of the Company is Brown Brothers Harriman & Co.

All of the fixed maturity securities are classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported directly through stockholders’ equity, and have no effect on net income. The following table sets forth the composition of the Company’s investments in available-for-sale securities at the dates indicated:

	DECEMBER 31, 2001		DECEMBER 31, 2000
	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST	FAIR VALUE

	(In Thousands)
Fixed maturity securities:
U.S. government and agencies	$175,608	$177,718	$185,559	$187,873
State, municipalities and political subdivisions	126,431	126,516	180,528	181,880
Mortgage-backed securities, U.S. government	73,332	73,673	42,734	42,831
Corporate	189,854	191,237	158,345	153,682

Total fixed maturity securities	565,225	569,144	567,166	566,266
Common stocks	29,744	29,098	25,874	24,403

Total	$594,969	$598,242	$593,040	$590,669

The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. The Company’s portfolio of unaffiliated equity securities was $29.1 million at December 31, 2001.

The Company’s investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. The Company’s investment policy provides that fixed maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company’s fixed maturity investments at December 31, 2001:

TYPE/RATING OF INVESTMENT (1)	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE

	(In Thousands)
AAA (including U.S. government and agencies)	$313,519	$317,320	55.8%
AA	146,992	145,613	25.6
A	81,956	83,303	14.6
BBB	17,687	17,837	3.1
Non rated (2)	5,071	5,071	0.9

	$565,225	$569,144	100.0%

(1)
The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc. were used.

(2)	Includes a credit note received from a catastrophe reinsurance limited liability company controlled by Hannover Re with an amortized cost and fair value of $5.0 million.

The following table sets forth certain information concerning the maturities of fixed maturity securities in the Company’s investment portfolio as of December 31, 2001:

	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE

	(In Thousands)
Years to maturity:
One or less	$8,163	$8,256	1.5%
After one through five	88,656	90,453	15.9%
After five through ten	288,239	290,245	51.0%
After ten	106,835	106,517	18.7%
Mortgage-backed securities	73,332	73,673	12.9%

Totals	$565,225	$569,144	100.0%

The average weighted maturity of the securities in the Company’s fixed maturity portfolio as of December 31, 2001 was 5.6 years. The average duration of the Company’s fixed maturity portfolio as of December 31, 2001 was 4.8 years.

The Company also made a $15.0 million investment in a limited partnership, which in turn invests in a portfolio of offshore hedge funds, managed accounts and other professionally managed funds that pursue non-traditional investment strategies. The investment return depends on the performance of the portfolio. The investment had a value of $14.9 million at December 31, 2001. The financial advisor to the limited partnership is Credit Suisse First Boston International. See Notes 1 and 2 to Notes to Consolidated Financial Statements.

The Company maintains cash and highly liquid short-term investments, which at December 31, 2001 totaled $95.2 million.

The following table summarizes the Company’s investment results for the three years ended December 31:

FOR THE YEAR ENDED DECEMBER 31	2001	2000	1999

	(In Thousands)
FIXED MATURITY SECURITIES:
Average invested assets (includes short-term cash investments)(1)	$650,915	$648,156	$672,403
Net investment income:
Before income taxes	34,122	33,152	36,404
After income taxes	24,251	24,531	28,357
Average annual return on investments:
Before income taxes	5.24%	5.11%	5.41%
After income taxes	3.73%	3.78%	4.22%
Net realized investment gains (losses) after income tax	$3,708	$(149)	$(255)
EQUITY SECURITIES:
Average invested assets(2)	$26,751	$28,934	$35,239
Net investment income:
Before income taxes	223	499	927
After income taxes	204	381	742
Average annual return on investments:
Before income taxes	0.83%	1.73%	2.63%
After income taxes	0.76%	1.32%	2.11%
Net realized investment gains (losses) after income tax	$1	$(112)	$63
OTHER SECURITIES:
Average invested assets(3)	$23,410	$16,306	$16,633
Net investment income:
Before income taxes	1,550	500	307
After income taxes	1,008	325	199
Average annual return on investments:
Before income taxes	6.62%	3.07%	1.84%
After income taxes	4.30%	2.00%	1.20%
Net realized investment gains (losses) after income tax	$0	$0	$0

(1)	Fixed maturity securities at cost.
(2)	Equities at market.
(3)	Principally real estate and the other investment.

COMPETITION

The property and casualty insurance and reinsurance markets in which the Company competes are highly competitive. All of these markets have experienced severe price competition and expanding terms of coverage over the past several years.

In the California healthcare liability insurance market, the Company competes principally with three physician-owned mutual or reciprocal insurance companies and a physician-owned mutual protection trust for physician and medical group insureds. Each of these companies is actively soliciting insureds in Southern California, the Company’s primary area of operations, and each has offered very competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, large commercial insurance companies actively compete in this market, particularly for larger medical groups, hospitals and other healthcare facilities. These include the Farmers Group, Inc. and the CNA Insurance Companies.

The Company encounters similar competition from local physician-owned insurance companies and commercial companies in other states. The Company competes in other states principally through independent agents and brokers, such as its relationship with Brown & Brown, and by offering superior policyholder services. All markets in which the Company now writes insurance and in which it expects to enter have competitors with pre-existing relationships with prospective customers, name recognition in those states and in many cases greater financial and operating resources than the Company. At the present time the Company is substantially reducing its marketing efforts in states outside of California.

The Company competes in the United States and international reinsurance markets with numerous international and domestic reinsurance and insurance companies. These competitors include independent reinsurance companies, subsidiaries or affiliates of large established insurance companies, reinsurance departments of primary insurance companies and underwriting syndicates in Lloyd’s. A large majority of these competitors have greater financial resources than the Company, have been operating for considerably longer than the Company, and have established long-term and continuing business relationships throughout the industry. The Company competes in this large market through the relationships developed by its senior management over many years and the underwriting expertise and services that the Company provides. The Company has considered its A.M. Best “A (Excellent)” rating to be extremely important to its ability to compete in this segment. On February 21, 2002, A.M. Best reduced the Company’s rating to B++ (Very Good). This may adversely impact the Company’s ability to compete, particularly in the Assumed Reinsurance Segment. See A.M. Best Rating.

REGULATION

General

Insurance companies are regulated by government agencies in each state in which they transact insurance. The extent of regulation varies by state, but the regulation usually includes: (i) regulating premium rates and policy forms; (ii) setting minimum capital and surplus requirements; (iii) regulating guaranty fund assessments; (iv) licensing companies and agents; (v) approving accounting methods and methods of setting statutory loss and expense reserves; (vi) setting requirements for and limiting the types and amounts of investments; (vii) establishing requirements for the filing of annual statements and other financial reports; (viii) conducting periodic statutory examinations of the affairs of insurance companies; (ix) approving proposed changes of control; and (x) limiting the amounts of dividends that may be paid without prior regulatory approval. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

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

SCPIE Underwriting Limited is authorized under the laws of the United Kingdom to participate as a corporate member of Lloyd’s underwriting syndicates.

Most of the Company’s healthcare liability insurance policies are written in California where SCPIE Indemnity is domiciled. California laws and regulations, including the tort liability laws, and laws relating to professional liability exposures and reports, have the most significant impact on the Company and its operations.

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

Holding Company Regulation

SCPIE Holdings is subject to the California Insurance Holding Company System Regulatory Act (the Holding Company Act). The Holding Company Act requires the Company periodically to file information with the California Department of Insurance and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates of an “extraordinary” type may not be effected if the California Commissioner disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit and investments, in the net aggregate, involving more than the lesser of 3% of the insurer’s admitted assets or 25% of surplus as to policyholders, as of the preceding December 31.

The Holding Company Act also provides that the acquisition or change of “control” of a California insurance company or of any person or entity that controls such an insurance company cannot be consummated without the prior approval of the California Insurance Commissioner. In general, a presumption of “control” arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person or entity that controls a California insurance company, such as SCPIE Holdings. A person or entity seeking to acquire “control,” directly or indirectly, of the Company is generally required to file with the California Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

The Company is also subject to insurance holding company laws in other states that contain similar provisions and restrictions.

Regulation of Dividends from Insurance Subsidiaries

The Holding Company Act also limits the ability of SCPIE Indemnity to pay dividends to the Company. Without prior notice to and approval of the Insurance Commissioner, SCPIE Indemnity may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of such subsidiary’s statutory net income of the preceding calendar year or 10% of statutory surplus as of the preceding December 31. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Insurance Commissioner. In addition, an insurance company is required to give the California Department of Insurance notice of any dividend after declaration, but prior to payment.

The other Insurance Subsidiaries are subject to similar provisions and restrictions under the insurance holding company laws of the other states in which they are organized.

Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) has developed a methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital (RBC) formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its authorized control level RBC by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its authorized control level RBC. The threshold requiring the least regulatory attention is a company action level when total adjusted capital is less than or equal to 200% of the authorized control level RBC and the level requiring the most regulatory involvement is a mandatory control level RBC when total adjusted capital is less than 70% of authorized control level RBC. At the mandatory control level the state insurance commissioner is required to restrict the writing of business or place the insurer under regulatory supervision or control.

At December 31, 2000, each of the Insurance Subsidiaries authorized control level RBC substantially exceeded the threshold requiring the least regulatory attention. At December 31, 2001, SCPIE Indemnity exceeded this threshold by $32.8 million, a significantly smaller amount than at the end of the prior year.

Regulation of Investments

The Insurance Subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of these non-qualifying investments over specified time periods unless otherwise permitted by the state insurance authority under certain conditions.

Prior Approval of Rates and Policies

Pursuant to the California Insurance Code, the Company must submit rating plans, rates, policies and endorsements to the Insurance Commissioner for prior approval. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms or manuals if the Insurance Commissioner does not approve these items. In the past, all of the Company’s rate applications have been approved in the normal course of review. AHI is similarly required to make policy form and rate filings in most of the other states to permit the Company to write medical malpractice insurance in these states. AHSIC is required in many states to obtain approval to issue policies as a non-admitted excess and surplus lines insurer, but it is typically not required to obtain rate approvals.

Medical Malpractice Tort Reform

The California Medical Injury Compensation Reform Act (MICRA), enacted in 1975, has been one of the most comprehensive medical malpractice tort reform measures in the United States. MICRA currently provides for limitations on damages for pain and suffering of $250,000, limitations on fees for plaintiffs’ attorneys according to a specified formula, periodic payment of medical malpractice judgments and the introduction of evidence of collateral source benefits payable to the injured plaintiff. The Company believes that this legislation has brought stability to the medical malpractice insurance marketplace in California by making it more feasible for insurers to assess the risks involved in underwriting this line of business. Bills have been introduced in the California Legislature from time to time to modify or limit certain of the tort reform benefits provided to physicians and other healthcare providers by MICRA. Neither the proponents nor opponents have been able to enact significant changes. The Company cannot predict what changes, if any, to MICRA may be enacted during the next few years or what effect such changes might have on the Company’s medical malpractice insurance operations.

Medical Malpractice Reports

The Company has been required to report detailed information with regard to settlements or judgments against its California physician insureds in excess of $30,000 to the Medical Board of California, which has responsibility for investigations and initiation of proceedings relating to professional medical conduct in California. Since January 1, 1998, all judgments, regardless of amount, must be reported to the Medical Board, which now publishes on the Internet all judgments reported. In addition, all payments must also be reported to the federal National Practitioner Data Bank and such reports are accessible by state licensing and disciplinary authorities, hospital and other peer review committees and other providers of medical care. A California statute also requires that defendant physicians must consent to all medical professional liability settlements in excess of $30,000, unless the physician waives this requirement. The Company’s policy provides the physician with the right to consent to any such settlement, regardless of the amount, but that either party may submit the matter of consent to a medical review board. In virtually all instances, the Company must obtain the consent of the insured physician prior to any settlement.

A.M. BEST RATING

A.M. Best rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns to each insurance company a rating that ranges from “A++ (Superior)” to “F (In Liquidation).” A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.

For a number of years, the Company received an A.M. Best rating of A (Excellent), the third highest of thirteen rating classifications. On February 21, 2002, A.M. Best reduced the Company’s classification two levels to B++ (Very Good). This classification is fifth of six classifications that A.M. Best rates as “Secure.” A.M. Best assigns this rating to companies that in its view have, on balance, very good balance sheet strength, operating performance and business profile and which have a good ability to meet their ongoing obligations to policyholders.

An A.M. Best rating of at least an A- classification is important to some consumers in the property/casualty insurance industry, particularly in the assumed reinsurance segment. Certain of the assumed reinsurance arrangements to which the Company is a party have clauses that give the ceding company or syndicate manager the right to terminate the Company’s participation if the rating falls below A-. At the present time, no party has requested that the Company withdraw from a contract. Such requests could occur, particularly at the time scheduled for renewal.

The Insurance Subsidiaries have entered into a pooling arrangement and each of the Insurance Subsidiaries has been assigned the same “pooled” “B++ (Very Good)” A.M. Best rating based on their consolidated performance.

EMPLOYEES

As of December 31, 2001, the Company employed 231 persons. None of the employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of March 18, 2002, are as follows:
NAME	AGE	POSITION

Donald J. Zuk	65	President, Chief Executive Officer and Director
Ronald L. Goldberg	50	Senior Vice President, Underwriting
Patrick S. Grant	59	Senior Vice President, Marketing
Joseph P. Henkes	52	Secretary and Senior Vice President, Operations and Actuarial Services
Patrick T. Lo	49	Senior Vice President and Chief Financial Officer
Donald P. Newell	64	Senior Vice President and General Counsel
Timothy C. Rivers	53	Senior Vice President, Assumed Reinsurance

Donald J. Zuk became Chief Executive Officer of the Company’s predecessor in 1989. Prior to joining the Company, he served 22 years with Johnson & Higgins, insurance brokers. His last position there was Senior Vice President in charge of its Los Angeles Health Care operations, which included the operations of the Company’s predecessor. Mr. Zuk is a director of BCSI Holdings Inc. and Homeowners Holding Company, both privately held insurance companies.

Ronald L. Goldberg joined the Company in May 2001. From June 2000 to April 2001, Mr. Goldberg was a Senior Consultant to ChannelPoint, Inc., a privately held firm providing technology services to the insurance industry. Prior to that time, Mr. Goldberg served as Senior Vice President of the PHICO Group, a privately held professional liability insurer, from June 1998 to May 2000, and as President of its Independence Indemnity Insurance Company subsidiary. From April 1993 to May 1998, he was Vice President of USF&G Insurance Co., a large diversified insurance company that is now part of The St. Paul Companies, Inc.

Patrick S. Grant has been with the Company since 1990 serving initially as Vice President, Marketing. He was named Senior Vice President, Marketing in 1992. Prior to that time, he spent almost 20 years with the insurance brokerage firm of Johnson & Higgins. His last position there was Vice President, Professional Liability. Mr. Grant has worked on the Company operations since 1976.

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

Patrick T. Lo has been Senior Vice President since 1999 and Chief Financial Officer of the Company since 1993. From 1990 to 1993 he served as Vice President and Controller of the Company. Prior to that time, he spent nine years as Assistant Controller, Assistant Vice President and Vice President at The Doctors Company, a California-based medical malpractice insurance company.

Donald P. Newell joined the Company in January 2001. Prior to that time he was a partner at the law firm of Latham & Watkins in San Diego, California. Mr. Newell has worked on matters for the Company since 1975.

Timothy C. Rivers has been with the Company since August 1999. Prior to that time, he spent 17 years with Guy Carpenter & Company, a reinsurance brokerage subsidiary of Marsh McLennan, and a predecessor business, Willcox & Company. Mr. Rivers has worked on the Company operations since 1985.

RISK FACTORS

Certain statements in this Form 10-K that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

Concentration of Business

Substantially all of the Company’s direct premiums written are generated from healthcare liability insurance policies issued to physicians and medical groups, healthcare facilities and other providers in the healthcare industry. As a result, negative developments in the economic, competitive or regulatory conditions affecting the healthcare liability insurance industry, particularly as such developments might affect medical malpractice insurance for physicians, and medical groups, could have a material adverse effect on the Company’s results of operations.

Most of the Company’s direct premiums written are generated in California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in California, particularly Southern California.

Disappointing Results in Expansion Efforts

In 1996, the Company began a concerted effort to successfully expand its healthcare liability insurance business beyond its traditional focus of physicians and medical groups in California. The Company expanded initially into the market for hospitals. From 1997 to 1999, the Company added more than 75 hospitals to its program. At the same time, the Company expanded its physician and medical group program into a number of other states, principally through its arrangement with Brown & Brown and through nonstandard physician programs.

The results of this expansion effort have been disappointing. During 2000, the Company encountered severe adverse loss experience under its hospital policies, and has almost entirely withdrawn from this market. In 2001, the Company incurred similar unacceptable losses in its principal physician and medical group programs outside California. The Company has agreed with Brown & Brown to terminate their relationship no later than March 6, 2003, and has ceased accepting new nonstandard insureds outside California.

Brown & Brown is attempting to identify another insurance company to replace the Company prior to the March 2003 termination date. In the interim, the Company is continuing to renew existing policies and issue new policies under very stringent underwriting standards and at significantly higher premiums. The Company is taking similar measures in its non-California nonstandard physician market. If these measures are not successful, the Company could continue to incur material losses under both the Brown & Brown program and the nonstandard program.

The Company has one other non-California program for physicians and medical groups and may add programs on a selective basis. The Company cannot predict whether this remaining program will be successful or whether the Company will have the opportunity to add such programs, and, if so, whether any additional program will be successful.

Industry Factors

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

The availability of healthcare liability insurance, or the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the healthcare liability industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the healthcare liability insurance industry in California and nationally has faced a soft insurance market. There can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company’s financial condition and results of operations.

Competition

The Company competes with numerous insurance companies in the California market. The Company’s principal competitors for physicians and medical groups in California consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians’ mutual protection trust, which levies assessments primarily on a “claims paid” basis. In addition, commercial insurance companies compete for the medical malpractice insurance business of larger medical groups and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 2001, the Company instituted overall rate increases in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to its rate increases. In 2002, the Company instituted an average 8.4% rate increase for California physicians and medical groups. The effect of these rate increases on the Company’s ability to retain and expand its healthcare liability insurance business in California is uncertain.

In addition to pricing, competitive factors may include policyholder dividends, financial stability, breadth and flexibility of coverage and the quality and level of services provided.

The Company has considered its A.M. Best rating to be extremely important to its ability to compete in its markets, particularly in its assumed reinsurance segment. On February 21, 2002, A.M. Best reduced the Company’s rating two classifications from A (Excellent) to B++ (Very Good). See Importance of A.M. Best Rating.

Loss and LAE Reserves

The reserves for losses and loss adjustment expenses established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE. The estimates are based on assumptions related to the ultimate cost of settling such claims based on facts and interpretation of circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, legislative activity and other factors. However, establishment of appropriate reserves is an inherently uncertain process involving estimates of future losses, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The inherent uncertainty is greater for certain types of insurance, such as medical malpractice, where a longer period may elapse before a definite determination of ultimate liability is made, and where the judicial, political and regulatory climates are changing. Healthcare liability claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as healthcare liability may be slow to appear, and accordingly, the Company’s reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company’s ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company’s financial statements. If the Company’s reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company consistently experienced favorable development (i.e., redundancies) in reserves established for prior years until 2001. Redundant reserves, which have been recognized or released in every year since 1985, have contributed significantly to reported earnings. The Company reduced reserves for prior years by $42.1 million and $61.2 million in the years ended December 31, 2000 and 1999, respectively. During 2001, the Company experienced adverse loss development in its prior years’ reserves for physicians and medical groups outside California, and significant ongoing losses in these programs. The Company also experienced less favorable loss development in its other insurance lines than in prior years. In 2001 the Company recognized unfavorable development in prior years’ reserves of $13.8 million.

Necessary Capital and Surplus

The Insurance Subsidiaries have historically operated with ratios of net written premiums to statutory capital and surplus (policyholder surplus) of less than 1 to 1, which the Company considers to be an appropriate measure of safety for the combination of insurance segments in which it writes. At the end of 2000, this ratio was .84 to 1. As a result of the increase in net premiums written, particularly in the assumed reinsurance segment, and the substantial net loss the Company incurred during 2001, the ratio increased unfavorably to 1.54 to 1 at December 31, 2001. The Company does not expect a material increase in net premiums written during 2002, as the projected increase in the assumed reinsurance segment is expected to be largely offset by a decrease in the direct healthcare liability insurance segment. Based on the Company’s expected premium writings in 2002, the ratio of net written premiums to statutory capital and surplus is not expected to decrease unless the Company generates significant statutory income or is able to obtain additional capital for the Insurance Subsidiaries. There is no assurance that either will occur. The Company’s ability to increase its premium writings may be limited if it is unable to generate significant profitability or obtain significant additional capital for the Insurance Subsidiaries. In addition, if the losses and loss reserve increases the Company has experienced in recent years continue and the Company is unable to obtain capital sufficient to offset them, the Company’s ability to write policies at its current expected levels will be limited. Moreover, if these and similar leverage ratios do not improve, the Insurance Subsidiaries’ ratings from A.M. Best may not improve and if they worsen, the Insurance Subsidiaries’ ratings may be further reduced. Any of the events discussed above could have a material adverse effect on the Company's financial condition and results of operations.

Changes in Healthcare

Significant attention has recently been focused on reforming the healthcare system at both the federal and state levels. A broad range of healthcare reform and patients’ rights measures have been suggested, and public discussion of such measures will likely continue in the future. Proposals have included, among others, spending limits, price controls, limits on increases in insurance premiums, limits on the liability of doctors and hospitals for tort claims, increased tort liabilities for managed care organizations and changes in the healthcare insurance system. The Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. While some of these proposals could be beneficial to the Company, the adoption of others could have a material adverse effect on the Company’s financial condition or results of operations.

In addition to regulatory and legislative efforts, there have been significant market driven changes in the healthcare environment. In recent years, a number of factors related to the emergence of “managed care” have negatively impacted or threatened to impact the medical practice and economic independence of physicians. Physicians have found it more difficult to conduct a traditional fee for service practice and many have been driven to join or contractually affiliate with managed care organizations, healthcare delivery systems or practice management organizations. This consolidation could result in the elimination or significant decrease in the role of the physician and the medical group from the medical professional liability purchasing decision. In addition, the consolidation could reduce primary medical malpractice insurance premiums paid by healthcare systems, as larger healthcare systems generally retain more risk by accepting higher deductibles and self-insured retentions or form their own captive insurance companies.

Importance of A.M. Best Rating

A.M. Best ratings are an increasingly important factor in establishing the competitive position of insurance companies. An A.M. Best rating reflects its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. Since 1996, the Company has held an A (Excellent) rating from A.M. Best. This is the same rating held by the Company’s principal competitors in the healthcare liability insurance market in California.

On February 21, 2002, A.M. Best reduced the Company’s rating to B++ (Very Good). This puts the Company at a competitive disadvantage with its principal California competitors. The Company relies heavily on its longstanding policyholder relations and reputation in California, and competes principally on this basis in the California market. In the Assumed Reinsurance market, a rating of A- or higher is considered important and in some cases necessary to participate in reinsurance syndicates of the type in which the Company is a participant. The Company has not been requested to withdraw from any reinsurance syndicate, but this could occur, particularly at such time as the contractual arrangements are scheduled for renewal.

Ceded Reinsurance

The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company’s ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Although the Company anticipates that it will continue to be able to obtain such reinsurance on reasonable terms, there can be no assurance that this will be the case. In the past three years, the Company experienced a number of large paid losses under its healthcare liability insurance policies that were in excess of the limits of insurance retained by the Company and thus were borne by the reinsurers. In addition, the September 11 terrorist attack has reduced capacity and increased rates in the reinsurance market generally.

The Company is subject to a credit risk with respect to its reinsurers because reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer’s inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company. See Business—Ceded Reinsurance.

Recent Entry Into Assumed Reinsurance Market

The Company has rapidly expanded its assumed reinsurance operations since the division was formed in late 1999. Treaties include professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages on a worldwide basis. During 2001, assumed reinsurance premiums earned were approximately $79.5 million, and the Company expects this premium volume to increase approximately 76% for 2002, based on treaties in existence. Except for September 11 losses, loss experience for the division is based almost entirely on actuarial estimates, as actual losses are still in the early stages of development. Actual experience could materially exceed or be less than these estimates. If the losses are excessive, there could be a significant adverse effect on the Company’s results of operations and financial condition at the premium volumes in 2001 and expected in 2002.

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

Highlands Insurance Group Contingent Liability

Between January 1, 2000 and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December, HIG announced that it would cease issuing any new or renewal policies as soon as practical. HIG has advised the Company that at December 31, 2001, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $30.7 million and had established case loss reserves of $27.9 million, net of reinsurance. Incurred but not reported losses are expected to emerge; however, the amount cannot be reasonably determined at this time. If the HIG insurance company subsidiaries are declared insolvent at some future date by a court of competent jurisdiction and unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date, and the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of the HIG insurance company subsidiaries. The Company would also be subrogated to the rights of the policyholders as creditors of the HIG insurance company subsidiaries. The Annual Statements filed by the HIG insurance company subsidiaries with the applicable state regulatory authorities in March 2002 show combined policyholder surplus of approximately $36.3 million at December 31, 2001, which includes $152.6 million of reserve discounting. In its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2001, HIG stated that the company's failure to meet certain capital requirements and targets would expose the HIG insurance company subsidiaries to regulatory sanctions that may include placing the insurance company subsidiaries under regulatory restrictions, supervision or control. The ultimate impact on the HIG insurance company subsidiaries of regulatory action, if any, is not currently determinable, but could be significant.

Holding Company Structure; Limitation on Dividends

SCPIE Holdings is an insurance holding company whose assets consist of all of the outstanding capital stock of the Insurance Subsidiaries. As an insurance holding company, SCPIE Holdings’ ability to meet its obligations and to pay dividends, if any, may depend upon the receipt of sufficient funds from its subsidiaries. The payment of dividends to SCPIE Holdings by the Insurance Subsidiaries is subject to general limitations imposed by applicable insurance laws. See Business—Regulation—Regulation of Dividends from Insurance Subsidiaries and Note 6 to Consolidated Financial Statements.

Anti-Takeover Provisions

SCPIE Holdings’ amended and restated certificate of incorporation (the Restated Certificate) and amended and restated bylaws (the Bylaws) include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders may consider to be in their best interests. These provisions include: a Board of Directors consisting of three classes; authorization to issue up to 5,000,000 shares of preferred stock, par value $1.00 per share (the Preferred Stock), in one or more series with such rights, obligations, powers and preferences as the Board of Directors of SCPIE Holdings (the SCPIE Holdings Board) may provide; a limitation which permits only the SCPIE Holdings Board, or the Chairman or the President of SCPIE Holdings to call a special meeting of stockholders; a prohibition against stockholders acting by written consent; provisions that provide that directors may be removed only for cause and only by the affirmative vote of holders of two-thirds (66 2/3%) of the outstanding shares of voting securities; provisions which provide that the SCPIE Holdings Board may increase the size of the Board and may fill vacancies and newly created directorships; and certain advance notice procedures for nominating candidates for election to the SCPIE Holdings Board and for proposing business before a meeting of stockholders. In addition, state insurance holding company laws applicable to the Company in general provide that no person may acquire control of SCPIE Holdings without the prior approval of appropriate insurance regulatory authorities. See Business—Regulation—Holding Company Regulation.

In May 1997, the Board of Directors of the Company adopted a stockholder rights plan (the Rights Plan) to deter any attempted takeover of the Company on terms not approved by the Board of Directors. Pursuant to the Rights Agreement, dated May 13, 1997, with ChaseMellon Shareholder Services, LLC (the Rights Agreement), the Company declared a dividend of one preferred share purchase right (a Right) for each share of Company common stock, $.0001 par value (the Common Shares), of the Company outstanding at the close of business on June 3, 1997 (the Record Date). One Right attaches to each share of common stock, and, when exercisable, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share (the Preferred Shares), at a price of $80.00 per one one-hundredth of a Preferred Share, subject to adjustment (the Purchase Price). Because of the nature of the Preferred Share’s dividend, liquidation and voting rights, the value of one one-hundredth of a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

The Rights Plan operates by diluting the ownership of any person who acquires a number of Common Shares above the 20% threshold defined in the Rights Agreement (an Acquiring Person) or any person or group who commences or announces an intention to commence a tender or exchange offer that would result in beneficial ownership of 20% or more of the Common Shares. In the event that a person becomes an Acquiring Person or if the Company were the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the Common Shares were not changed or exchanged, each holder of a Right, other than Rights that are or were acquired or beneficially owned by the 20% stockholder (which Rights will thereafter be void), thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the then current Purchase Price of the Right. In the event that, after a person has become an Acquiring Person, the Company were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company that at the time of such transaction would have a market value of two times the then current Purchase Price of the Right.

The Rights will expire on May 12, 2007, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights may be redeemed in whole, but not in part, at a price of $.01 per Right by the Board of Directors at any time prior to the time a person becomes an Acquiring Person. The Rights may also be exchanged at any time after a person becomes an Acquiring Person and prior to the acquisition of 50% or more of the then-outstanding Common Shares (except for the Rights of the Acquiring Person) for that number of Common Shares having an aggregate value equal to the Spread (the excess of the value of the Common Shares issuable upon exercise of a Right after a Person becomes an Acquiring Person over the Purchase Price) per Right (subject to adjustment).

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

As the result of a Delaware court case, the Board of Directors adopted an amendment to the Rights Agreement which eliminated certain “Continuing Director” provisions from the Rights Agreement to bring the Rights Agreement squarely within the type of plan previously held to be valid by the Delaware Supreme Court. The Company does not believe this amendment dilutes the effectiveness of the Company’s Rights Plan or reduces the ability of the Company’s directors, in response to any likely set of circumstances, to redeem the Rights if required to properly exercise their fiduciary duties.

Regulatory and Related Matters

Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition, including limitations on lines of business, underwriting limitations, the setting of premium rates, the establishment of standards of solvency, statutory surplus requirements, the licensing of insurers and agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control and the approval of policy forms. Such regulation is concerned primarily with the protection of policyholders’ interests rather than stockholders’ interests. See Business—Regulation.

The Risk-Based Capital (RBC) rules provide for different levels of regulatory attention depending on the amount of a company’s total adjusted capital compared to its various RBC levels. At December 31, 2000, each of the Insurance Subsidiaries’ RBC substantially exceeded the threshold requiring the least regulatory attention. At December 31, 2001, SCPIE Indemnity exceeded this threshold by $32.8 million, which is a significantly smaller amount than at the end of 2000.

State regulatory oversight and various proposals at the federal level may in the future adversely affect the Company’s results of operations. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and state insurance regulators are reexamining existing laws and regulations, which in many states has resulted in the adoption of certain laws that specifically focus on insurance company investments, issues relating to the solvency of insurance companies, RBC guidelines, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends. See Business—Regulation.

ITEM 2.    PROPERTIES

In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for its Company headquarters. The lease is for a term of 10 years ending in 2009 and the Company has options to renew the lease for an additional 10 years. The Company moved its headquarters and principal operations to these offices in March 1999.

The Company also leases office space for its Assumed Reinsurance division in Summit, New Jersey and claims offices in Reston, Virginia; San Diego, California; Sacramento, California and Tampa, Florida. During 2001, the Company closed marketing offices in Phoenix, Arizona; Addison, Texas and Boca Raton, Florida.

The Company is the owner of two office buildings that were previously occupied by the Company’s headquarters, both located in Beverly Hills, California. One building contains approximately 25,000 square feet of office space and the other office building contains approximately 24,000 square feet. Both office buildings are currently unencumbered and are fully leased to unaffiliated parties.

ITEM 3.    LEGAL PROCEEDINGS

The Company is named as defendant in various legal actions primarily arising from claims made under insurance policies and contracts. These actions are considered by the Company in estimating the loss and loss adjustment expense reserves. The Company’s management believes that the resolution of these actions will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol “SKP.” The following table shows the price ranges per share in each quarter, during the last two years:

2000	HIGH	LOW

First quarter	$36.66	$27.50
Second quarter	$30.94	$19.19
Third quarter	$21.69	$19.75
Fourth quarter	$23.63	$18.63
2001

First quarter	$29.57	$20.20
Second quarter	$21.00	$17.90
Third quarter	$21.50	$15.26
Fourth quarter	$29.25	$15.49
2002

First quarter (January 1 – March 18)	$29.43	$18.30

On March 18, 2002, the closing price of the Company’s common stock was $18.53.

Stockholders of Record

The approximate number of stockholders of record of the Company’s Common Stock as of March 18, 2002, was 5,675.

Dividends

SCPIE Holdings paid cash dividends on its common stock of $0.40 per share in 2000 and 2001. On March 5, 2002, the Board of Directors declared a $0.10 quarterly dividend payable on March 29, 2002, to stockholders of record on March 18, 2002. The continued payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any 12 month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or statutory net income for the calendar year preceding the date the dividend is paid. Under these restrictions, the principal insurance subsidiary of the Company is entitled to pay dividends to SCPIE Holdings during 2002 up to approximately $12.4 million. See Note 6 of the Notes to Consolidated Financial Statements and Business—Regulation—Regulation of Dividends from Insurance Subsidiaries.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

AS OF OR FOR THE YEAR ENDED DECEMBER 31,	2001	2000	1999	1998	1997

	(In thousands, except per share data)
INCOME STATEMENT DATA:
Net premiums written(1)	$280,807	$208,203	$153,896	$156,323	$130,642

Premiums earned	$235,935	$176,502	$153,192	$157,976	$133,866
Net investment income	35,895	34,152	37,697	40,367	42,716
Realized investment gains and other revenue	7,909	1,602	423	11,618	7,153

Total revenues	279,739	212,256	191,312	209,961	183,735

Losses and loss adjustment expenses	304,473	152,602	122,780	132,208	123,377
Other operating expenses	64,732	36,483	29,310	28,211	17,987
Interest expenses	1,416	780	25	—	—

Total expenses	370,621	189,865	152,115	160,419	141,364

Income (loss) before federal income taxes	(90,882)	22,391	39,197	49,542	42,371
Federal income taxes (benefit)	(32,906)	5,120	9,295	12,566	10,195

Net income (loss)	$(57,976)	$17,271	$29,902	$36,976	$32,176

BALANCE SHEET DATA:
Total investments	$713,925	$675,120	$655,391	$793,616	$785,664
Total assets	977,646	854,645	834,036	921,469	888,449
Total liabilities	718,258	538,104	518,492	534,951	527,334
Total stockholders’ equity	259,388	316,541	294,700	386,518	361,115

ADDITIONAL DATA:
Basic earnings (loss) per share of common stock(2)	$(6.22)	$1.84	$2.63	$3.06	$2.66
Diluted earnings (loss) per share of common stock(2)	(6.22)	1.84	2.62	3.06	—
Dividends per share of common stock	0.40	0.40	0.32	0.24	0.20
Book value per share	27.64	33.92	30.98	32.54	29.41
GAAP ratios:
Loss ratio	129.05%	86.5%	80.2%	83.7%	92.2%
Expense ratio	28.04	21.1	19.1	17.9	13.4
Combined ratio	157.09	107.6	99.3	101.6	105.6
Statutory capital and surplus	$181,916	$249,261	$265,459	$343,330	$321,289

(1)
Net premiums written for 2001 and 2000 reflect the Company’s recognition of written premiums on the effective date of the policy rather than on the date premiums were billed. This change had no impact on the income statement. If 1999 premiums had been recognized under this method, net premiums written would have approximated $174.5 million.

(2)
Basic earnings (loss) per share of common stock at December 31, 2001, 2000, 1999 and 1998 are computed using the weighted average number of common shares outstanding during the year of 9,333,425, 9,375,735, 11,383,592 and 12,074,272, respectively. Earnings per share for 1997 gives effect to the merger of the Exchange into a subsidiary of SCPIE Holdings completed on January 29, 1997, including the allocation of approximately 10,000,000 shares of common stock to members of the Exchange in connection therewith. Diluted earnings per share of common stock at December 31, 2001, 2000, 1999 and 1998 are computed using the weighted average number of common shares outstanding during the year of 9,333,425, 9,382,494, 11,403,081 and 12,089,013, respectively. For further discussion of basic earnings per share and diluted earnings per share, see the Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements include the accounts and operations of SCPIE Holdings Inc. (SCPIE Holdings or the Company) and its wholly owned subsidiaries.

Certain statements in the following discussion that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company, its business prospects and results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors are discussed in Business–Risk Factors and in periodic filings with the Securities and Exchange Commission.

OVERVIEW

The Company conducts its insurance business in two business segments: direct healthcare liability insurance and assumed reinsurance operations. Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons and dentists, healthcare facilities and other healthcare providers. The direct healthcare liability includes premiums assumed under fronting arrangements related to the Brown & Brown dental program. Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages.

Direct Healthcare Liability Insurance

The Company has been a leading writer of medical malpractice insurance for physicians and healthcare providers in California for many years.

In 1996, the Company began expansion into other professional liability products and into other geographical markets. The principal product expansion was into professional liability insurance for hospitals. From 1997 through 1999, the Company added more than 75 hospitals to its program. These policies were written through national and regional brokers and covered facilities in four states outside California. At approximately the same time, the Company undertook a major geographic expansion in the physician and small medical group market through an arrangement with Brown & Brown, a leading publicly held insurance broker. This arrangement commenced in 1998, eventually encompassed nine states and in 2000 was expanded to include dentists in two states. During the same period, the Company also expanded into underwriting greater risk nonstandard physicians in a number of states outside California.

The Company encountered intense price competition in its hospital expansion efforts. During 2000, the Company incurred unacceptable losses under its hospital policies. The Company experienced adverse loss development in its prior years loss reserves for hospitals and significant ongoing losses in this program, which is reflected in the results for the year ended December 31, 2000. The Company substantially reduced its hospital exposures during 2000 through policy nonrenewals and rate increases. At the beginning of 2001, it insured only 15 hospitals, and this was reduced to 10 hospitals at year-end. The Company did not incur material losses during 2001 under its hospital policies.

In 2001, the Company derived approximately 30% of its direct healthcare liability insurance direct premiums earned from physician and medical groups outside the state of California, principally under the Brown & Brown and nonstandard physician programs. During the second quarter of 2001, the Company recognized that its loss reserves for these programs were severely deficient and that its current premium levels were inadequate. The Company strengthened its loss reserves by $18.7 million at mid-year to reflect this adverse development and recorded an additional provision of $7.5 million to cover expected premium deficiencies. At the end of 2001, significant additional losses emerged under these programs, principally involving adverse experience in the fourth quarter. The Company increased its loss reserves for the 2001 policy year by an additional $27.3 million, and established a premium deficiency reserve at year-end of $7.9 million. This non-California business was the principal reason for an underwriting loss of approximately $109.7 million in the segment for 2001.

The Company and Brown & Brown have agreed to terminate their programs no later than March 6, 2003. In the interim, Brown & Brown is attempting to identify another insurance company or companies to replace the Company. The Company has agreed to end the programs earlier than the termination date, if replacement programs are established by Brown & Brown. The Company is following very strict underwriting standards in these programs and for its nonstandard policies. In addition, significant rate increases during 2001 and 2002 averaging 70% are in place in the states involved. The Company expects a decrease in the number of policyholders in these programs during 2002, but premium volume may decline by a lesser amount, or even increase, due to the rate increases.

Assumed Reinsurance

The Company has rapidly expanded its assumed reinsurance operations since it formed the division in late 1999. During 2001, assumed reinsurance net premiums written were $112.2 million, an increase of $81.7 million from 2000. Premiums earned in this segment increased 193% in 2001 to $79.5 million, and the Company expects an approximate 76% increase during 2002.

Loss experience in this segment for 2000 was based almost entirely on actuarial estimates, as actual losses were in their early stages of development. In 2001, the unprecedented September 11 terrorist attack materially impacted the results in this segment. At year-end, the Company conducted an examination of its September 11 exposures in conjunction with its outside actuaries to identify to the fullest extent possible the amount of these losses. The Company identified losses of $28.1 million, net of reinsurance benefit. This amount includes a reduction in premiums earned of $8.5 million to reflect estimated losses under a 1996 letter of credit program indexed to a portfolio of worldwide catastrophe excess of loss reinsurance business. Excluding the losses from the terrorist attack, the assumed reinsurance segment would have recorded an underwriting profit of $4.5 million in 2001.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

General Results

Total revenues were $279.7 million in 2001, an increase of 31.8% over total revenues of $212.3 million in 2000. Premiums earned increased $59.4 million, or 33.7%, in 2001. The increase was principally attributable to assumed reinsurance premiums of $79.5 million earned in 2001 compared to $27.1 million earned in 2000.

Net investment income increased approximately $1.8 million, or 5.3%, to $35.9 million in 2001 from $34.2 million in 2000. This increase was a result of a 1.1% increase in average invested assets and a shift in investment mix from tax-exempt securities to higher yielding taxable bonds in 2001. The average rate of return on invested assets was 5.1% and 5.2% in 2001 and 2000, respectively. During 2001, the Company realized $5.7 million of investment gains as compared to $0.4 million in realized investment losses in 2000.

Income from affiliates in 2001 was $1.3 million compared to $0.9 million in 2000. These amounts were primarily attributable to a minority equity interest in a small personal lines insurance company.

Total expenses were $370.6 million in 2001, an increase of 95.2% over total expenses of $189.9 million in 2000. The increased expenses in 2001 reflect significant underwriting losses of $134.7, principally stemming from losses incurred in the Company’s non-California direct healthcare liability insurance programs and September 11 terrorist attack losses incurred in the Company’s assumed reinsurance programs, as well as increased other operating expenses in both programs. During 2001, the company accelerated the recognition of certain deferred acquisition costs in both segments.

The Company realized an income tax benefit of $32.9 million in 2001 as a result of the net loss. In 2000, the Company had federal income tax expense of $5.1 million, at an effective tax rate of 22.9%.

Net loss for 2001 was $58.0 million, or $6.22 basic and diluted earnings per share, compared to net income in 2000 of $17.3 million, or $1.84 basic and diluted earnings per share.

Direct Healthcare Liability Insurance Segment

Premiums Earned—Premiums earned in the direct healthcare liability insurance segment increased approximately $7.0 million, or 4.7%, to $156.4 million in 2001 from $149.4 million in 2000.

Medical malpractice premiums from physicians and medical groups increased to approximately $143.7 million in 2001 from $131.2 million in 2000. The principal increase was in physicians and small medical groups written through Brown & Brown outside California, which increased approximately $7.9 million to $30.0 million from $22.1 million in 2000. Dentist and oral surgeon premiums written through Brown & Brown increased approximately $2.1 million to $7.2 million from $5.1 million in 2000. In California, premiums earned from physician and medical groups increased slightly to approximately $96.6 million in 2001, from $95.3 million in 2000. This increase reflected the 10.6% average rate increase instituted in California at the beginning of 2001, somewhat offset by a decrease in the number of policyholders. The Company has instituted an average rate increase of 8.4% in 2002 for physicians and medical groups in California.

Net hospital medical malpractice premiums earned decreased to $2.1 million from $10.0 million in 2000. During 2001, the Company substantially reduced the number of hospitals insured, but at significantly increased premium rates. The Company expects a continued decline in earned premiums from hospitals in 2002 and continued erosion in the number of hospitals insured as it withdraws from the hospital market.

Premiums earned from other healthcare facilities and providers increased to approximately $7.3 million in 2001 from $6.0 million in 2000. Premiums earned from managed care errors and omissions, directors and officers liability and other miscellaneous coverages totaled slightly more than $2.9 million in 2001, an increase of approximately $0.7 million over 2000.

Losses and LAE—Losses and LAE in the direct healthcare liability insurance segment increased to $220.3 million, or 140.8% of premiums earned in 2001, from $129.3 million, or 86.5% of premiums earned in 2000. The ratio of losses and LAE to premiums earned is referred to as the loss ratio. This deterioration in loss experience was almost entirely due to significant unexpected losses incurred in the physician and medical group programs outside the state of California, including principally the Brown & Brown and substandard physician programs.

The Company experienced favorable development in loss reserves for many years, including favorable development in loss and LAE reserves established in 2000 of $42.6 million for prior policy years. During 2001, as a result of the poor experience in physician and medical groups outside California, the Company had unfavorable development in loss and LAE reserves in this segment of $12.9 million.

Other Operating Expenses—Other operating expenses for the direct healthcare liability insurance segment in 2001 were approximately $45.8 million, compared to approximately $32.3 million in 2000. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which increased to 29.3% in 2001 for the direct healthcare liability insurance segment from 21.6% in 2000. The increase was due partially to accelerated recognition of deferred acquisition costs totaling $4.7 million related to physician business outside of California recorded during 2001. The remaining increase was attributable to higher commission expenses associated with the greater proportion of broker-produced premiums in 2001 compared to 2000, costs related to the closure of three sales and marketing offices in 2001 and higher operating expenses.

The Company’s combined ratio for the direct healthcare liability segment in 2001 was 170.1% compared to 108.2% in 2000. The combined ratio is the sum of loss and LAE expenses and other operating expenses to premiums earned. The components are described in the preceding paragraphs.

Assumed Reinsurance Segment

Premiums Earned—Premiums earned in the assumed reinsurance segment increased to $79.5 million in 2001 from $27.1 million in 2000. Premiums earned during 2001 included approximately $32.3 million under casualty programs, $6.3 million under property programs, $32.1 million under accident and health and workers’ compensation programs and $8.8 million under its marine program. Premiums earned in this segment were reduced by an $8.5 million premium charge under a letter of credit exchange program indexed to the performance of a broad based catastrophe reinsurance portfolio. This portfolio incurred an underwriting loss as the result of the September 11 terrorist attack. See Note 4 to Consolidated Financial Statements.

The Company has significantly increased its writings of assumed reinsurance. As of December 31, 2001, the Company had treaties in effect that are estimated to produce more than $141 million in premiums earned in 2002.

Losses and LAE—Assumed reinsurance losses and LAE [other than under fronting arrangements] were $84.2 million in 2001, or 106% of assumed premiums earned, compared to $23.3 million, or 86.0% of premiums earned, in 2000. Losses estimated from the September 11 terrorist attack amounted to $19.6 million (not including the $8.5 million premium charge discussed above), net of reinsurance.

Other Operating Expenses—Other operating expenses for the assumed reinsurance segment increased $14.7 million to $18.9 million in 2001 from $4.2 million in 2000. The expense ratios for 2001 and 2000 were 23.8% and 15.3%, respectively. The increase was attributable to an overall increase in commission rates, acceleration of recognition of deferred acquisition costs and the decrease in 2001 premiums earned as the result of the September 11 loss in the indexed reinsurance portfolio.

The Company’s combined ratio for the assumed reinsurance segment in 2001 was 129.7% compared to 101.3% in 2000. The combined ratio is the sum of loss and LAE expenses and other operating expenses to premiums earned. The components are described in the preceding paragraphs.

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

As of December 31, 2000 the Company adopted FASB No. 131, Disclosure About Segments of an Enterprise and Related Information, and classified its operations into the direct healthcare liability insurance segment and the assumed reinsurance segment. See Note 13 to Consolidated Financial Statements.

General Results

Total revenues were $212.3 million in 2000, an increase of 11.0% over total revenues of $191.3 million in 1999. Premiums earned increased $23.3 million, or 15.2%, in 2000. The increase was principally attributable to assumed reinsurance premiums of $27.1 million earned in 2000 compared to $6.8 million earned in 1999.

Net investment income decreased approximately $3.5 million, or 9.4%, to $34.2 million in 2000 from $37.7 million in 1999. This change reflects a decrease in average invested assets from $724.5 million in 1999 to $665.3 million in 2000, due principally to the sale of securities to fund the Company’s repurchase of approximately 2.0 million shares of its Common Stock from its public stockholders in November 1999. The average annual return before taxes on the Company’s portfolio of fixed-maturity securities was 5.4% in both 1999 and 2000.

The Company had small realized investment losses in both years. Income from affiliates in 2000 of $0.9 million was attributable to a minority equity interest in a small personal lines insurance company.

Total expenses were $189.9 million in 2000, an increase of 24.9% over total expenses of $152.1 million in 1999. The increase in total expenses was attributable to a decrease in the recognition of prior-year loss reserve development and an increase in loss costs generally in the direct healthcare liability insurance segment and higher operating expenses. The increased operating expenses reflect a greater proportion of commissioned premiums and higher employee related expenses in 2000.

Federal income tax expense as a percentage of income before federal income taxes varies primarily due to the proportion of tax-exempt investment income arising in the respective periods. The effective tax rate was 22.9% in 2000 compared to 23.7% in 1999, reflecting a small increase in the proportion of tax exempt investment income in 2000.

Net income for 2000 was $ 17.3 million, or $1.84 diluted earnings per share, a decrease of 42.2% from net income of $29.9 million, or $2.62 diluted earnings per share, in 1999. Operating earnings, which do not include realized gains or losses, were $1.87 per share in 2000 compared to $2.64 per share in 1999.

Direct Healthcare Liability Insurance Segment

Premiums Earned—Premiums earned in the direct healthcare liability insurance segment increased approximately $3.0 million, or 2.0%, to $149.4 million in 2000 from $146.4 million in 1999. Medical malpractice premiums from physicians and medical groups decreased to approximately $131.2 million in 2000 from $132.8 million in 1999. This decrease in premiums was principally due to the loss of physician and medical group insureds in the highly rate competitive California market. Physicians and small medical groups written through Brown & Brown outside California increased approximately $3.7 million to $22.1 million from

$18.4 million in 1999, and the Company earned an additional $5.1 million in dentist and oral surgeon premiums in 2000 written through Brown & Brown.

Hospital medical malpractice premiums remained largely unchanged with approximately $10.0 million in 2000 compared to $9.2 million in 1999. The Company selectively underwrote its hospital business for 2001 and reduced the number of hospitals insured, but at significantly increased premium rates.

Premiums earned from other healthcare facilities and providers increased to approximately $6.0 million in 2000 from $2.8 million in 1999. Premiums earned from managed care errors and omissions, directors and officers liability and other miscellaneous coverages totaled slightly more than $2.0 million in 2000, an increase of approximately $1.0 million over 1999.

Losses and LAE—Losses and LAE in the direct healthcare liability insurance segment increased to $129.3 million, or 86.5% of premiums earned in 2000, from $116.6 million, or 79.6% of premiums earned in 1999. The increase was due to a reduction in 2000 in the favorable loss reserve development experienced by the Company with respect to prior policy years, partially offset by a reduction in the estimated losses incurred in the 2000 policy year as a percentage of premiums earned. The Company experienced a net favorable development in loss and LAE reserves established for prior policy years in 2000 of $42.6 million compared to a favorable development of $61.8 million in 1999.

Other Operating Expenses—Other operating expenses for the direct segment in 2000 were approximately $32.3 million, compared to total operating expenses for the entire business operation in 1999 of $29.3 million, when the Company did not allocate expenses to the different parts of its operations. The ratio of other operating expenses to premiums earned is referred to as the expense ratio, which increased to 21.6% in 2000 for the direct medical malpractice insurance segment from 19.1% for the entire operation in 1999. This increase reflects higher commission expenses associated with the greater proportion of broker-produced premiums in 2000 compared to 1999 and an increase in employee-related expenses.

Assumed Reinsurance Segment

Premiums Earned—Premiums earned in the assumed reinsurance segment increased to $27.1 million in 2000, the segment’s first full year of operation, from $6.8 million in 1999. The Assumed Reinsurance Division was formed in August of 1999, although the Company had written small amounts of assumed reinsurance for a number of years. Premiums earned during 2000 included approximately $8.8 million under casualty programs, $6.3 million under property programs, $9.4 million under accident and health programs and $2.6 million under its marine program. The Company also earned $6.2 million in other assumed premiums in 2000 under fronting arrangements related to its dentist and oral surgeon programs marketed by Brown & Brown. In 1999, the Company had assumed premiums earned of $11.1 million relating to fronting insurance arrangements that are no longer in effect.

Losses and LAE—Assumed reinsurance losses and LAE (other than under fronting arrangements) were $23.3 million in 2000, or 86.0% of assumed premiums earned, compared to $6.2 million, or 91.2% of premiums earned, in 1999.

Other Operating Expenses—Other operating expenses for the assumed reinsurance segment were $4.2 million in 2000, or an expense ratio of 15.3%. No allocation of operating expenses was made for 1999. Operating expenses consist primarily of commissions and employee-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During 2001, the Company had positive cash flow from operations of $33.4 million compared to $2.5 million in 2000. The increase in positive cash flow in 2001 was principally attributable to increased assumed reinsurance premiums received by the Company for which incurred losses had not yet been paid.

The Company invests its cash flow from operations in both fixed-maturity securities and equity securities. The Company’s current policy is to limit its investment in equity securities and its real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company’s portfolio of unaffiliated equity securities had a fair value of $29.1 million at December 31, 2001. The Company plans to continue this focus on fixed-maturity securities for the indefinite future.

In October 2001, the Company organized and funded a wholly-owned Cayman Islands subsidiary, which made a $15.0 million investment in a foreign limited partnership, whose financial advisor is Credit Suisse First Boston International. The limited partnership in turn invests principally in a diversified portfolio of offshore hedge funds. The investment return depends on the performance of the portfolio. See Notes 1 and 2 to Consolidated Financial Statements.

The Company has made limited investments in real estate which was formerly used as its corporate headquarters. Both buildings are fully leased to unaffiliated third parties. These leases expire on April 2005 and November 2005 with no provisions for renewal. Future minimum rentals are $1.8 million for each of the years 2002 through 2004 and $1.1 million for year 2005. The buildings are recorded at cost and depreciated principally under the straight-line method over the useful life of the buildings. Accumulated depreciation at December 31, 2001 and 2000, was $3.8 million and $3.4 million respectively. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years ending in 2009 and contains two options to renew the lease for a period of five years each. The Company moved its headquarters and principal operations to this space in March 1999.

The Company maintains a portion of its investment portfolio in high-quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $85.0 million, or 11.9% of invested assets, at December 31, 2001. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2002 without prior regulatory approval is approximately $12.4 million.

Common stock dividends paid to stockholders were $0.40 per share in 2001. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. The Company has declared a quarterly dividend of $0.10 per share, payable on March 29, 2002. Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company.

The Company had borrowings of $9.0 million outstanding at December 31, 2001, under a Credit Agreement with three bank lenders. On February 28, 2002, the Company fully repaid the outstanding balance, and the parties terminated the Credit Agreement. See Note 8 to Consolidated Financial Statements.

At March 15, 2002, SCPIE Holdings held cash and short-terms securities of $2.5 million, after provision for payment of the March 29, 2002, dividend. The Company also holds a minority interest in the capital stock of a small personal lines Florida domiciled insurance company. The stockholders of that Company have entered into an agreement to sell the Company. The sale is scheduled for completion in late May 2002. If the sale is completed, the Company will receive additional cash funds of approximately $4.0 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the Insurance Subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months and beyond.

According to regulations governing insurance companies, the Insurance Subsidiaries are required to maintain sufficient statutory capital and surplus to cover the risks associated with the policies they write. Due to losses and strengthening of loss reserves in 2001, the statutory capital and surplus of the Insurance Subsidiaries declined significantly, while premiums increased. Failure to generate significant profitability in 2002 or obtain additional capital will limit the Company’s ability to increase or maintain its premium writings. There is no assurance that additional capital, if necessary, will be available to the Company on favorable or acceptable terms. See Business —Risk Factors—Necessary Capital and Surplus.

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 became law. The new law allows tax losses incurred in 2001 and 2002 to be carried back five years instead of the two years allowed under prior law. As a result of this law change, the Company will be able to recoup an additional approximate $8 million of taxes paid in the three years ended December 31, 1998 subsequent to filing its 2001 tax return. The federal income taxes receivable recorded on the December 31, 2001 balance sheet will be increased by approximately $8 million and the deferred tax asset decreased by an identical amount in the financial statements for the quarter ended March 31, 2002.

During May 2001, the Board of Directors authorized the continuation of the Company’s 1999 program to repurchase up to 1,000,000 shares of its common stock on the open market. This authorization extended the company’s 1999 program that would have otherwise expired in May 2001. Under this extended 1999 program, 391,420 shares have been repurchased of which 30,600 were purchased during 2001.

CONTRACTUAL COMMITMENTS

The Company has certain contractual obligations and commercial commitments principally for issuing letters of credit in connection with its assumed reinsurance segment and for leasing office space for its headquarters and other regional offices. Additionally, the Company has an outstanding bank note that is further described in Liquidity and Capital Resources. The table below presents the contractual payments due by period or expiration period for each obligation or commitment:

Contractual commitments as of December 31, 2001, are as follows:

	2002	2003	2004	2005	2006	Thereafter

	Payments Due by Period (in thousands)
Bank Loan Payable	$9,000	—	—	—	—	—
Operating Leases	$2,933	$3,041	$3,042	$3,119	$3,097	$5,817

Other commitments as of December 31, 2001 are as follows:

	2002	2003	2004	2005	2006	Thereafter

	Payments Due by Expiration Date (in thousands)
Letters of Credit	$15,316	—	—	—	$31,000	—

MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

The investment portfolio of the Company is subject to various market risk exposures, including interest rate risk and equity price risk.

The Company invests its assets primarily in fixed-maturity securities, which at December 31, 2001, comprised 79.7% of total investments at market value. U.S. government and tax-exempt bonds represent 53.5% of the market values of fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 4.1% of total investments at market value. The other investment, which is comprised of a mutual fund investment that contains derivative financial instruments, accounts for 2.1% of total investments at market value. 11.9% of the investment portfolio consists of highly liquid short-term money market funds. The remaining 2.2% of investments consists of real estate leased to third parties.

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

The Company also holds an investment in a limited partnership, which invests in a portfolio of offshore hedge funds. The investment return depends on the performance of the portfolio, which includes both interest rate risk and credit risk. This investment had a value of $14.9 million at December 31, 2001.

The Company’s invested assets are subject to interest rate risk. The following table presents the effect on current estimated fair values of the fixed-maturity securities available for sale and common stocks assuming a 100-basis-point increase in market interest rates and a 10% decline in equity prices. The analysis excludes real estate and the other investment.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value At Adjusted Market Rates/Prices as Indicated Below

	(In Thousands)
December 31, 2001
Interest rate risk* Fixed-maturity securities available for sale	$569,144	$569,144	$542,048
Equity price risk** Common stocks	$29,098	$29,098	$26,188
December 31, 2000
Interest rate risk* Fixed-maturity securities available for sale	$566,266	$566,266	$539,586
Equity price risk** Common stocks	$24,403	$24,403	$21,963

*	Adjusted interest rates assume a 100-basis-point increase in market rates
**	Adjusted equity prices assume a 10% decline in market values

For all its financial assets and liabilities, the Company seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification.

The estimated fair values at current market rates for financial instruments subject to interest rate risk in the table above are the same as those disclosed in Note 2 to Consolidated Financial Statements. The estimated fair values at the adjusted market rates (assuming a 100-basis-point increase in market interest rates) are calculated using discounted cash flow analysis and duration modeling where appropriate. The estimated values do not consider the effect that changing interest rates could have on prepayment activity (e.g., mortgages underlying mortgage-backed securities).

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company’s financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited as it does not consider any actions the Company could take in response to actual and/or anticipated changes in interest rates and equity prices.

RELATED PARTY TRANSACTIONS

During 2000 and 2001, the Company entered into certain insurance and reinsurance transactions in the ordinary course of its business with insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). A director of the Company was the chief executive officer of Highlands during this period until November 2001. These transactions include:

Endorsements issued by the Company between January 1, 2000 and April 30, 2001 to holders of certain property, workers’ compensation, commercial automobile, general liability and umbrella policies of HIG subsidiaries. The Company received a fee of 1% of the gross policy premiums written by the HIG subsidiaries of approximately $88.0 million for the subject policies. See Business—Risk Factors—Highlands Insurance Group Contingent Liability for more information relating to these endorsement contracts.

Arrangements under which the Company ceded to an HIG subsidiary during 2001 36%, or $2.2 million of earned premium, of the excess of loss medical malpractice policies covering healthcare facilities and physicians and other professional liability underwritten by a Lloyd’s syndicate in which the Company bears 100% of the risk. The Corporation of Lloyd’s holds all of the premiums, and the HIG subsidiary has deposited an additional $4.9 million with Lloyd’s to secure its obligations.

Nine agreements under which the Company, together with other assuming reinsurers, has assumed small percentages of business written by HIG subsidiaries, including property, casualty and workers’ compensation coverages. Assumed premium earned under these contracts in 2001 was approximately $673,000.

Arrangements under which the Company retroceded to HIG subsidiaries a portion of the business assumed under four assumed reinsurance agreements. During 2001, premiums of approximately $3.1 million were ceded to HIG subsidiaries under these agreements.

The Company entered into contracts with Brown & Brown, Inc. under which Brown & Brown acts as an insurance producer for the Company. A director of the Company serves as chairman of the board, president and chief executive officer and principal shareholder of Brown & Brown. Brown & Brown produced $45.0 million, $46.0 million and $21.3 million in gross written premiums in 2001, 2000 and 1999 respectively (including $4.5 million and $7.6 million from fronting arrangements related to dentist and oral surgeon programs in 2001 and 2000), and received commissions of $7.2 million, $7.6 million and $3.2 million. The Company and Brown & Brown have reached agreement to terminate these programs no later than March 6, 2003.

The Company considers all of the above arrangements to constitute transactions entered into in the ordinary course of its business.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. Management believes that the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

Premium Revenue Recognition

Direct healthcare liability insurance premiums written are primarily earned on a daily pro rata basis over the terms of the policies. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Reinsurance premiums assumed are estimated based on information provided by ceding companies. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned over the terms of the related reinsurance contracts.

Loss and Loss Adjustment Expense Reserves

Unpaid losses and loss adjustment expenses are comprised of case reserves for known claims, incurred but not reported reserves for unknown claims and any potential development for known claims, and reserved for the cost of administration and settlement of both known and unknown claims. Such liabilities are established based on known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishing appropriate reserves is an inherently uncertain process; the ultimate liability may be in excess of or less than the amount provided. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made. The Company utilizes both its internal actuarial staff and independent actuaries in establishing its reserves. The Company does not discount its loss and loss adjustment expense reserves.

The reserves for unpaid loss and loss adjustment expense attributable to insured events prior to 2001 increased during 2001 by $13.8 million. The adverse development was principally due to non-California medical malpractice business.

The Company has a growing volume of assumed reinsurance. Assumed reinsurance is a line of business with an inherent volatility. Also in the absence of a historical data base of our own experience due to the newness of the program, greater reliance is placed on underwriting and industry information to estimate the appropriate loss reserves.

The assumed reinsurance business exposure to losses from the events of September 11, 2001. Estimation of ultimate liabilities for this exposure is unusually difficult and thus subject to significantly greater than normal variation and uncertainty.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs include commissions, premium taxes and other variable costs incurred in connection with writing business. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed. Recoverability is analyzed based on the Company’s assumptions related to the underlying policies written, including the lives of the underlying policies, growth rate of the assets supporting the liabilities, and level of expenses necessary to maintain the policies over their entire lives. Deferred policy acquisition costs are amortized over the period in which the related premiums are earned.

EFFECT OF INFLATION

The primary effect of inflation on the Company is considered in pricing and estimating reserves for unpaid losses and LAE for claims in which there is a long period between reporting and settlement, such as medical malpractice claims. The actual effect of inflation on the Company’s results cannot be accurately known until claims are ultimately settled. Based on actual results to date, the Company believes that loss and LAE reserve levels and the Company’s rate-making process adequately incorporate the effects of inflation.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and related notes, including supplementary data, are set forth in the “Index” on page 46 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL          DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is incorporated by reference to the section titled “Election of Directors” in the Company’s definitive proxy statement filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 16, 2002 (the Proxy Statement). Information regarding Executive Officers is set forth in Item 1 of Part I of this Form 10-K report under the caption “Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Stock Ownership.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULE. Reference is made to the “Index—Financial Statements and Financial Statement Schedule—Annual Report on Form 10-K” filed on page 46 of this Form 10-K report.

(a) (3) Exhibits:

NUMBER	DOCUMENT
2.
Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
3.2	Amended and Restated Bylaws. (filed with the Company’s Quarterly Report on Form 10-Q on August 16, 1999 and incorporated herein by reference).
10.1	Amended and Restated Employment Agreement dated January 2, 2002, between SCPIE Management Company and Donald J. Zuk.
10.2	First Excess of Loss Treaty No. 01-95-0020 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.3	Second Excess of Loss Treaty No. 01-95-0021 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.4	Third Excess of Loss Treaty No. 01-95-0022 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.5	Fourth Excess of Loss Treaty No. 01-95-0599 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.6	Per Policy Excess of Loss Treaty No. 01-94-0365 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.7
Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-95-0879 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.8
Medical Malpractice Surplus Reinsurance Treaty between SCPIE and Lloyd’s Syndicate No. 1010 and Syndicates Comprising 1007 Group underwritten for by CW Spreckley, Esq. and others, effective date January 1, 1996, Treaty No. 01-95-0374. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.9
Physician Medical Malpractice/Hospital Professional Liability Quota Share Reinsurance Agreement between Hannover Ruckversicherungs, Aktiengesellschaft/Eisen Und Stahl Ruckversicherungs-Aktiengesellschaft, Hannover, Germany, and various subscribing reinsurers, effective date January 1, 1995, Treaty No. 01-95-0694. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.10	First Excess of Loss Treaty No. 01-96-0020 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.11	Second Excess of Loss Treaty No. 01-96-0021 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.12	Third Excess of Loss Treaty No. 01-96-0022 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.13	Fourth Excess of Loss Treaty No. 01-96-0599 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.14	Per Policy Excess of Loss Treaty No. 01-96-0365 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

NUMBER	DOCUMENT
10.15
Addendum No. 1 to the Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-96-0879 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.16	Quota Share Reinsurance Agreement Treaty No. 01-96-0922. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.17	First Excess of Loss Treaty No. 01-97-0020 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
10.18	Second Excess of Loss Treaty No. 01-97-0021 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
10.19	Third Excess of Loss Treaty No. 01-97-0022 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
10.20	Fourth Excess of Loss Treaty No. 01-97-0599 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
10.21	Per Policy Excess of Loss Treaty No. 01-97-0365 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
10.22
Addendum No. 2 to the Reinstatement/Retroactive/Aggregate Extension Excess of Loss Treaty No. 01-97-0879 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.23	Quota Share Reinsurance Treaty No. 1-97-0922. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
10.24
First Excess of Loss Reinsurance Treaty No. 01-97-1134 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).

10.25
Second Excess of Loss Reinsurance Treaty No. 01-97-1135 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).

10.26	First Excess of Loss Treaty No. 01-98-0020 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
10.27	Second Excess of Loss Treaty No. 01-98-0021 with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
10.28	Third Excess of Loss Treaty No. 01-98-0022 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
10.29	Fourth Excess of Loss Treaty No. 01-98-0599 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
10.30	Quota Share Reinsurance Treaty No. 1-98-0922. (filed with the Company’s Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).
10.31
SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
10.33	Inter-Company Pooling Agreement effective January 1, 1997. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).
10.34
SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35	Form of Indemnification Agreement. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

NUMBER	DOCUMENT
10.36
Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.37
Quota Share Reinsurance Agreement between Fremont Indemnity Company and SCPIE Indemnity Company, effective January 1, 1998. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.38
Assumption Reinsurance Agreement between Fremont Indemnity Company and American Healthcare Indemnity Company, effective January 1, 1998. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.39
First Casualty Excess of Loss Reinsurance Agreement No. S06000-251 99-01-01 SR with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.40
Second Casualty Excess of Loss Reinsurance Agreement No. S06000-252 99-01-01 SR with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.41
Casualty Clash Excess of Loss Reinsurance Agreement No. S06000-253 99-01-01 SR with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.42
Casualty Quota Share Reinsurance Agreement No. SCPIE Cas QS 99-01-01 RE Rel with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.43
First Excess of Loss Reinsurance Treaty No. 8493-00-0007-98-01 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.44
Second Excess of Loss Reinsurance Treaty No. 8493-00-0007-98-02 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.45
First Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-01 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.46
Second Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-02 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.47
Third Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-03 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.48
Fourth Excess of Loss Reinsurance Treaty No. 8493-00-0001-99-04 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.49	Quota Share Reinsurance Treaty No. 8493-00-0005-99-00 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).
10.50	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).
10.51
Program Administrator Agreement by and between the Professional Programs Division of Poe & Brown, Inc. and American Healthcare Indemnity Company, dated as of January 1, 1998. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.52
Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.53
Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.54
Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.55	First through Fifth Excess of Loss Agreement 8493-00/0009-00/01/02/03/04/05 with various subscribing reinsurers.

NUMBER	DOCUMENT
10.56	Cover Note for through Fourth Excess of Loss Reinsurance Treaty 8493-0009-01/2/3/4 with various subscribing reinsures.
10.57	The 2001 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc.
10.58
Insurance Letters of Credit Agreement dated as of November 15, 2001 by and among Barclays Bank PLC and SCPIE Holdings Inc., SCPIE Indemminty Company, American Healthcare Indemnity Company and American Healthcare Specialty Healthcare Company.

10.59	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001.
10.60
Amendment to Program Administrators Agreement dated as of March 6, 2002 by and between the Professional Programs Division of Brown & Brown, Inc., on the one hand, and SCPIE Indemnity Company and American Healthcare Indemnity Company, on the other hand.

11.1	Statement re: computation of per share earnings (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).
21.1	Subsidiaries of the registrant
23.1	Consent of independent auditors
(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer
March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DONALD J. ZUK Donald J. Zuk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/S/ PATRICK T. LO Patrick T. Lo	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002

/S/ MITCHELL S. KARLAN, M.D. Mitchell S. Karlan, M.D.	Chairman of the Board and Director	March 29, 2002

/S/ JACK E. MCCLEARY, M.D. Jack E. McCleary, M.D.	Director and Treasurer	March 29, 2002

/S/ J. HYATT BROWN J. Hyatt Brown	Director	March 29, 2002

/S/ WILLIS T. KING, JR. Willis T. King, Jr.	Director	March 29, 2002

/S/ CHARLES B. MCELWEE, M.D. Charles B. McElwee, M.D.	Director	March 29, 2002

/S/ WENDELL L. MOSELEY, M.D. Wendell L. Moseley, M.D.	Director	March 29, 2002

/S/ DONALD P. NEWELL Donald P. Newell	Director	March 29, 2002

/S/ HARRIET M. OPFELL, M.D. Harriet M. Opfell, M.D.	Director	March 29, 2002

/S/ WILLIAM A. RENERT, M.D. William A. Renert, M.D.	Director	March 29, 2002

/S/ HENRY L. STOUTZ, M.D. Henry L. Stoutz, M.D.	Director	March 29, 2002

/S/ REINHOLD A. ULLRICH, M.D. Reinhold A. Ullrich, M.D.	Director	March 29, 2002

/s/ RONALD H. WENDER, M.D. Ronald H. Wender, M.D.	Director	March 29, 2002

SCPIE HOLDINGS INC.
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ANNUAL REPORT ON FORM 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors

Board of Directors and Stockholders
SCPIE Holdings Inc.

We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 26, 2002

SCPIE Holdings Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)

DECEMBER 31,	2001	2000

ASSETS
Securities available for sale (Note 2):
Fixed-maturity investments, at fair value (amortized cost: 2001 – $565,225; 2000 – $567,166)	$569,144	$566,266
Equity investments, at fair value (cost: 2001 – $29,744; 2000 – $25,874)	29,098	24,403

Total securities available for sale	598,242	590,669
Other investment (cost: 2001 – $15,000)	14,928	—
Real estate	15,766	16,126
Short-term investments	84,989	84,451

Total investments	713,925	691,246
Cash	10,162	10,418
Accrued investment income	8,673	9,307
Premiums receivable	82,490	46,371
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves (Note 4)	79,248	44,461
Deferred policy acquisition costs	19,465	18,124
Federal income taxes receivable	11,558	—
Deferred federal income taxes	36,661	16,869
Costs in excess of net assets acquired	5,324	6,153
Property and equipment, net	6,839	7,930
Other assets	3,301	3,766

Total assets	$977,646	$854,645

LIABILITIES
Reserves:
Losses and loss adjustment expenses (Note 3)	$576,636	$433,541
Unearned premiums	101,868	56,996

Total reserves	678,504	490,537
Bank loan payable (Note 8)	9,000	27,000
Other liabilities	30,754	20,567

Total liabilities	718,258	538,104
Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2001 – 9,318,066 shares outstanding 2000 – 9,330,975 shares outstanding	1	37,803
Additional paid-in capital	37,803	36,386
Retained earnings	322,734	384,437
Treasury stock, at cost (2001 – 2,974,025 shares and 2000 – 2,961,074 shares)	(98,983)	(98,705)
Stock subscription notes receivable	(4,050)	(4,050)
Accumulated other comprehensive income (loss)	1,883	(1,528)

Total stockholders’ equity	259,388	316,541

Total liabilities and stockholders’ equity	$977,646	$854,645

See accompanying notes.

SCPIE Holdings Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per-share data)

FOR THE YEAR ENDED DECEMBER 31,	2001	2000	1999

REVENUES
Premiums earned (Note 4)	$235,935	$176,502	$153,192
Net investment income (Note 2)	35,895	34,152	37,697
Realized investment gains (losses) (Note 2)	5,707	(400)	(295)
Equity in earnings from affiliates	1,327	880	64
Other revenue	875	1,122	654

Total revenues	279,739	212,256	191,312

EXPENSES
Losses and loss adjustment expenses (Note 3)	304,473	152,602	122,780
Amortization of deferred policy acquisition costs	46,164	19,524	13,221
Other underwriting and operating expenses	18,568	16,959	16,089
Interest expenses	1,416	780	25

Total expenses	370,621	189,865	152,115

Income (loss) before federal income tax expense (benefit)	(90,882)	22,391	39,197
Federal income tax expense (benefit) (Note 5)	(32,906)	5,120	9,295

Net income (loss)	$(57,976)	$17,271	$29,902

Basic earnings (loss) per share of common stock (Note 11)	$(6.22)	$1.84	$2.63
Diluted earnings (loss) per share of common stock (Note 11)	$(6.22)	$1.84	$2.62

See accompanying notes.

SCPIE Holdings Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

Balance at December 31, 1998	$1	$36,386	$344,587	$(13,141)	—	$18,685	$386,518
Net income	—	—	29,902	—	—	—	29,902
Comprehensive income for unrealized gains on securities, net of reclassification adjustments of $1,985 for gains included in net income	—	—	—	—	—	(33,449)	(33,449)

Comprehensive loss							(3,547)

Purchase of treasury stock	—	—	—	(84,705)	—	—	(84,705)
Treasury stock reissued				4,050	(4,050)		—
Cash dividends	—	—	(3,566)	—	—	—	(3,566)

Balance at December 31, 1999	1	36,386	370,923	(93,796)	(4,050)	(14,764)	294,700
Net income	—	—	17,271	—	—	—	17,271
Comprehensive income for unrealized gains on securities, net of reclassification adjustments of $1,027 for losses included in net income	—	—	—	—	—	13,236	13,236

Comprehensive income							30,507

Purchase of treasury stock	—	—	—	(5,095)	—	—	(5,095)
Treasury stock reissued	—	—	—	186		—	186
Cash dividends	—	—	(3,757)	—	—	—	(3,757)

Balance at December 31, 2000	1	36,386	384,437	(98,705)	(4,050)	(1,528)	316,541
Net loss	—	—	(57,976)	—		—	(57,976)
Comprehensive income for unrealized gains on securities, net of reclassification adjustments of $714 for losses included in net income	—	—	—	—	—	4,110	4,110
Change in minimum pension liability, net of applicable income taxes of $376	—	—	—	—	—	(699)	(699)

Comprehensive loss							(54,565)

Purchase of treasury stock	—	—	—	(278)		—	(278)
Cash dividends	—	—	(3,727)	—		—	(3,727)
Other	—	1,417	—	—	—	—	1,417

Balance at December 31, 2001	$1	$37,803	$322,734	$(98,983)	$(4,050)	$1,883	$259,388

SCPIE Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

FOR THE YEAR ENDED DECEMBER 31,	2001	2000	1999

OPERATING ACTIVITIES
Net income (loss)	$(57,976)	$17,271	$29,902
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	4,545	3,761	4,562
Provision (benefit) for deferred federal income taxes	(21,546)	1,501	4,739
Realized investment (gains) losses	(5,707)	400	295
Equity in earnings of affiliates	(1,327)	(880)	(64)
Changes in operating assets and liabilities:
Deferred acquisition costs	(1,341)	(8,057)	(2,016)
Accrued investment income (loss)	634	(227)	2,360
Federal income tax receivable	(11,558)	—	—
Unearned premiums	44,872	10,856	705
Unpaid losses and loss adjustment expenses, and reinsurance recoverables	108,308	(11,468)	(47,875)
Other liabilities	10,187	(6,853)	(279)
Premiums receivable and other assets	(35,654)	(3,806)	(2,199)

Net cash provided by (used in) operating activities	33,437	2,498	(9,870)

INVESTING ACTIVITIES
Purchases—fixed maturities	(480,444)	(313,082)	(290,369)
Sales—fixed maturities	474,571	300,703	380,415
Maturities—fixed maturities	12,197	11,575	29,967
Purchases—equities	(2,500)	—	(26,597)
Purchase—other investment	(15,000)	—	—
Sales—equities	27	8,266	24,776
Change in short-term investments, net	(538)	(11,548)	(38,498)

Net cash provided by (used in) investing activities	(11,687)	(4,086)	79,694

FINANCING ACTIVITIES
Proceeds from bank loan	—	18,000	13,000
Repayment of bank loan	(18,000)	(4,000)	—
Purchase of treasury stock, net	(278)	(5,095)	(84,705)
Cash dividends	(3,727)	(3,757)	(3,566)

Net cash provided by (used in) financing activities	(22,005)	5,148	(75,271)

Increase (decrease) in cash	(256)	3,560	(5,447)
Cash at beginning of year	10,418	6,858	12,305

Cash at end of year	$10,162	$10,418	$6,858

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC), SCPIE Underwriting Limited (SUL) and SCPIE Management Company (SMC), collectively, the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company principally writes professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Most of the Company’s coverage is written on a “claims-made and reported” basis. This coverage is provided only for claims that are first reported to the Company during the insured’s coverage period and that arise from occurrences during the insured’s coverage period. The Company also makes “tail” coverage available for purchase by policyholders in order to cover claims that arise from occurrences during the insured’s coverage period, but that are first reported to the Company after the insured’s coverage period and during the term of the applicable tail coverage.

In 1999, the Company formed an assumed reinsurance division and has rapidly expanded those operations. The strategic objective of the reinsurance division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines of insurance to add diversity to the direct business of the Company. Treaties include professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages on a worldwide basis. (See Notes 4 and 13.)

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

FOREIGN OPERATIONS

SCPIE Underwriting Limited, a corporate member of Lloyd’s of London (Lloyd’s), commenced operations in January 2001 as a member of two Lloyd’s underwriting syndicates. The Company reports this subsidiary’s operations on a one quarter lag.

INVESTMENTS

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Available-for-sale—Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The net carrying value of fixed-maturity investments classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is computed under the effective interest method and included in net investment income. Interest and dividends are recorded in net investment income. Realized gains and losses, and declines in value judged to be other-than-temporary are recorded in realized investment gains (losses). The cost of securities sold is based on the specific identification method.

The Company has no securities classified as “held to maturity” or “trading.”

Other Investment—The other investment consists of an interest in a diversified portfolio of offshore hedge funds, managed accounts and other professionally managed funds that pursue non-traditional investment strategies, e.g., futures, options, forward exchange contracts and other derivative instruments. The Company does not take part in the management or control of the business of these funds and is not personally liable for any debt or obligation of the funds beyond its investment. The investment return on the Company’s investment depends on the performance of the underlying portfolio of funds. This investment is stated at fair value and the change in value is reported in net investment income. At December 31, 2001 and 2000, the Company was not a direct party to any other derivative instruments.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments are carried at cost, which approximates fair value. The cost of securities sold is based on the specific identification method.

Investments in 20% to 50% owned affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method.

Real Estate—The Company’s former home office headquarters, is recorded at cost and depreciated principally under the straight-line method over the useful life of the buildings. Accumulated depreciation at December 31, 2001 and 2000, was $3.8 million and $3.4 million respectively. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in March 1999. During 2000 and 2001, both former headquarters buildings were leased entirely to third parties. These leases expire on April 30, 2005 and November 30, 2005 with no provisions for renewal. Future minimum rentals are $1.8 million for each of the years 2002 through 2004 and $1.1 million for year 2005.

DEFERRED ACQUISITION COSTS

Costs of acquiring insurance business that vary with and are primarily related to the production of such business are deferred and amortized ratably over the period the related premiums are recognized. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

	2001	2000	1999

	(In Thousands)
Balance at beginning of year	$18,124	$10,067	$8,051
Costs deferred	47,505	27,581	15,237
Costs amortized	(46,164)	(19,524)	(13,221)

Balance at end of year	$19,465	$18,124	$10,067

As the Company has expanded its assumed reinsurance operations and operations in other states through brokerage relationships, the corresponding commissions and fronting fee arrangements have resulted in an overall increase in acquisition costs. The Company accelerated the amortization of certain acquisition costs in 2001 based on the adequacy of the corresponding premium in accordance with Financial Accounting Standards Board Statement (FASB) No. 60, Accounting and Reporting by Insurance Enterprises.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years. Property and equipment consist of the following:

DECEMBER 31,	2001	2000

	(In Thousands)
Leasehold improvements	$5,256	$5,256
Furniture and equipment	7,271	10,077

	12,527	15,333
Accumulated depreciation	(5,688)	(7,403)

Property and equipment, net	$6,839	$7,930

INCOME TAXES

Income taxes have been provided using the liability method in accordance with FASB No. 109, Accounting for Income Taxes.

BUSINESS SEGMENTS

As a result of the expansion of the Company’s Assumed Reinsurance operations, effective December 31, 2000, the Company adopted FASB No. 131, Disclosures about Segments of an Enterprise and Related Information (FASB No. 131). FASB No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FASB No. 131 did not affect the Company’s results of operations or financial position. (See Note 13)

CREDIT RISK

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

Ceded reinsurance is placed with a number of individual companies and syndicates at Lloyd’s of London to avoid concentration of credit risk. For the year ended December 31, 2001, approximately 59% of total ceded reinsurance premiums written were placed with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A- or better, including 9% with Lloyd’s of London syndicates, 16% with Hannover Ruckversicherungs, and 4% with Zurich Re. The remaining 41% of reinsurance premiums paid was placed among other reinsurers including Highlands Insurance Group subsidiaries, which represent 26% of ceded reinsurance premium.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and nonemployee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the dates of grant, no compensation expense is recognized.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FASB No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. Management anticipates that the adoption of this new statement will not have a material impact on the financial position or results of operations of the Company.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current year presentation.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    INVESTMENTS

The Company’s investments in available-for-sale securities are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(In Thousands)
December 31, 2001
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$175,608	$3,076	$966	$177,718
State, municipalities and political subdivisions	126,431	1,387	1,302	126,516
Mortgage-backed securities, U.S. government	73,332	715	374	73,673
Corporate	189,854	2,781	1,398	191,237

Total fixed-maturity securities	565,225	7,959	4,040	569,144
Common stocks	29,744	1,463	2,109	29,098

Total	$594,969	$9,422	$6,149	$598,242

December 31, 2000
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$185,476	$2,953	$639	$187,790
State, municipalities and political subdivisions	180,528	2,126	774	181,880
Mortgage-backed securities, U.S. government	42,734	229	132	42,831
Corporate	158,345	1,449	6,112	153,682
Other	83	—	—	83

Total fixed-maturity securities	567,166	6,757	7,657	566,266
Common stocks	25,874	491	1,962	24,403

Total	$593,040	$7,248	$9,619	$590,669

The fair values for fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

The amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2001, are summarized by stated maturities as follows:

	AMORTIZED COST	FAIR VALUE

	(In Thousands)
Years to maturity:
One or less	$8,163	$8,256
After one through five	88,656	90,453
After five through ten	288,239	290,245
After ten	106,835	106,517
Mortgage-backed securities	73,332	73,673

Totals	$565,225	$569,144

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

Major categories of the Company’s investment income are summarized as follows:

YEAR ENDED DECEMBER 31,	2001	2000	1999

	(In Thousands)
Fixed-maturity investments	$31,771	$32,355	$36,715
Equity investments	238	534	590
Other	6,266	3,684	2,758

Total investment income	38,275	36,573	40,063
Investment expenses	2,380	2,421	2,366

Net investment income	$35,895	$34,152	$37,697

Realized gains and losses from sales of investments are summarized as follows:

YEAR ENDED DECEMBER 31,	2001	2000	1999

	(In Thousands)
Fixed-maturity investments:
Gross realized gains	$8,870	$3,147	$6,952
Gross realized losses	(3,165)	(3,376)	(7,340)

Net realized gains (losses) on fixed-maturity investments	5,705	(229)	(388)
Equity investments:
Gross realized gains	6	—	6,716
Gross realized losses	(4)	(171)	(6,623)

Net realized gains (losses) on equity investments	2	(171)	93

Total net realized gains (losses)	$5,707	$(400)	$(295)

The change in the Company’s unrealized appreciation (depreciation) on fixed-maturity securities was $4.8 million, $21.9 million and $(46.0) million for the years ended December 31, 2001, 2000 and 1999, respectively; the corresponding amounts for equity securities were $0.9 million, $1.5 million and $(5.5 million).

At December 31, 2001, the Company’s investments in fixed-maturity securities with a fair value of $38.8 million were on deposit with state insurance departments to satisfy regulatory requirements.

No investment in any person or its affiliates exceeded 10% of the Company’s stockholders’ equity at December 31, 2001.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 2001, 2000 and 1999.

	2001	2000	1999

	(In Thousands)
Reserve for losses and LAE, net of related reinsurance recoverable, at beginning of year	$393,389	$404,857	$452,732
Reclassification of reinsurance contract	3,840	—	—
Provision for losses and LAE for claims occurring in the current year, net of reinsurance	290,649	194,717	183,959
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	13,824	(42,115)	(61,179)

Incurred losses during the year, net of reinsurance	304,473	152,602	122,780

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	36,006	15,181	13,742
Prior years	155,626	148,889	156,913

	191,632	164,070	170,655

Reserve for losses and LAE, net of related reinsurance recoverable, at end of year	502,390	393,389	404,857
Reinsurance recoverable for losses and LAE, at end of year	74,246	40,152	45,007

Reserves for losses and LAE, gross of reinsurance recoverable, at end of year	$576,636	$433,541	$449,864

The Company experienced favorable development in loss reserves for many years, including favorable development in loss and LAE reserves established for prior policy years in 2000 and 1999 of $42.1 million and $61.2 million, respectively. During 2001, primarily as a result of the poor experience in physician group business outside of California, the Company had unfavorable development in loss and LAE reserves of $13.8 million.

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

Effective January 1, 1998 the Company entered into a facultative quota share reinsurance contract. The contract represents a percentage share retrocession of an adverse loss development contract of underlying medical malpractice risks written on or prior to December 31, 1997. Premiums were collected during 1998 through 2000. The contract is subject to a maximum limit and remains in force until 2023 or earlier provided the obligations under the contract have been fully satisfied. Based on the Company’s reevaluation of the contract provisions, beginning 2001 the Company reclassified $3.8 million of assumed premiums and corresponding losses recorded in prior periods to deposit reinsurance in accordance with FASB No. 113. This reclassification had no impact on net income for 2001.

NOTE 4.    REINSURANCE

Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. These reinsurance agreements provide the Company with increased capacity to write additional risks and maintain its exposure to loss within its capital resources. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Some of these agreements include terms whereby the Company earns a profit-sharing commission if the reinsurer’s experience is favorable.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect of reinsurance on premiums written and earned are as follows:

YEAR ENDED DECEMBER 31,	2001		2000		1999

	WRITTEN	EARNED	WRITTEN	EARNED	WRITTEN	EARNED
	(In Thousands)
Direct	$180,979	$168,467	$180,634	$155,838	$152,708	$149,191
Assumed	139,820	95,899	39,848	33,314	15,564	17,932
Ceded	39,992	28,431	12,279	12,650	14,376	13,931

Net premiums	$280,807	$235,935	$208,203	$176,502	$153,896	$153,192

Net premiums written for 2001 and 2000 reflects the recognition of written premiums on the effective date of the policy rather than on the date premiums were billed. If 1999 premiums had been recognized under this method, net premiums written would have approximated $174.5 million. This change had no impact on the statement of operations.

Reinsurance ceded reduced losses and loss adjustment expenses paid by $12.7 million, $6.0 million and $12.4 in 2001, 2000 and 1999, respectively. Reinsurance ceded reduced loss and loss adjustment expenses reserves by $74.2 million, $40.2 million and $45.0 in 2001, 2000 and 1999, respectively.

For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident and had various reinsurance up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of LAE. For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retained the first $2.0 million of losses and LAE per incident and reinsured the excess losses and LAE per incident up to $50.0 million. For 2001, the Company retained the first $1.25 million and $2.0 million of losses and LAE per incident for physician coverage and hospital coverage, respectively, and reinsured the excess losses and LAE per incident up to $50.0 million.

In 1999, the Company formed an assumed reinsurance division and has rapidly expanded this operation. The strategic objective of the reinsurance division is to create a well-balanced portfolio of carefully underwritten assumed reinsurance lines of insurance to add diversity to the direct business of the Company. (See Note 13)

Between January 2000 and April 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). The Company received 1% of the policy premiums and the coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the insurance subsidiaries of HIG while this arrangement was in effect were approximately $88.0 million for the subject policies. The Company has no liability under these endorsements, unless the insurance subsidiaries of HIG are unable to pay their policy obligations by reason of having been declared insolvent by a court of competent jurisdiction. At the time the endorsements were issued, a director of the Company was the chief executive officer of HIG.

In November 2001, HIG disclosed that the A.M. Best rating of its insurance company subsidiaries had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. HIG has advised the Company that at December 31, 2001, its insurance company subsidiaries had paid losses and ALAE under the subject policies of $30.7 million and had established case loss and ALAE reserves of $27.9 million, net of reinsurance. Incurred but not reported losses are expected to emerge, but the amount cannot be reasonably determined at this time. If the HIG insurance company subsidiaries are declared insolvent by a court of competent jurisdiction at some future date and unable to pay losses under the subject policies, the company would be responsible to pay the amount of the losses incurred and unpaid at such date, and the Company would be

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled to indemnification of a portion of this loss from certain of the reinsurers of HIG. The Company would also be subrogated to the rights of the policyholders as creditors of the HIG insurance subsidiaries. The Annual Statements filed by the HIG insurance company subsidiaries with the applicable state regulatory authorities in March 2002 show combined policyholder surplus of approximately $36.3 million at December 31, 2001, which includes $152.6 million of reserve discounting. In its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2001, HIG stated that the company’s failure to meet certain capital requirements and targets would expose the HIG insurance company subsidiaries to regulatory sanctions that may include placing the insurance company subsidiaries under regulatory restrictions, supervision or control. The ultimate impact on the HIG insurance company subsidiaries of regulatory action, if any, is not currently determinable, but could be significant.

The Company ceded during 2001 to an HIG subsidiary 36% of the business underwritten by a Lloyd’s syndicate in which the Company has 100% of the risk. The syndicate writes excess of loss medical malpractice policies covering healthcare facilities and physicians and other professional liability coverages. Approximately $2.2 million of earned premium was ceded to the HIG subsidiary. The Corporation of Lloyd’s holds all of the premiums, and the HIG subsidiary has deposited an additional $4.9 million with Lloyd’s to secure its obligations.

Under nine other agreements, the Company, together with other assuming reinsurers, has assumed small percentages of business written by HIG subsidiaries, including property, casualty and workers’ compensation coverages. Assumed premium earned under these contracts in 2001 and 2000 was approximately $673,000 and $516,000. The Company has also retroceded to HIG subsidiaries a portion of the business assumed under four other assumed reinsurance agreements. Premiums of approximately $3.1 million and $73,000 were ceded to HIG subsidiaries under these agreements in 2001 and 2000, respectively.

Effective January 1, 2001, the Company acquired a 20% interest in Reinsurance Management Group LLC (RMG) for $2.5 million. RMG underwrites accident and health and workers’ compensation assumed reinsurance. During 2001 the Company had assumed premiums produced by RMG in the amount of $21.2 million. At December 31, 2001, $12.1 million was due from RMG relating to these reinsurance agreements.

Approximately $8.6 million of the Company’s assumed reinsurance premium earned is derived from pro rata treaties from a single Lloyd’s syndicate that specializes in writing marine insurance and reinsurance on a worldwide basis. The syndicate is managed by an affiliate of GoshawK Insurance Holdings plc (GoshawK). The Company owns 7,151,446 shares which represent 4.1% of the outstanding common stock of GoshawK, a specialist Lloyd’s insurance and reinsurance underwriting business listed on the London Stock Exchange.

As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the “September 11 terrorist attacks”), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its assumed reinsurance coverages, which totaled $20.6 million gross of reinsurance and $19.6 million net of reinsurance. Additionally, the Company incurred a charge against net premiums earned in the amount of $8.5 million as a result of its ongoing participation in the reinsurance agreement described below.

In November 1996, the Company entered into a six-year agreement with a third party whereby the Company made a $5.0 million commitment in exchange for future gains or losses based on the underwriting index of a reinsurance portfolio. In July 2001, the Company entered into an amended agreement, extending the agreement three years and provided an additional $5.0 million commitment secured by a letter of credit bringing its notional amount up to $10.0 million. The portfolio is composed of worldwide geographically dispersed catastrophe excess of loss treaty reinsurance business. The Company will also receive semiannual payments based on its notional amount at a rate determined annually. On an annual basis, if the combined ratio of the portfolio is below a stipulated underwriting index amount, the Company will recognize a gain; if the combined ratio is between two stipulated underwriting index amounts, the Company will not recognize a gain or loss; and, if the combined ratio is greater than a stipulated underwriting index amount, the Company will recognize a loss limited to its notional value plus any interest earned during the agreement. Based on reported results through December 31, 2001, following the September 11 events, the Company has recorded a charge of $8.5 million as a reduction to assumed premiums earned.

Effective July 1, 2001, the Company entered into an excess of loss reinsurance contract that provides recoveries, subject to a maximum, on its assumed reinsurance portfolio on a per risk basis and on a catastrophic occurrence basis. This agreement does not transfer risk in accordance with FASB No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts and is therefore being accounted for as a deposit. The annual deposit premium is $5.0 million payable in installments. As of December 31, 2001, $2.5 million has been paid to reinsurers and is recorded as a deposit asset.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    FEDERAL INCOME TAXES

The components of the federal income tax provision (benefit) in the accompanying consolidated statements of operations are summarized as follows:

YEAR ENDED DECEMBER 31,	2001	2000	1999

	(In Thousands)
Current	$(11,360)	$3,619	$4,556
Deferred	(21,546)	1,501	4,739

Total	$(32,906)	$5,120	$9,295

A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

YEAR ENDED DECEMBER 31,	2001	2000	1999

	(In Thousands)
Federal income tax (benefit) at 35%	$(31,809)	$7,837	$13,719
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(2,591)	(3,194)	(4,657)
Dividends received deduction	—	(56)	(84)
Intangibles	210	210	210
Other	1,290	323	107

Total federal income tax expense (benefit)	$(32,906)	$5,120	$9,295

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

DECEMBER 31,	2001	2000

	(In Thousands)
Deferred tax assets:
Discounting of loss reserves	$27,036	$19,019
Unearned premium	7,131	2,531
Unrealized investment losses	—	847
Net operating loss carryforward	10,076	—
Other	1,618	2,523

Total deferred tax assets	45,861	24,920

Deferred tax liabilities:
Deferred acquisition costs	6,813	6,343
Tax accounting method changes	729	—
Other	1,658	1,708

Total deferred tax liabilities	9,200	8,051

Net deferred tax assets	$36,661	$16,869

The Company is required to establish a “valuation allowance” for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the net deferred tax asset and, therefore, no such valuation allowance has been established.

Federal income taxes paid during 2001, 2000 and 1999 were $1.1 million, $1.3 million and $8.1 million, respectively.

At December 31, 2001, the Company had a net operating loss carryforward of $28.8 million for income tax purposes that expires in 2021. (See Note 14.)

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.  STATUTORY ACCOUNTING PRACTICES

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The statutory financial statements, for the Company’s insurance subsidiaries, are completed in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures manual, version effective January 1, 2001 (NAIC SAP). The NAIC SAP was fully adopted by the Arkansas, California and Delaware Departments of Insurance. The principal differences between financial statement net income and statutory net income are due to policy acquisition costs, which are deferred under GAAP but expensed for statutory purposes. Policyholders’ surplus and net income, for the Company’s insurance subsidiaries, as determined in accordance with statutory accounting practices, are summarized as follows:

DECEMBER 31,	2001	2000	1999

	(In Thousands)
Statutory net income (loss) for the year ended	$(83,268)	$14,050	$34,021
Statutory capital and surplus at year end	181,916	249,261	265,459

As of January 1, 2001 certain changes in accounting principles were adopted to conform the new provisions of NAIC SAP. The cumulative effect of changes in accounting principles is reported as an adjustment to statutory capital and surplus. As a result of these changes, the Company reported a change of accounting principle that increased statutory capital and surplus by $10.9 million due primarily to the recognition of deferred tax assets.

Generally, the capital and surplus of the Company’s insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. At December 31, 2001, the amount of dividends available to SCPIE Holdings from its insurance subsidiaries during 2002 not limited by such restrictions is approximately $12.4 million.

NOTE 7.    BENEFIT PLANS

The Company has a 401(k) defined contribution plan and a noncontributory defined benefit plan, which provide retirement benefits to all its employees. In 2001, under the 401(k) plan, the Company paid a matching contribution based on the first 3% of employees’ compensation plus a discretionary contribution of 1% of employee’s compensation. In 2000, the Company matched the employees’ contribution up to 6% of compensation. The contribution expenses for the 401(k) plan were $902,000, $760,000 and $661,000 for the years ended December 31, 2001, 2000 and 1999, respectively. An additional defined contribution plan that no longer accepts contributions will remain with the trustee as funded at December 31, 1989, until retirement or termination of all employees vested in the plan.

Effective December 31, 2000, the Company’s defined benefit pension plan was amended to freeze accrued benefits for all active participants. Participants in the defined benefit pension plan continue to accrue service for vesting purposes only. Effective January 1, 2001, no future employees were eligible to participate in the plan.

Also, effective December 31, 2000, the Company amended its nonqualified supplemental plan. The participation requirements were modified to exclude all employees not specifically designated by the plan sponsor and the minimum age to participate in the plan was modified to age 45. As of December 31, 2001, the nonqualified supplemental plan was comprised of five active plan participants.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net pension expense (income) for these plans consists of the following components:

	Qualified Plan			Supplemental Plan
YEAR ENDED DECEMBER 31,	2001	2000	1999	2001	2000	1999

	(In Thousands)
Service cost	$0	$483	$503	$199	$141	$220
Interest cost	268	298	255	226	308	250
Actual return on plan assets	(276)	(293)	(254)	—	—	—
Amortization of:
Transition asset	(4)	(4)	(4)	—	—	—
Prior service cost	—	(1)	(1)	84	84	84
Actuarial loss (gain)	—	(44)	—	—	11	38
Curtailment loss (gain)	—	(710)	—	—	481	—

Net pension expense (income)	$(12)	$(271)	$499	$509	$1,025	$592

The following table sets forth the funding status of the plan:

	Qualified Plan	Supplemental Plan
DECEMBER 31,	2001	2001

	(In Thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$3,602	$3,740
Service cost	—	199
Plan amendments	—	—
Interest cost	268	226
Effect of settlement	—	(1,003)
Actuarial (gain) loss	308	396
Gross benefits paid	(53)	—

Net benefit obligation at end of year	4,125	3,558

Change in Plan Assets
Fair value of plan assets at beginning of year	3,399	—
Actual return (loss) on plan assets	(551)	—
Employer contributions	363	1,003
Gross benefits paid	(53)	(1,003)

Fair value of plan assets at end of year	3,158	—

Funded status (underfunded)	(967)	(3,558)
Unrecognized actuarial (gain) loss	1,087	415
Unrecognized prior service cost (benefit)	—	177
Unrecognized net transition obligation (asset)	(12)	—

Accrued pension expense	$(108)	$(2,966)

Amounts recognized in the statement of financial position consists of
Prepaid benefit cost	108
Accrued benefit liability	—	(2,966)
Additional minimum liability	(1,075)	(49)
Intangible asset	—	49
Accumulated other comprehensive income	1,075	—

Accrued pension expense	$108	$(2,966)

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Plan			Supplemental Plan
DECEMBER 31,	2001	2000	1999	2001	2000	1999

Weighted-average assumptions
Discount rate	7.00%	7.50%	7.75%	7.00%	7.50%	7.75%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	N/A	5.00%	5.00%	5.00%	5.00%	5.00%

During 1999, the Company implemented the Director and Senior Management Stock Purchase Plan. The directors and senior managers purchased a total of 145,000 shares of common stock under this plan. The eligible participants executed promissory notes in the aggregate amount of $4.1 million to fund this purchase.

The Company’s Employee Stock Purchase Plan, effective January 1, 2000, offers eligible employees the opportunity to purchase shares of SCPIE common stock through payroll deductions.

NOTE 8.    BANK LOAN PAYABLE

On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. The Credit Agreement, as amended, allowed the Company borrowings up to $40 million from time to time, subject to certain conditions. The proceeds may be used by the Company for general corporate purposes and certain other permitted uses. Under the Credit Agreement, the interest rate (2.755% and 7.378% at December 31, 2001 and 2000 respectively) was based upon fluctuations in the London InterBank Offered Rate (LIBOR). Borrowings outstanding at December 31, 2001 and 2000, were $9.0 million and $27.0 million, respectively. All amounts outstanding under the Credit Agreement at December 31, 2001 were paid during February 2002, and the agreement was terminated effective February 28, 2002. Interest paid was $1.4 million in 2001 and $724,000 in 2000. No interest was paid in 1999.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered a lease covering approximately 95,000 square feet of office space for the Company headquarters. The lease has escalating payments over a term of 10 years ending 2009 with options to renew for an additional 10 years. The Company also leases space in other locations throughout the country.

The company expended $5.3 million for leasehold improvements and equipment through December 31, 2001. Occupancy expense for the years ended December 31, 2001 and 2000, was $3.4 million and $3.6 million respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2001 (in thousands):

2002	$2,933
2003	3,041
2004	3,042
2005	3,119
2006	3,097
Thereafter	5,817

Total minimum lease payments	$21,049

The Company is named as defendant in various legal actions primarily arising from claims made under insurance policies and contracts. These actions are considered by the Company in estimating the loss and loss adjustment expense reserves. The Company’s management believes that the resolution of these actions will not have a material adverse effect on the Company’s financial position or results of operations.

The Company was a defendant in a California action brought by the bankruptcy estate of an uninsured physician. The bankruptcy estate alleged that the Company had an undisclosed conflict of interest when it provided the physician with a free

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

courtesy defense by an attorney who had represented the interests of the Company’s insureds in other cases. In 1995, a jury made a damage award against the Company of $4.2 million in compensatory damages, and punitive damages that were reduced to $14.0 million by the trial judge. The Company appealed these awards to the California district court of appeal. On May 8, 1998, the appellate court reversed the judgment against the Company in its entirety. The case was remanded to the California Superior Court in which the judgment was originally entered. The Company filed a motion in the Superior Court for entry of judgment in its favor, which the bankruptcy estate opposed. The trial judge ruled in favor of the Company, and judgment for the Company was entered on September 29, 1999. The bankruptcy estate then filed an appeal of this ruling with the district court of appeal. On April 26, 2001, the appellate court affirmed the judgment in favor of the Company. On May 25, 2001, the court of appeal denied Plaintiff’s petition for rehearing. On July 11, 2001, the California Supreme Court denied Plaintiff’s petition for review. This terminated the action in favor of the Company.

In November 2001, the Company arranged a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit are collateralized and may be issued under the facility to fulfill the requirements of Lloyd’s and to guarantee loss reserves under reinsurance contracts. As of December 31, 2001, letter of credit issuance under the facility was approximately $46.3 million.

NOTE 10.    STOCK-BASED COMPENSATION

The Company has a stock compensation plan, the 2001 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (the Plan) which provides for grants of stock options to key employees and nonemployee directors of the Company.

FASB Statement No. 123 requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that Statement.

The aggregate number of options for common shares issued and issuable under the Plan currently is limited to 1,250,000. On February 13, 2002, the Company’s Board of Directors adopted an amendment to the Plan to, among other things, increase the number of shares that may be granted under the Plan to 1,700,000. This amendment must be approved by the stockholders of the Company within 12 months after the adoption by the Board of Directors. The amendment is expected to be considered and voted upon at the annual meeting of the stockholders of the Company to be held May 16, 2002. All options granted have 10-year terms and vest over various future periods.

A summary of the Company’s stock-option activity and related information follows:

	2001		2000		1999
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Options outstanding at beginning of year	608,690	$30.71	466,390	$29.97	256,790	$30.76
Granted during year	628,000	16.76	180,400	32.40	216,200	29.02
Exercised during year	—	—	—	—	—	—
Forfeited during year	26,200	30.34	38,100	29.74	6,600	29.19

Options outstanding at end of year	1,210,490	$23.48	608,690	$30.71	466,390	$29.97

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about stock options outstanding at December 31, 2001, is summarized as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

Range of Exercise Prices:
$16.70—$19.32	628,000	9.78	$16.76	—	—
$24.25—$36.50	582,490	7.02	30.72	405,307	$30.56

	1,210,490	8.45	$23.48	405,307	$30.56

The Company’s pro forma information using the Black-Scholes valuation model follows:

	2001	2000	1999

Estimated weighted average of the fair value of options granted	$4.80	$9.79	$7.40
Pro forma net income (loss) (in 000s)	$(59,841)	$15,846	$28,373
Pro forma earnings (loss) per share – Basic	$(6.42)	$1.70	$2.50
– Diluted	$(6.42)	$1.70	$2.50

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 5.5% to 6.1%; dividend yields ranging from 0.66% to 1.14%; volatility factors of the expected market price of the Company’s common stock ranging from .273 to .358; and a weighted average expected life of the options ranging from three to five years.

In management’s opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of nontransferable employee stock options with vesting restrictions.

NOTE 11.    EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share as of and for the year ended:

DECEMBER 31,	2001	2000	1999

	(In Thousands, Except Per-Share Data)
Numerator:
Net income (loss)	$(57,976)	$17,271	$29,902
Numerator for:
Basic earnings (loss) per share of common stock	$(57,976)	$17,271	$29,902
Diluted earnings (loss) per share of common stock	$(57,976)	$17,271	$29,902
Denominator:
Denominator for basic earnings per share of common stock—weighted-average shares outstanding	9,333	9,376	11,384
Effect of dilutive securities:
Stock options	$—	5	19

Denominator for diluted earnings per share of common stock adjusted—weighted-average shares outstanding	$9,333	$9,381	$11,403

Basic earnings (loss) per share of common stock	$(6.22)	$1.84	$2.63

Diluted earnings (loss) per share of common stock	$(6.22)	$1.84	$2.62

For the year ended December 31, 2001 no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 2001 and 2000 are summarized as follows:

	2001				2000
	1ST	2ND	3RD	4TH	1ST	2ND	3RD	4TH

	(In Thousands, Except Per-Share Data)
Premiums earned and other revenues	$48,020	$57,928	$59,532	$72,657	$40,173	$43,694	$45,531	$48,326
Net investment income	8,732	8,710	9,627	8,826	8,339	8,417	8,801	8,595
Realized investment gains (losses)	1,200	(7)	2,947	1,567	(915)	18	753	(256)
Net income (loss)	2,241	(29,080)	2,361	(33,498)	3,791	4,382	4,895	4,203
Basic earnings (loss) per share of common stock	$0.24	$(3.11)	$0.25	$(3.59)	$0.40	$0.47	$0.52	$0.45
Diluted earnings (loss) per share of common stock	$0.24	$(3.11)	$0.25	$(3.59)	$0.40	$0.47	$0.52	$0.45

During the fourth quarter of 2001, based on sharply increased losses for the 2001 accident year outside California, the Company increased reserves in its direct healthcare liability insurance segment an additional $26.0 million and established a premium deficiency reserve of $7.9 million at year end. Additionally in the fourth quarter, the Company recorded $26.1 million in losses related to the September 11 terrorist attacks. (See Note 4.)

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about reportable segment income (loss) and segment assets as of and for the period indicated:

Year Ended December 31, 2001	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

	(In Thousands)
Premium written	$168,600	$112,207	$—	$280,807

Premiums earned	$156,442	$79,493	$—	$235,935
Net investment income	—	—	35,895	35,895
Realized investment gains	—	—	5,707	5,707
Income from affiliates	—	—	1,327	1,327
Other revenue	—	—	875	875

Total revenues	156,442	79,493	43,804	279,739
Losses and loss adjustment expenses	220,311	84,162	—	304,473
Other operating expenses	45,820	18,912	—	64,732
Interest expense	—	—	1,416	1,416

Total expenses	266,131	103,074	1,416	370,621

Segment (loss) income before federal income taxes	$(109,689)	$(23,581)	$42,388	$(90,882)

Combined ratio	170.11%	129.66%	—	157.09%
Segment assets	$211,125	$58,200	$708,321	$977,646

Year Ended December 31, 2000	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

	(In Thousands)

Premium written	$177,703	$30,500	$—	$208,203

Premiums earned	$149,404	$27,098	$—	$176,502
Net investment income	—	—	34,152	34,152
Realized investment gains (losses)	—	—	(400)	(400)
Equity earnings from affiliate	—	—	880	880
Other revenue	—	—	1,122	1,122

Total revenues	149,404	27,098	35,754	212,256
Losses and loss adjustment expenses	129,307	23,295	—	152,602
Other operating expenses	32,333	4,150	—	36,483
Interest expenses	—	—	780	780

Total expenses	161,640	27,445	780	189,865

Segment (loss) income before income taxes	$(12,236)	$(347)	$34,974	$22,391

Combined ratio	108.19%	101.28%	—	107.57%
Segment assets	$155,176	$13,931	$685,538	$854,645

NOTE 14.    SUBSEQUENT EVENTS

The company entered into certain contracts with Brown & Brown, Inc., under which Brown & Brown acts as an insurance producer for the Company. A director of the Company serves as chairman of the board, president and chief executive officer and principal shareholder of Brown & Brown. Brown & Brown produced $45.0 million, $46.0 million and $21.3 million in gross written premiums in 2001, 2000 and 1999 respectively (including $4.5 million and $7.6 million from fronting arrangements related

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to dentist and oral surgeon programs in 2001 and 2000), and received commissions of $7.0 million, $7.6 million and $3.2 million. On March 6, 2002, the Company and Brown & Brown reached agreement to terminate these programs no later than March 6, 2003.

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 became law. The new law allows tax losses incurred in 2001 and 2002 to be carried back five years instead of the two years allowed under prior law. As a result of this law change, the Company will be able to recoup an additional approximate $8 million of taxes paid in the three years ended December 31, 1998 subsequent to filing its 2001 tax return. The federal income taxes receivable recorded on the December 31, 2001 balance sheet will be increased by approximately $8 million and the deferred tax asset decreased by an identical amount in the financial statements for the quarter ended March 31, 2002.

Schedule II—Condensed Financial Information of Registrant

SCPIE Holdings Inc.

Condensed Balance Sheets
(In Thousands, Except Share Data)

DECEMBER 31	2001	2000

ASSETS
Securities available for sale:
Fixed-maturity investments, at fair value (amortized cost: $5,016)	$—	$5,016
Equity investments, at fair value (cost: 2001—$19,676; 2000—$15,849)	17,567	13,892
Short-term investments	10,807	13,034
Investment in subsidiaries	238,153	291,727

Total investments	266,527	323,669
Cash	743	286
Deposits	—	17,550
Due from affiliates	—	365
Other	1,615	1,671

Total assets	$268,885	$343,541

LIABILITIES
Due to affiliates	$430	$—
Other	67
Bank loan payable	9,000	27,000

Total liabilities	9,497	27,000

Stockholders’ equity:
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding		—
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2001—9,318,066 shares outstanding 2000—9,331,017 shares outstanding	1	1
Additional paid-in capital	37,803	36,386
Accumulated other comprehensive gain (loss)	1,883	(1,528)
Retained earnings	322,734	384,437
Treasury stock, at cost (2001—2,974,025 shares and 2000—2,961,074 shares)	(98,983)	(98,705)
Stock subscription notes receivable	(4,050)	(4,050)

Total stockholders’ equity	259,388	316,541

Total liabilities and stockholders’ equity	$268,885	$343,541

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE Holdings Inc.

Condensed Statements of Operations
(In Thousands)

FOR THE YEAR ENDED	DECEMBER 31, 2001	DECEMBER 31, 2000	DECEMBER 31, 1999

Dividend from subsidiary	$—	$26,000	$106,000
Net investment income	1,585	806	638
Realized investment gains (losses)	—	(170)	(4,278)
Other income	1,564	1,118	—
Interest expenses	(1,416)	(780)	(25)
Other expenses	(1,743)	(2,110)	(2,204)

Earnings (loss) before federal income taxes and equity in income of subsidiaries	(10)	24,864	100,131
Federal income tax benefit (expense)	535	1,035	(22)

Earnings before equity in income (loss) of subsidiaries	525	25,899	100,109
Equity in income (loss) of subsidiaries	(58,501)	(8,628)	(70,207)

Net income (loss)	$(57,976)	$17,271	$29,902

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE Holdings Inc.

Condensed Statements of Cash Flows
(In thousands)

FOR THE YEAR ENDED	DECEMBER 31, 2001	DECEMBER 31, 2000	DECEMBER 31, 1999

OPERATING ACTIVITIES
Net income (loss)	$(57,976)	$17,271	$29,902
Adjustments to reconcile net loss to net cash provided by operating activities:
Realized investment (gains) losses	—	170	4,278
Due to affiliates	795	(1,005)	(374)
Provision for amortization	670	563	839
Changes in other assets and liabilities	123	(928)	(61)
Equity in undistributed (income) loss of subsidiaries and affiliates	56,573	8,628	70,207

Net cash provided by operating activities	185	24,699	104,791

INVESTING ACTIVITIES
Sales—equities	—	8,033	—
Sales—fixed maturities	5,000	—	43
Purchase—fixed maturities	—	(5,016)	(25,839)
Purchase—equities	(2,500)
Change in short-term investments	19,777	(27,860)	(1,514)
Capital contribution to subsidiaries	—	(5,000)	(2,000)

Cash used in investing activities	22,277	(29,843)	(29,310)

FINANCING ACTIVITIES
Repayment of bank loan	(18,000)	(4,000)	—
Proceeds from bank loan	—	18,000	13,000
Purchase of treasury stock	(278)	(5,095)	(84,705)
Cash dividends	(3,727)	(3,757)	(3,566)

Cash provided by (used in) financing activities	(22,005)	5,148	(75,271)
Increase (decrease) in cash	457	4	210
Cash at beginning of period	286	282	72

Cash at end of period	$743	$286	$282

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE Holdings Inc.

Notes to Condensed Financial Statements
December 31, 2001

1.    BASIS OF PRESENTATION

In the SCPIE Holdings’ financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings’ financial statements should be read in conjunction with the consolidated financial statements.

2.    BANK LOAN PAYABLE

On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. The Credit Agreement allows company borrowings up to $40 million from time to time, subject to certain conditions. The proceeds may be used by the Company for general corporate purposes and certain other permitted uses. Under the Credit Agreement, the interest rate (2.755% and 7.378% at December 31, 2001 and 2000 respectively) is based upon fluctuations in the London InterBank Offered Rate (LIBOR). Borrowings outstanding at December 31, 2001 and 2000 were $9.0 million and $27.0 million, respectively. All amounts outstanding under the Credit Agreement at December 31, 2001 were paid during February 2002, and the agreement was terminated effective February 28, 2002. Interest paid was $1.4 million and $724,000 in 2001 and 2000, respectively. No interest was paid during 1999.

Schedule III—Supplementary Insurance Information

SCPIE Holdings Inc.

Year Ended December 31, 2001

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$5,991	$463,276	$64,537	$—	$156,442	$—	$220,311	$28,712	$17,108	$168,600
Assumed Reinsurance (1)	13,474	$113,360	37,329	—	79,493	—	84,162	17,452	1,460	112,207
Other	—	—	—	—	—	35,895	—	—	—	—

Total	$19,465	$576,636	$101,866	$—	$235,935	$35,895	$304,473	$46,164	$18,568	$280,807

Year Ended December 31, 2000

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$16,293	$402,048	$52,380	$—	$149,404	$—	$129,307	$17,891	$14,442	$177,703
Assumed Reinsurance (1)	1,831	31,493	4,616	—	27,098	—	23,295	1,633	2,517	30,500
Other	—	—	—	—	—	34,152	—	—	—	—

Total	$18,124	$433,541	$56,996	$—	$176,502	$34,152	$152,602	$19,524	$16,959	$208,203

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.