Form 10-K/A
period 2001-12-31
SCPIE HOLDINGS INC
filed 2002-04-23
CIK 1013609

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Item 1 of Part I of Registrant’s Form 10-K for the fiscal year ended December 31, 2001 is hereby amended as follows solely to correct a typographical error contained in the table found at the top of page three of this amended and restated Item 1 of Part I.

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

YEAR ENDED DECEMBER 31, 2001	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$168,600	$112,207	$—	$280,807

Premiums earned	$156,442	$79,493	$—	$235,895
Net investment income	—	—	35,895	35,895
Realized investment gains	—	—	5,707	5,707
Equity earnings from affiliates	—	—	1,327	1,327
Other revenue	—	—	875	875

Total revenues	156,442	79,493	43,804	279,739
Losses and loss adjustment expenses	220,311	84,162	—	304,473
Other operating expenses	45,820	18,912	—	64,732
Interest expense	—	—	1,416	1,416

Total expenses	266,131	103,074	1,416	370,621

Income (loss) before federal income tax	$(109,689)	$(23,581)	$42,388	$(90,882)

Combined ratio	170.11%	129.66%	—	157.09%
Segment assets	$211,125	$58,200	$708,321	$977,646

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

April 23, 2002

SCPIE HOLDINGS INC.

By:	/s/ PATRICK T. LO
PATRICK T. LO Chief Financial Officer