Form 10-Q
period 2002-03-31
SCPIE HOLDINGS INC
filed 2002-05-15
CIK 1013609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

COMMISSION FILE NO. 1-12449

SCPIE HOLDINGS INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4457980
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1888 CENTURY PARK EAST, SUITE 800 LOS ANGELES, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	90067 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:	(310) 551-5900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 10, 2002
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $.0001 per share	9,318,066 shares

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2002—$578,448; 2001—$565,225)	$575,827	$569,144
Equity investments, at fair value (cost 2002—$29,660; 2001—$29,744)	26,071	29,098

Total securities available-for-sale	601,898	598,242
Other investment	14,928	14,928
Short term investments	65,098	84,989
Real estate	15,676	15,766

Total investments	697,600	713,925
Cash	7,124	10,162
Accrued investment income	9,451	8,673
Premiums receivable	151,169	82,490
Reinsurance recoverable on paid and unpaid	89,292	79,248
Deferred policy acquisition costs	20,250	19,465
Federal income taxes receivable	21,691	11,558
Deferred federal income taxes	29,030	36,661
Costs in excess of net assets acquired	5,324	5,324
Property and equipment, net	6,436	6,839
Other assets	3,610	3,301

Total assets	$1,040,977	$977,646

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$594,088	$576,636
Unearned premiums	162,237	101,868

Total reserves	756,325	678,504
Bank loan payable	—	9,000
Other liabilities	31,282	30,754

Total liabilities	787,607	718,258
Commitments and contingencies

	March 31, 2002	December 31, 2001
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued,2002 – 9,318,066 shares outstanding 2001 – 9,318,066 shares outstanding	1	1
Additional paid-in capital	37,805	37,803
Accumulated other comprehensive income (loss)	(4,422)	1,883
Retained earnings	322,671	322,734

	356,055	362,421
Treasury stock, at cost (2002 – 2,974,025 shares and 2001 – 2,974,025 shares)	(98,914)	(98,983)
Stock subscription notes receivable	(3,771)	(4,050)

Total stockholders’ equity	253,370	259,388

Total liabilities and stockholders’ equity	$1,040,977	$977,646

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Premiums earned	$81,053	$47,638
Net investment income	8,538	9,002
Realized investment gains	335	1,200
Equity in earnings from affiliate	248	250
Other revenue	104	201

Total revenues	90,278	58,291
Expenses:
Losses and loss adjustment expenses	68,700	45,840
Other operating expenses	20,777	9,264
Interest expenses	51	579

Total expenses	89,528	55,683

Income before federal income taxes	750	2,608
Federal income tax expense (benefit)	(176)	367

Net income	$926	$2,241

Basic earnings per share of common stock	$0.10	$0.24
Diluted earnings per share of common stock	$0.10	$0.24
Cash dividend declared per share of common stock	$0.10	$0.10

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss )	Retained Earnings	Treasury Stock	Stock Subscription Notes Receivable	Total Stock- Holders’ Equity
BALANCE AT JANUARY 1, 2002	$1	$37,803	$1,883	$322,734	$(98,983)	$(4,050)	$259,388
Net income	—	—	—	926	—	—	926
Other comprehensive loss for unrealized gains on securities sold, net of reclassification adjustments of $53 for losses included in net income	—	—	(6,305)	—	—	—	(6,305)

Comprehensive loss							(5,379)
Treasury stock reissued	—	—	—	—	69	—	69
Repayment of stock subscription note	—	—	—	—	—	279	279
Cash dividends	—	—	—	(989)	—	—	(989)

Other	—	2	—	—	—	—	2

BALANCE AT MARCH 31, 2002	$1	$37,805	$(4,422)	$322,671	$(98,914)	$(3,771)	$253,370

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net income	$926	$2,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for amortization and depreciation	1,206	467
Provision for deferred federal income taxes	—	(2,264)
Realized investment gains	(335)	(1,200)
Equity in earnings of affiliate	(248)	(250)

Changes in operating assets and liabilities:
Deferred acquisition costs	(785)	(3,362)
Accrued investment income	(778)	381
Federal income tax receivable	967	—
Unearned premiums	60,369	58,661
Unpaid losses and loss adjustment expenses, and reinsurance recoverables	7,408	(4,364)
Other liabilities	528	14,163
Premium receivable	(68,679)	(51,787)
Other assets	(309)	(1,264)

Net cash provided by operating activities	$270	$11,422

INVESTING ACTIVITIES
Purchases–fixed maturities	(60,727)	$(153,748)
Sales–fixed maturities	47,169	142,327
Maturities–fixed maturities	—	7,148
Purchases–equities	—	(2,500)
Changes in short-term investments	19,891	(9,746)

Net cash provided by (used in) investing activities	$6,333	$(16,519)

FINANCING ACTIVITIES
Bank loan payment	$(9,000)	$—
Repayment of stock subscription note	279	—
Reissue of treasury shares	69	134
Cash dividends	(989)	(924)

Net cash used in financing activities	$(9,641)	$(790)

Decrease in cash	$(3,038)	$(5,887)

Cash at beginning of period	10,162	10,418

Cash at end of period	$7,124	$4,531

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
March 31, 2002
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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings’ annual report on Form 10-K for the year ended December 31, 2001.

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002	2001
	(In Thousands, Except Per Share Data)
Numerator:
Net income	$926	$2,241
Numerator for:
Basic earnings per share of common stock	$926	$2,241
Diluted earnings per share of common stock	$926	$2,241
Denominator:
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,318	9,339
Effect of dilutive securities:
Stock options	201	—

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,519	9,339
Basic earnings per share of common stock	$0.10	$0.24

Diluted earnings per share of common stock	$0.10	$0.24

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

March 31, 2002

3.    INVESTMENTS

The Company’s investments in available-for-sale securities at March 31, 2002 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Fixed-maturity securities:
Bonds:
U. S. Government and Agencies	$167,875	$2,206	$1,946	$168,136
State, municipalities and political subdivisions	122,956	1,246	1,504	122,698
Mortgage-backed securities, U.S. Government	67,494	479	611	67,361
Corporate	220,123	1,502	3,993	217,632

Total fixed-maturity securities	578,448	5,433	8,054	575,827
Equity securities	29,660	11,668	5,257	26,071

Total	$608,108	$17,101	$13,311	$601,898

4.    FEDERAL INCOME TAXES

A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

	Three Months Ended March 31,
	2002	2001
	(In Thousands)
Federal income tax at 35%	$263	$913
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(486)	(620)
Goodwill	—	53
Other	47	21

Total	$(176)	$367

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 became law. The new law allows tax losses incurred in 2001 and 2002 to be carried back five years instead of the two years allowed under prior law. As a result of this law change, the Company will be able to recoup an additional approximate $11 million of taxes paid in the three years ended December 31, 1998, 1999 and 2000 subsequent to filing its 2001 tax return. The federal income taxes receivable recorded on the December 31, 2001 balance sheet were increased by approximately $11 million and the deferred tax asset decreased by an identical amount in the financial statements for the quarter ended March 31, 2002.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

March 31, 2002

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

The following table presents information about reportable segment income (loss) and segment assets as of and for the period indicated (in thousands):

	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
Three Months Ended March 31, 2002
Premiums earned	$43,142	$37,911	$—	$81,053
Net investment income	—	—	8,538	8,538
Realized investment gains	—	—	335	335
Equity earnings from affiliate	—	—	248	248
Other revenue	—	—	104	104

Total revenues	43,142	37,911	9,225	90,278
Losses and loss adjustment expenses	40,496	28,204	—	68,700
Other operating expenses	10,735	10,042	—	20,777
Interest expenses	—	—	51	51

Total expenses	51,231	38,246	51	89,528

Segment (loss) income before income taxes	(8,089)	(335)	9,174	750

Combined ratio	118.8%	100.9%	—	110.5%
Segment assets	$264,498	$71,755	$704,724	$1,040,977

	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
Three Months Ended March 31, 2001
Premiums earned	$35,592	$12,046	$—	$47,638
Net investment income	—	—	9,002	9,002
Realized investment gains	—	—	1,200	1,200
Equity earnings from affiliate	—	—	250	250
Other revenue	—	—	201	201

Total revenues	35,592	12,046	10,653	58,291
Losses and loss adjustment expenses	35,117	10,723	—	45,840
Other operating expenses	7,886	1,378	—	9,264
Interest expenses	—	—	579	579

Total expenses	43,003	12,101	579	55,683

Segment (loss) income before income taxes	(7,411)	(55)	10,074	2,608

Combined ratio	120.8%	100.5%	—	116.2%
Segment assets	$195,061	$15,699	$719,489	$930,249

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

March 31, 2002

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

Between January 1, 2000 and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best Rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical. HIG has advised the Company that at March 31, 2002, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $31.5 million and had established case loss reserves of $23.7 million, net of reinsurance. Incurred but not reported losses are expected to emerge; however, the amount cannot be reasonably estimated at this time. If the HIG insurance company subsidiaries are declared insolvent at some future date by a court of competent jurisdiction and unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date; however, the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of the HIG insurance company subsidiaries. The Company would be subrogated to the rights of the policyholders as creditors of the HIG insurance company subsidiaries. The Annual Statements filed by the HIG insurance company subsidiaries with the applicable state regulatory authorities in March 2002 show combined policyholder surplus of approximately $41.2 million at December 31, 2001, which includes $152.6 million of reserve discounting. In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Texas HIG Insurance Company subsidiaries. By their terms, the Orders are also binding on all of the HIG affiliates. Under these and similar orders in other jurisdictions, the HIG Insurance Company subsidiaries are effectively restricted to the “run off” payment of losses.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

March 31, 2002

7.    ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. The following table illustrates the financial statement impact as though FAS 142 was in effect beginning January 1, 2001.

(in thousands, except earning per share amounts)
For the Quarter Ended March 31, 2001
Reported net income	$2,241
Add back: intangible amortization	539

Adjusted net income	$2,780

Basic and diluted earnings per share:
Reported net income per share	$0.24
Intangible amortization	0.06

Adjusted net income per share	$0.30

8.    SUBSEQUENT EVENT

On April 30, 2002, the company eliminated 41 positions from a total staffing of 230. A one time charge of approximately $600,000 will be recorded in the second quarter of 2002 related to severance and other associated costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss expenses and expectations concerning the Company’s ability to retain current insureds at profitable levels, maintain its existing reinsurance relationships, and expand its healthcare liability insurance business in its principal market are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory changes, the level of ratings established by national rating organizations, the inherent uncertainty of loss and loss expense estimates, and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the Company’s future results will be, in large part, dependent upon the successful growth and profitability of a business segment, assumed reinsurance, in which the Company has only limited experience. The Company is also subject to certain structural risks, including statutory restrictions on intercompany transactions within the Company’s holding company structure. These risks and uncertainties are discussed in more detail under “Business—Risk Factors,” and “Management’s Discussion and Analysis—General” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company conducts its insurance business in two business segments: direct healthcare liability insurance and assumed reinsurance operations. Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons and dentists, healthcare facilities and other healthcare providers. The direct healthcare liability insurance segment includes premiums assumed under fronting arrangements related to a dental program. Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages.

The Company experienced significant underwriting losses in both segments during 2001. The losses in the direct healthcare liability insurance segment were almost entirely attributable to adverse experience incurred by the Company under policies issued to physicians and medical groups in states outside California. Adverse experience included both losses incurred under policies issued and renewed during 2001 and increases in loss reserves for policies issued in prior years. The Company instituted a number of premium rate increases and stricter underwriting standards during 2001 in an attempt to improve results. The Company and the independent insurance agency for the principal non-California programs (“Brown & Brown”) have recently agreed to terminate the Company’s participation no later than March 2003. In the meantime, the Company continues to apply very strict underwriting requirements and has the full advantage of the rate increases on policies issued and renewed under these programs.

The underwriting loss experienced in the assumed reinsurance segment during 2001 was primarily the result of the September 11, 2001, terrorist attack on the World Trade Center, Pentagon and certain airlines. During 2001, the Company recorded a loss of $28.1 million from the September 11 event. As a result of the Company’s 2001 financial results, on February 21, 2002, A.M. Best & Co (A.M. Best), the leading rating organization for the insurance industry, downgraded the financial strength rating of the Company’s insurance company subsidiaries to B++ (Very Good) from A (Excellent). The stated reason for the downgrade was the effect the losses for 2001 will have on the capitalization of the Company in relation to significant premium growth that occurred during 2001. This downgrade could have a material adverse effect on the ability of the Company to maintain its volume of premiums written and earned, particularly in the assumed reinsurance segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Consolidated Operating Results

Total revenues were $90.3 million for the three months ended March 31, 2002, an increase of 54.9% over total revenues of $58.3 million for the same period in 2001. Premiums earned increased $33.4 million, or 70%, for the quarter ended March 31, 2002. The increase was principally attributable to assumed reinsurance premiums earned of $37.9 million in the first quarter of 2002 as compared to $12.0 million earned the prior year.

Net investment income decreased to $8.5 million for the three months ended March 31, 2002, or 5.6%, from $9.0 million a year ago. The average rate of return on invested assets was 4.83% and 5.32% for the three months ended March 31, 2002 and 2001, respectively. During the first quarter of 2002, the Company realized $0.3 million of investment gains as compared to $1.2 million in realized investment gains for the same period in 2001. Variations in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.

Total expenses were $89.5 million for the three months ended March 31, 2002, an increase of 60.1% over total expenses of $55.7 million for the same period in 2001. The combined ratio was 110.5% for the first quarter of 2002 compared to 116.2% in the prior year. The combined ratio is the sum of loss and LAE expenses and other operating expenses to premiums earned. The decrease in the combined ratio in 2002 is due to a change in the mix of business to a greater proportion of assumed reinsurance, which produced a lower combined ratio.

Net income for the three months ended March 31, 2002 was $0.9 million, a decrease of 59.1% from net income of $2.2 million for the corresponding period in 2001.

Other comprehensive income or loss represents the change in unrealized gains and losses on invested assets occurring during the period. As a result of changes occurring in the fixed income and securities markets, the Company had comprehensive losses of $5.3 million (net of tax) in the first quarter of 2002.

Direct Healthcare Liability Insurance Segment

Premiums Earned.    Premiums earned in the direct healthcare liability insurance segment increased by approximately $7.6 million, or 21.2%, to $43.1 million for the three months ended March 31, 2002 from $35.6 million for the same period in 2001. This was principally due to a $4.6 million increase in premium from physicians and small medical groups written through Brown & Brown outside California, reflecting the 70% average rate increases instituted during the end of 2001 in the states involved. In California, premiums earned from physician and medical groups increased by approximately $2.1 million to $26.1 million from $24.0 million in 2001, reflecting an 8.4% average rate increase in 2002.

In the 2002 first quarter, gross premiums written were $104.1 million, and net premiums written were $98.7 million. In the same period in 2001, gross premiums written were $98.0 million and net premiums written were $94.6 million.

Losses and LAE.    Losses and LAE in the direct healthcare liability insurance segment increased to $40.5 million, or 93.8% of premiums earned in the first quarter 2002, from $35.6 million, or 98.7% of premiums earned for the same period in 2001. The lower loss ratio in 2002 is primarily due to higher rates in 2001 and 2002 for California physicians, medical groups and healthcare facilities. In the 2002 first quarter, the Company reduced its prior years’ loss and LAE reserve estimates by $4.8 million, compared to $2.9 million in the 2001 first quarter.

Other Operating Expenses.    Other operating expenses for the direct healthcare liability insurance segment increased to $10.7 million for the three months ended March 31, 2002 as compared to $8.1 million for the same period in 2001. In 2002, the Company did not defer acquisition costs related to physician business written outside California because of the unprofitable status of the business. In the 2001 first quarter, a significant portion of these costs was deferred.

The combined ratio for the direct healthcare liability segment was 118.8% in the 2002 first quarter, compared to 120.8% in the prior year.

Assumed Reinsurance Segment

Premiums Earned.    Premiums earned in the assumed reinsurance segment increased to $37.9 million for the three months ended March 31, 2002 from $12.0 million for the same period in 2001, reflecting the anticipated growth in the segment. Premiums earned included approximately $20.3 million under casualty programs, $5.8 million under property programs, $9.0 million under accident and health programs and $2.8 million under its marine program. Gross premiums written in the 2002 first quarter were $46.0 million, and net premiums written were $42.7 million. In the same period last year, gross premiums written were $12.3 million, and net premiums written were $11.7 million.

Approximately $13.0 million of the 2002 earned premium increase was attributable to the Company’s participation in Lloyd’s of London (Lloyd’s) syndicates. Premiums written through these syndicates are established to include higher commission expenses and lower expected loss ratios than the Company’s other assumed reinsurance business.

Losses and LAE.    Losses and LAE in the assumed reinsurance segment increased to $28.2 million, or 74.4% of premiums earned in the first quarter 2002, from $10.7 million, or 89.0% of premiums earned for the same period in 2001. The lower loss ratio in 2002 is due to the significant amount of Lloyd’s syndicate business discussed above.

Other Operating Expenses.    Other operating expenses for the assumed reinsurance segment increased $8.6 million to $10.0 million for the three months ended March 31, 2002 from $1.4 million for the same period in 2001. The increase reflects commission expenses associated with higher premiums in 2002 at higher commission rates.

The combined ratio for the assumed reinsurance segment was 100.9% and 100.5% in 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2002, the Company had positive cash flow from operations of $0.3 million compared to $11.4 million in 2001.

The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities. The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company’s portfolio of unaffiliated equity securities was $26.1 million at March 31, 2002. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company has made limited investments in real estate, which have been used almost entirely in the Company’s operating activities, with the remainder leased to third parties. The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each. The Company’s two former headquarters buildings were leased to third parties during 2000.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2002 without prior regulatory approval is approximately $12.4 million. No dividends were paid by the insurance company subsidiaries through May 13, 2002.

Common stock dividends paid to stockholders were $.40 per share in 2001. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. The Company has declared a regular quarterly dividend of $.10 per share, payable on June 28, 2002. Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company.

According to regulations governing insurance companies, the insurance company subsidiaries are required to maintain sufficient statutory capital and surplus to cover the risks associated with the policies they write. Due to losses and strengthening of loss reserves in 2001, the statutory capital and surplus of the insurance company subsidiaries declined significantly, while premiums increased. Failure to generate significant profitability in 2002 or obtain additional capital will limit the Company’s ability to increase or maintain its premium writings. There is no assurance that additional capital, if necessary, will be available to the Company on favorable or acceptable terms.

The average rate of return on invested assets was 4.83% and 5.32% for the three months ended March 31, 2002 and 2001, respectively.

The Company had borrowings of $9.0 million outstanding at December 31, 2001, under a Credit Agreement with three bank lenders. On February 28, 2002, the Company fully repaid the outstanding balance, and the parties terminated the Credit Agreement.

Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds will be sufficient to meet its liquidity needs over the next 18 months and beyond. However, because economic, market and regulatory conditions may change, there can be no assurance that the Company’s sources of funds will be sufficient to meet these liquidity needs. The short- and long-term liquidity requirements of the Company may vary because of the uncertainties regarding the settlement dates for unpaid claims.

During May 2001, the Board of Directors authorized the continuation of the Company’s 1999 program to repurchase up to 1,000,000 shares of its common stock on the open market. This authorization extended the Company’s 1999 program that would have otherwise expired in May 2001. Under this extended 1999 program, 391,420 shares have been repurchased.

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

The Company invests its assets primarily in fixed-maturity securities, which at March 31, 2002 comprised 82.5% of total investments at market value. U.S. government and tax-exempt bonds represent 50.7% of the fixed-maturity investments, with the remainder consisting of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 3.7% of total investment at market value. The other investment, which is comprised of a mutual fund investment that contains derivative instruments, accounts for 2.1% of total investments at market value. Approximately 11.7% of the investment portfolio consists of real estate investments and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

At March 31, 2002, the value of the fixed maturity portfolio was $2.6 million below amortized cost. At December 31, 2001 the Company’s fixed maturities were valued at $3.9 million above amortized cost.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herewith.

Number	Document

10.1	Employment Agreement dated May 1, 2002 between SCPIE Management Company and Timothy C. Rivers.

(b)    The Company filed no reports on Form 8-K during the quarterly period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: May 15, 2002	By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

By:	/s/ ROBERT B. TSCHUDY
Robert B. Tschudy Senior Vice President and Chief Financial Officer

By:	/s/ EDWARD G. MARLEY
Edward G. Marley Controller and Chief Accounting Officer