Form 10-Q
period 2002-06-30
SCPIE HOLDINGS INC
filed 2002-08-14
CIK 1013609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002	COMMISSION FILE NO. 1-12449

SCPIE HOLDINGS INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4457980
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

1888 CENTURY PARK EAST, STE. 800	90067
LOS ANGELES, CALIFORNIA	(ZIP CODE)
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

Yes  ☒    No  ☐

    Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 13, 2002
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,825,716 shares

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	JUNE 30, 2002	DECEMBER 31, 2001

	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2002 - $552,267; 2001 - $565,225)	$563,719	$569,144
Equity investments, at fair value (cost 2002 - $29,896; 2001 - $29,744)	27,692	29,098

Total securities available-for-sale	591,411	598,242
Other investment	15,000	14,928
Short term investments	95,337	84,989
Real estate	15,587	15,766

Total investments	717,335	713,925
Cash	7,160	10,162
Accrued investment income	8,782	8,673
Premiums receivable	126,318	82,490
Reinsurance recoverable on paid and unpaid losses	84,535	79,248
Deferred policy acquisition costs	20,946	19,465
Federal income taxes receivable	3,310	11,558
Deferred federal income taxes	27,646	36,661
Costs in excess of net assets acquired	5,324	5,324
Property and equipment, net	6,017	6,839
Other assets	2,737	3,301

Total assets	$1,010,110	$977,646

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$596,968	$576,636
Unearned premiums	134,435	101,868

Total reserves	731,403	678,504
Bank loan payable	—	9,000
Other liabilities	28,437	30,754

Total liabilities	759,840	718,258
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2002 - 9,325,716 shares outstanding 2001 - 9,318,066 shares outstanding	1	1
Additional paid-in capital	37,805	37,803
Accumulated other comprehensive income	5,312	1,883
Retained earnings	309,797	322,734
Treasury stock, at cost (2002 - 2,966,375 shares and 2001 - 2,974,025 shares)	(98,874)	(98,983)
Stock subscription notes receivable	(3,771)	(4,050)

Total stockholders’ equity	250,270	259,388

Total liabilities and stockholders’ equity	$1,010,110	$977,646

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2002	2001	2002	2001

Revenues:
Premiums earned	$78,826	$57,537	$159,879	$105,175
Net investment income	7,917	8,710	16,455	17,712
Realized investment gains (losses)	1,041	(7)	1,376	1,193
Equity in earnings from affiliate	84	350	332	600
Other revenue	776	41	880	242

Total revenues	88,644	66,631	178,922	124,922
Expenses:
Losses and loss adjustment expenses	88,327	95,276	157,027	141,116
Amortization of deferred policy acquisition costs	13,720	12,199	29,076	17,460
Other underwriting and operating expenses	5,450	4,294	10,871	8,297
Interest expenses	15	351	66	930

Total expenses	107,512	112,120	197,040	167,803

Loss before federal income taxes	(18,868)	(45,489)	(18,118)	(42,881)
Federal income tax benefit	(6,879)	(16,409)	(7,055)	(16,042)

Net loss	$(11,989)	$(29,080)	$(11,063)	$(26,839)

Basic loss per share of common stock	$(1.29)	$(3.11)	$(1.19)	$(2.87)
Diluted loss per share of common stock	$(1.29)	$(3.11)	$(1.19)	$(2.87)

Cash dividend declared per share of common stock	$0.10	$0.10	$0.20	$0.20

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	TOTAL STOCK- HOLDERS’ EQUITY

BALANCE AT JANUARY 1, 2002	$1	$37,803	$1,883	$322,734	$(98,983)	$(4,050)	$259,388
Net loss	—	—	—	(11,063)	—	—	(11,063)
Other comprehensive loss for unrealized gains on securities sold, net of reclassification adjustments of $282 for losses included in net income	—	—	3,429	—	—	—	3,429

Comprehensive loss							(7,634)
Treasury stock reissued	—	—	—	—	109	—	109
Repayment of stock subscription note	—	—	—	—	—	279	279
Cash dividends	—	—	—	(1,874)	—	—	(1,874)
Other	—	2	—	—	—	—	2

BALANCE AT JUNE 30, 2002	$1	$37,805	$5,312	$309,797	$(98,874)	$(3,771)	$250,270

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(11,063)	$(26,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for amortization and depreciation	2,389	1,925
Provision for deferred federal income taxes	(3,991)	(15,730)
Realized investment gains	(1,376)	(1,193)
Equity in earnings of affiliate	(332)	(600)
Changes in operating assets and liabilities:
Deferred acquisition costs	(1,481)	2,751
Accrued investment income	(109)	(318)
Federal income tax receivable	18,951	(995)
Unearned premiums	32,567	36,419
Loss and loss adjustment expense reserves	20,332	46,649
Reinsurance recoverables on paid and unpaid claims	(5,287)	(5,509)
Other liabilities	(2,317)	11,407
Premium receivable	(43,828)	(39,118)
Other assets	564	2,292

Net cash provided by operating activities	5,019	11,141
INVESTING ACTIVITIES
Purchases—fixed maturities	(165,041)	(232,821)
Sales—fixed maturities	174,354	236,543
Maturities—fixed maturities	3,500	12,197
Purchases—equities	—	(2,500)
Sales—equities	—	24
Change in short-term investments, net	(10,348)	(28,084)

Net cash provided by (used in) investing activities	2,465	(14,641)

FINANCING ACTIVITIES
Repayment of stock subscription note	279	—
Reissue of treasury shares	109	134
Cash dividends	(1,874)	(1,858)
Bank loan payment	(9,000)	—

Net cash used in financing activities	(10,486)	(1,724)

Decrease in cash	(3,002)	(5,224)
Cash at beginning of period	10,162	10,418

Cash at end of period	$7,160	$5,194

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2002

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

        These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings’ annual report on Form 10-K for the year ended December 31, 2001.

        Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

2.   EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

(IN THOUSANDS, EXCEPT PER SHARE DATA)	2002	2001	2002	2001

Numerator:
Net loss	$(11,989)	$(29,080)	$(11,063)	$(26,839)
Numerator for:
Basic earnings per share of common stock	$(11,989)	$(29,080)	$(11,063)	$(26,839)
Diluted earnings per share of common stock	$(11,989)	$(29,080)	$(11,063)	$(26,839)
Denominator:
Denominator for basic earnings per share of common stock - weighted-average shares outstanding	9,318	9,339	9,318	9,339
Effect of dilutive securities:
Stock options	—	—	—	—

Denominator for diluted earnings per share of common stock adjusted - weighted-average shares outstanding	9,318	9,339	9,318	9,339
Basic loss per share of common stock	$(1.29)	$(3.11)	$(1.19)	$(2.87)

Diluted loss per share of common stock	$(1.29)	$(3.11)	$(1.19)	$(2.87)

        No incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

3.   INVESTMENTS

        The Company’s investments in available-for-sale securities at June 30, 2002 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U. S. Government and Agencies	$152,153	$4,390	$116	$156,427
Stae, municipalities and political subdivisions	92,425	2,351	244	94,532
Mortgage-backed securities, U.S. Government	88,421	2,028	23	90,426
Corporate	219,268	4,186	1,120	222,334

Total fixed-maturity securities	552,267	12,955	1,503	563,719
Equity securities	29,896	1,692	3,894	27,692

Total	$582,163	$14,647	$5,397	$591,411

4.   FEDERAL INCOME TAXES

        A reconciliation of federal income tax benefit computed at the federal statutory tax rate to the total income tax provision is as follows:

	SIX MONTHS ENDED JUNE 30,

	2002	2001

	(IN THOUSANDS)
Federal income tax benefit at 35%	$(6,341)	$(15,008)
Decrease (increase) in tax benefit resulting from:
Tax-exempt interest	(767)	(1,193)
Goodwill	—	105
Other	53	54

Total	$(7,055)	$(16,042)

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

     The following table presents information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

Six Months Ended June 30, 2002
Premiums earned	$85,354	$74,525	$—	$159,879
Net investment income	—	—	16,455	16,455
Realized investment gains	—	—	1,376	1,376
Equity in earnings from affiliate	—	—	332	332
Other revenue	—	—	880	880

Total revenues	85,354	74,525	19,043	178,922

Losses and loss adjustment expenses	88,290	68,737	—	157,027
Amortization of deferred policy acquisition costs	8,567	20,509	—	29,076
Other operating expenses	9,987	884	—	10,871
Interest expenses	—	—	66	66

Total expenses	106,844	90,130	66	197,040

Segment (loss) income before income taxes	$(21,490)	$(15,605)	$18,977	$(18,118)

Combined ratio	125.18%	120.94%	—	123.24%
Segment assets	$218,684	$82,518	$708,908	$1,010,110

	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

Six Months Ended June 30, 2001
Premiums earned	$77,300	$27,875	$—	$105,175
Net investment income	—	—	17,712	17,712
Realized investment gains	—	—	1,193	1,193
Equity in earnings from affiliate	—	—	600	600
Other revenue	—	—	242	242

Total revenues	77,300	27,875	19,747	124,922

Losses and loss adjustment expenses	116,465	24,651	—	141,116
Amortization of deferred policy acquisition costs	15,293	2,167	—	17,460
Other operating expenses	7,552	745	—	8,297
Interest expenses	—	—	930	930

Total expenses	139,310	27,563	930	167,803

Segment (loss) income before income taxes	$(62,010)	$312	$18,817	$(42,881)

Combined ratio	180.22%	98.88%	—	159.55%
Segment assets	$197,691	$26,225	$698,166	$922,082

	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

Three Months Ended June 30, 2002
Premiums earned	$42,212	$36,614	$—	$78,826
Net investment income	—	—	7,917	7,917
Realized investment gains	—	—	1,041	1,041
Equity in earnings from affiliate	—	—	84	84
Other revenue	—	—	776	776

Total revenues	42,212	36,614	9,818	88,644
Losses and loss adjustment expenses	47,794	40,533	—	88,327
Amortization of deferred policy acquisition costs	2,820	10,900	—	13,720
Other operating expenses	4,999	451	—	5,450
Interest expenses	—	—	15	15

Total expenses	55,613	51,884	15	107,512

Segment (loss) income before income taxes	$(13,401)	$(15,270)	$9,803	$(18,868)

Combined ratio	131.75%	141.71%	—	136.39%
Segment assets	$218,684	$82,518	$708,908	$1,010,110

	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

Three Months Ended June 30, 2001
Premiums earned	$41,708	$15,829	$—	$57,537
Net investment income	—	—	8,710	8,710
Realized investment losses	—	—	(7)	(7)
Equity in earnings from affiliate	—	—	350	350
Other revenue	—	—	41	41

Total revenues	41,708	15,829	9,094	66,631
Losses and loss adjustment expenses	81,348	13,928	—	95,276
Amortization of deferred policy acquisition costs	11,036	1,163	—	12,199
Other operating expenses	3,923	371	—	4,294
Interest expenses	—	—	351	351

Total expenses	96,307	15,462	351	112,120

Segment (loss) income before income taxes	$(54,599)	$367	$8,743	$(45,489)

Combined ratio	230.91%	97.68%	—	194.87%
Segment assets	$197,691	$26,225	$698,166	$922,082

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

     Between January 1, 2000 and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc.  (HIG).  Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction.  The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella.  The gross premiums written by the HIG subsidiaries were approximately $88.4 million for the subject policies.  In November 2001, HIG disclosed that its A.M. Best Rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement.  In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical.  HIG has advised the Company that at June 30, 2002, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $46.6 million and had established case loss reserves of $18.8 million, net of reinsurance.  Incurred but not reported losses are expected to emerge; however, the amount cannot be reasonably estimated at this time.  If the HIG insurance company subsidiaries are declared insolvent at some future date by a court of competent jurisdiction and unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date; however, the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of the HIG insurance company subsidiaries.  The Company would be subrogated to the rights of the policyholders as creditors of the HIG insurance company subsidiaries.  The Annual Statements filed by the HIG insurance company subsidiaries with the applicable state regulatory authorities in March 2002 show combined policyholder surplus of approximately $41.2 million at December 31, 2001, which includes $152.6 million of reserve discounting.  In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Texas HIG Insurance Company subsidiaries.  By their terms, the Orders are also binding on all of the

HIG affiliates.  Under these and similar orders in other jurisdictions, the HIG Insurance Company subsidiaries are effectively restricted to the “run off” payment of losses.

     The Company has received notification that it will be assessed approximately $15 million in California franchise taxes on dividends distributed to the Company from its principal insurance subsidiary relating to calendar years 1997 to 2000 based upon the decision in Ceridian v. FTB, (2001) 85 Cal.App. 4th 875 (as modified 86 Cal.App. 4th 383).  The Company understands that similar assessments are being assessed to a number of California insurance holding companies, and believes that this industrywide issue will not be resolved for some time. The Company believes it has defenses to and plans to vigorously appeal the assessments.  No amount has been reported in the Company’s financial statements pending the resolution of this industrywide issue.

7.  ACCOUNTING PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life, cease amortizing.  The following table illustrates the financial statement impact as though FAS 142 was in effect beginning January 1, 2001 (in thousands, except loss per share amounts):

	THREE MONTHS ENDED JUNE 30	SIX MONTHS ENDED JUNE 30

	2001	2001

Reported net loss	$(29,080)	$(26,839)
Add back: intangible amortization	$207	$414

Adjusted net loss	$(28,873)	$(26,425)

Basic and diluted loss per share:
Reported net loss per share	$(3.11)	$(2.87)
Intangible amortization	$0.02	$0.04

Adjusted net loss per share	$(3.09)	$(2.83)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company currently conducts its insurance business in two business segments:  direct healthcare liability insurance and assumed reinsurance operations.  Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons and dentists, healthcare facilities and other healthcare providers.  Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages.

     The Company reported a net loss of $58 million for the fiscal year 2001 primarily as a result of Direct Healthcare losses outside of California and the World Trade Center loss in its assumed reinsurance operations. This loss and the resulting decrease in statutory surplus combined with an increase in written premiums caused the capital adequacy ratios for the Company to decline significantly. As a result, on February 21, 2002, AM Best & Co., the leading rating organization for the insurance industry, downgraded the financial strength rating of the company’s insurance subsidiaries to B++ (very good) from A (excellent). In order to improve the capital adequacy ratios, the Company needed to either raise additional capital or reduce its written premium leverage. Because of current market conditions and the current price of SCPIE stock, raising additional capital is not considered a viable option at this time. Therefore, the Company is pursuing an initiative to divest its reinsurance operations. The Company expects to complete a reinsurance transaction to reduce its net premium writings and its balance sheet exposures related to the assumed reinsurance operations in the third quarter 2002. If this transaction is completed on satisfactory terms, the Company’s capital adequacy ratios will significantly improve from current levels.

     Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements.  Actuarial estimates of losses and loss expenses and expectations concerning the Company’s ability to retain current insureds at profitable levels, maintain its existing reinsurance relationships, expand its healthcare liability insurance business in its principal market, and divest its assumed reinsurance operations are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory changes, the level of ratings established by national rating organizations, the inherent uncertainty of loss and loss expense estimates, and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  The Company is also subject to certain structural risks, including statutory restrictions on dividends and other intercompany transactions within the Company’s holding company structure.  These risks and uncertainties are discussed in more detail under “Business - Risk Factors,” and “Management’s Discussion and Analysis - General” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Consolidated Operating Results

     Total revenues were $88.6 million for the three months ended June 30, 2002, an increase of 33.0% over total revenues of $66.6 million for the same period in 2001.  Premiums earned increased $21.3 million to $78.8 million for the second quarter ended June 30, 2002, almost entirely generated by the assumed reinsurance segment.

     Net investment income decreased to $7.9 million for the three months ended June 30, 2002, a decrease of 9.1% from $8.7 million a year ago.  The average rate of return on invested assets was 4.49% and 4.92% for the three months ended June 30, 2002 and 2001, respectively.  Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.

     Total expenses were $107.5 million for the three months ended June 30, 2002, a decrease of $4.6 million or 4.1% from total expenses of $112.1 million for the same period in 2001.  The 2002 second quarter results include additional recorded losses of $16.5 million due to increases in estimates of losses incurred in prior years for healthcare business primarily outside of California and for the Company’s assumed reinsurance operations, partially offset by $7.3 million of reductions in estimates of losses incurred in prior years for physician business in California.  During the second quarter of 2001, the Company strengthened its loss and LAE reserves by $18.9 million to reflect unanticipated increases in estimated losses incurred in prior years and also recognized $7.5 million of rate inadequacies for certain existing policies, in both cases relating to physician business outside California.  The Company also increased its expected rate of losses and LAE for the current accident year, substantially relating to physician business outside California, resulting in an additional increase in loss and LAE incurred of $10.4 million which was fully reflected in the 2001 second quarter.  Expenses recorded in the second quarter of 2001 also included the write-off of $3.6 million deferred policy acquisition costs related to physician business outside of California.

     The Company recorded a net loss of $12.0 million for the three months ended June 30, 2002 as compared to a net loss of $29.1 million for the corresponding period in 2001.

Direct Healthcare Liability Insurance Segment

Premiums.     Premiums earned in the direct healthcare liability insurance segment remained relatively unchanged at $42.2 million for the three months ended June 30, 2002 from $41.7 million for the same period in 2001. In the 2002 second quarter, gross premiums written were $10.7 million, and net premiums written were $5.6 million.  In the same period in 2001, gross premiums written were $16.0 million and net premiums written were $11.6 million. The decrease in premiums written is primarily attributable to the planned decrease in the physician business written outside California in the Brown & Brown programs, offset partially by the substantial rate increases in these programs.

Losses and LAE.     Losses and LAE in the direct healthcare liability insurance segment decreased to $47.8 million in the second quarter of 2002 from $81.3 million for the same period in 2001.  The loss ratios were 113.2% and 195.0% in the second quarter of 2002 and 2001, respectively.  Loss ratio is defined as the ratio of losses and LAE incurred to net premiums earned.  The 2002 second quarter results include additional recorded losses of $7.4 million due to increases in estimates of losses incurred in prior years for healthcare business primarily outside of California, offset by $7.3 million of reductions in estimates of losses incurred in prior years for physician business in California.  As discussed above, during the second quarter of 2001, the Company strengthened its prior years’ loss reserves and included an additional reserve for premium inadequacy on current policies, in the aggregate amount of $26.4 million due almost entirely to adverse loss developments in its physician healthcare liability insurance business outside the state of California.  In the second quarter of 2001, the Company also reevaluated and increased its ratio of expected losses during the 2001 accident year in relation to premiums earned, again related substantially to the adverse experience outside of California.  The effect of this reevaluation is reflected entirely in the second quarter 2001 loss and LAE results.

The Company has instituted healthcare liability rate increases averaging approximately 75% in 2002 in the principal states outside of California in which it does businesses.  The Company has also adopted stricter underwriting standards in these states, and has placed moratoriums on underwriting new business in certain states.

Policy acquisition costs.     The acquisition cost ratio in the direct healthcare liability insurance segment decreased to 6.7% of premiums earned, for the second quarter 2002 from 26.5% of premiums earned a year ago.  The decrease in 2002 is due to a decrease in higher cost broker-produced premiums written.  Most acquisition costs related to physician business outside of California were directly expensed during 2002 due to the unprofitable status of the business.  2001 expenses also included the write-off of $3.6 million of deferred policy acquisition costs related to physician business outside of California.

Other underwriting and operating expenses.     Other underwriting and operating expenses in the direct healthcare liability insurance segment increased to $5.0 million in the 2002 second quarter from $3.9 million in 2001.  The increase in 2002 is primarily attributable to higher employee-related expenses and other general operating expenses.  2002 expenses include a one-time charge of approximately $0.5 million in severance costs related to the elimination of 41 positions on April 30, 2002.

Assumed Reinsurance Segment

Premiums.     Premiums earned in the assumed reinsurance segment increased to $36.6 million for the three months ended June 30, 2002 from $15.8 million for the same period in 2001.  The increase of $20.8 million in the second quarter of 2002 reflects the anticipated growth in this segment.  Premiums earned included approximately $16.7 million under casualty programs, $4.3 million under property programs, $10.8 million under accident and health programs and $4.8 million under its marine program.

In the 2002 second quarter, gross premiums written were $58.5 million, and net premiums written were $45.5 million.  In the same period in 2001, gross premiums written were $24.4 million and net premiums written were $23.6 million.

Losses and LAE.     Losses and LAE in the assumed reinsurance segment increased to $40.5 million for the three months ended June 30, 2002 from $13.9 million for the same period in 2001.  The loss and LAE ratio increased to 110.7% in 2002 from 88.0% a year ago.  2002 incurred losses include additional recorded losses of $9.1 million due to increases in estimates of losses incurred in prior years, including $3.5 million in upward development on losses related to the September 11, 2001 World Trade Center loss.

Policy acquisition costs.     The acquisition cost ratio in the assumed reinsurance segment increased to 29.8% of premiums earned in the 2002 second quarter from 7.3% of premiums earned in 2001.  The increase in 2002 is attributable to the Company’s greater participation in Lloyd’s of London (Lloyd’s) syndicates, which have significantly higher commission expenses.

Other underwriting and operating expenses.     Other underwriting and operating expenses in the assumed reinsurance segment increased slightly to $0.5 million for the 2002 second quarter from $0.4 million in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Consolidated Operating Results

     Total revenues were $178.9 million for the six months ended June 30, 2002, an increase of $54.0 million or 43.2% over total revenues of $124.9 million for the same period in 2001.  Premiums earned increased $54.7 million, or 52.0% during the first six months in 2002 as compared to the corresponding period a year ago.  The assumed reinsurance and direct healthcare liability segments reported increased earned premium of $46.7 million and $8.1 million, respectively.

     Net investment income decreased to $16.5 million for the six months ended June 30, 2002, a decrease of 7.1% from $17.7 million a year ago.  During the six months ended June 30, 2002, the Company realized $1.4 million of investment gains as compared to $1.2 million for the same period in 2001.  The average rate of return on invested assets was 4.65% and 5.15% for the six months ended June 30, 2002 and 2001, respectively.  Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.

     Total expenses were $197.0 million for the six months ended June 30, 2002, an increase of 17.4% over total expenses of $167.8 million for the same period in 2001. The 2002 results include additional recorded losses of $14.8 million due to increases in estimates of losses incurred in prior years for healthcare business primarily outside of California and for the Company’s assumed reinsurance operations, partially offset by $11.4 million of reductions in estimates of losses incurred in prior years for physician business in California. During the second quarter of 2001, the Company strengthened its loss and LAE reserves by $26.4 million to reflect unanticipated increases in estimated losses incurred in prior years and the recognition of rate inadequacies for certain existing policies, in both cases relating to physician business outside California.  The Company also increased its expected rate of losses and LAE for the current accident year substantially relating to physician business outside of California, resulting in an additional increase in loss and LAE incurred of $10.4 million which was fully reflected in the six months ended June 30, 2001.  Also contributing to the 2001 expenses was a write off of $3.6 million of deferred policy acquisition costs related to physician business outside of California.

     Net loss for the six months ended June 30, 2002 was $11.1 million, compared with net loss of $26.8 million for the corresponding period in 2001.

Direct Healthcare Liability Insurance Segment

Premiums.     Premiums earned in the direct healthcare liability insurance segment increased by approximately $8.1 million, or 10.4% to $85.4 million for the six months ended June 30, 2002 from $77.3 million for the same period in 2001.  This increase in premiums was attributable to an increase of $5.1 million in physician professional liability business generated outside the state of California, reflecting the 75% average rate increases instituted in the states involved.

For the six months ended June 30, 2002, gross premiums written were $114.8 million, and net premiums written were $104.3 million.  In the same period in 2001, gross premiums written were $113.9 million and net premiums written were $106.2 million.

Losses and LAE.     Losses and LAE in the direct healthcare liability insurance segment decreased to $88.3 million for the six months ended June 30, 2002 from $116.5 million in the same period of 2001.  The loss ratios were 103.4% and 150.7% in the six months ended June 30, 2002 and 2001, respectively.  The 2002 six month results include additional recorded losses of $6.7 million due to increases in estimates of losses incurred in prior years for healthcare business primarily outside of California offset by $11.4 million of reductions in estimates of losses incurred in prior years for physician business in California. As discussed previously, during the first six months of 2001, the Company strengthened its prior years’ loss reserves and included an additional reserve for premium inadequacy on current policies, in the aggregate amount of $26.4 million due almost entirely to adverse loss developments in its physician healthcare liability insurance business outside the state of California.  In the second quarter of 2001, the Company also reevaluated and increased its ratio of expected losses during the 2001 accident year in relation to premiums earned, again related substantially to the adverse experience outside of California.

Policy acquisition costs.     The acquisition cost ratio in the direct healthcare liability insurance segment decreased to 10.0% of premiums earned for the six months ended June 30, 2002, from 19.8% of premiums earned in 2001.  The decrease is due to a decrease in higher cost broker-produced premiums written.  Most acquisition costs related to physician business outside of California were directly expensed during 2002 due to the unprofitable status of the business.   2001 expenses included the write-off of $3.6 million of deferred policy acquisition costs related to physician business outside of California.

Other underwriting and operating expenses.     Other underwriting and operating expenses in the direct healthcare liability insurance segment increased to $10.0 million for the six months ended June 30, 2002 from $7.6 million a year ago.  The increase in 2002 is primarily attributable to higher employee-related expenses and other general operating expenses.

Assumed Reinsurance Segment

Premiums.     Premiums earned in the assumed reinsurance segment increased to $74.5 million for the six months ended June 30, 2002 from $27.8 million for the same period in 2001.  The increase of $46.7 million in the six months ended June 30, 2002 reflects the anticipated growth in this segment.  Premiums earned in 2002 included approximately $37.0 million under casualty programs, $10.0 million under property programs, $19.8 million under accident and health programs and $7.7 million under its marine program.

For the six months ended June 30, 2002, gross premiums written were $104.6 million, and net premiums written were $88.2 million.  In the same period in 2001, gross premiums written were $36.7 million and net premiums written were $35.3 million.

Losses and LAE.     Losses and LAE in the assumed reinsurance segment increased to $68.7 million for the six months ended June 30, 2002 from $24.7 million for the same period in 2001.  The loss and LAE ratio increased to 92.2% in 2002 from 88.4% a year ago.  The increase in the loss and LAE ratio in 2002 was due to increased loss reporting in the six months ended June 30, 2002 as compared to the same period of 2001.  2002 incurred losses include additional recorded losses of $8.1 million due to increases in estimate of losses incurred in prior periods, which includes upward development on the World Trade Center loss of $2.9 million.

Policy acquisition costs.    The acquisition cost ratio in the assumed reinsurance segment increased to 27.5% of premiums earned for the six months ended June 20, 2002, from 7.8% of premiums earned in 2001.  The increase in 2002 is attributable to the Company’s greater participation in Lloyd’s of London (Lloyd’s) syndicates, which include significantly higher commission expenses.

Other underwriting and operating expenses.     Other underwriting and operating expenses in the assumed reinsurance segment were $0.9 million for the six months ended June 30, 2002, compared to $0.7 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

     Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period.  During the first six months of 2002, the Company had positive cash flow from operations of $5.0 million compared to  $11.1 million in 2001.

     The Company invests its positive cash flow from operations in both fixed maturity securities and equity securities.  The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company’s portfolio of unaffiliated equity securities was $27.7 million at June 30, 2002. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

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

     SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries.  Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities.  The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance.  SCPIE Holdings’ principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year.  Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval.  The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2002 without prior regulatory approval is approximately $12.4 million.  No dividends were paid by the insurance company subsidiaries through August 13, 2002.

     Common stock dividends paid to stockholders were $.40 per share in 2001.  These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years.  During the six months ended June 30, 2002, the Company paid dividends of $0.20 per share.  The Company has declared a regular quarterly dividend of $0.10 per share, payable on September 30, 2002.  Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company.

     According to regulations governing insurance companies, the insurance company subsidiaries are required to maintain sufficient statutory capital and surplus to cover the risks associated with the policies they write.  Due to losses and strengthening of loss reserves in 2001, the statutory capital and surplus of the insurance company subsidiaries declined significantly, while premium writings increased.  In order to improve the Company’s capital adequacy ratios under the Risk Based Capital formulas of the NAIC and the Capital Adequacy Ratio used by AM Best, the Company must either raise additional capital or reduce its premium writing leverage.  Because of current market conditions and the price of SCPIE stock, raising additional capital is not considered a viable option at this time.  Therefore, the Company is pursuing an initiative to divest its assumed reinsurance operations.  The Company expects to complete a reinsurance transaction to reduce its net premium writings and its balance sheet exposures related to the assumed reinsurance operations in the third quarter 2002.  Upon completion of this transaction the Company’s capital adequacy ratios will significantly improve.  There is no assurance that this transaction will be completed on acceptable terms within the third quarter 2002 timeframe.

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

     The Company invests its assets primarily in fixed-maturity securities, which at June 30, 2002 comprised 78.6% of total investments at market value.  U.S. government and tax-exempt bonds represent 44.5% of the fixed-maturity investments, with the remainder consisting of mortgage-backed securities and corporate bonds.  Equity securities, consisting primarily of common stocks, account for 3.9% of total investment at market value.  The remaining 17.5% of the investment portfolio consists of real estate investments and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

     At June 30, 2002, the value of the fixed maturity portfolio was $11.5 million above amortized cost. At December 31, 2001 the Company’s fixed maturities were valued at $3.9 million above amortized cost.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on May 16, 2002, the following individuals were reelected to the Board of Directors of the Company for a term ending in 2005: Charles B. McElwee, M.D., 5,404,002 votes for, 1,052,717 withheld authority; William A. Renert, MD, 5,404,494 votes for, 1,052,225 withheld authority, Henry L. Stoutz, MD, 5,403,815 votes for, 1,053,950 withheld authority, Ronald H. Wender, MD, 5,403,815 votes for, 1,052,904 withheld authority, and Donald J. Zuk, 4,284,377 votes for, 2,172,342 withheld authority.  The other directors, whose terms of office continued after the meeting were J. Hyatt Brown, Willis T. King, Jr., Harriet M. Opfell, MD, Reinhold A. Ullrich, MD, Mitchell S. Karlan, MD, Jack L. McCleary, MD, Wendell L. Moseley, MD and Donald P. Newell.

     In addition, an amendment to the Company’s 2001 Amended and Restated Equity Participation Plan was approved, and the performance goals under that plan were re-approved, with 4,043,991 votes for, 2,265,887 against, 146,840 abstentions, and 1 broker non-vote.

     Also, Ernst & Young LLP was reappointed as the independent auditor of the Company for the fiscal year ending December 31, 2002.  With respect to this reappointment, 6,279,025 shares voted for ratification of this appointment, 99,192 shares voted against, 78,502 shares abstained, and no broker non-votes were received.

ITEM 5. OTHER INFORMATION

     On August 6, 2002, J. Hyatt Brown resigned as a director of the Company.  At a meeting on August 8, 2002, the Board of Directors elected Louis H. Masotti, Ph.D., to fill the vacancy created by Mr. Brown’s resignation.  Dr. Masotti has been president of Louis H. Masotti, Ltd., a management, real estate and urban development consultancy, for more than five years.  Dr. Masotti was a professor of management and urban development and director of the program in real estate management for the Graduate School of Management of the University of California at Irvine from 1992 to 1998.  He is a professor emeritus of Northwestern University’s Kellogg Graduate School of Management.  Dr. Masotti is also a director of Manufactured Home Communities, Inc., a publicly held corporation, which owns and operates manufactured home communities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herewith.

None

(b)	The Company filed no reports on Form 8-K during the quarterly period ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: August 14, 2002	By:	/s/ Donald J. Zuk

Donald J. Zuk
President and Chief Executive Officer
By:	/s/ Robert B. Tschudy

Robert B. Tschudy
Senior Vice President and Chief Financial Officer&