Form 10-Q
period 2002-09-30
SCPIE HOLDINGS INC
filed 2002-11-13
CIK 1013609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002	COMMISSION FILE NO. 1-12449

SCPIE HOLDINGS INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4457980
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1888 CENTURY PARK EAST, STE. 800 LOS ANGELES, CALIFORNIA	90067
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

Yes	☒	No	☐

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 13, 2002

Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,826,053 shares

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2002	DECEMBER 31 2001

	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2002 - $540,971; 2001 - $565,225)	$571,887	$569,144
Equity investments, at fair value (cost 2002 - $29,786; 2001 - $29,744)	28,740	29,098

Total securities available-for-sale	600,627	598,242
Other Investment	15,000	14,928
Short-term investments	95,649	84,989
Real estate	15,497	15,766

Total investments	726,773	713,925
Cash	10,366	10,162
Accrued investment income	8,763	8,673
Premiums receivable	118,657	82,490
Reinsurance recoverable on paid and unpaid claims	82,381	79,248
Deferred policy acquisition costs	21,322	19,465
Federal income taxes receivable	230	11,558
Deferred federal income taxes	30,050	36,661
Costs in excess of net assets acquired	5,324	5,324
Property and equipment, net	5,602	6,839
Other assets	7,072	3,301

Total assets	$1,016,540	$977,646

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$631,168	$576,636
Unearned premiums	107,571	101,868

Total reserves	738,739	678,504
Bank loan payable	0	9,000
Other liabilities	26,338	30,754

Total liabilities	765,077	718,258

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2002– 9,326,053 shares outstanding 2001 – 9,318,066 shares outstanding	1	1
Additional paid-in capital	37,805	37,803
Retained Earnings	297,365	322,734
Treasury stock, at cost 2002 – 2,966,068 shares and 2001 – 2,974,025 shares	(98,654)	(98,983)
Subscription notes receivable	(3,771)	(4,050)
Accumulated other comprehensive income	18,717	1,883

Total stockholders’ equity	251,463	259,388

Total liabilities and stockholders’ equity	$1,016,540	$977,646

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenues:
Premiums earned	$75,498	$58,920	$235,377	$164,095
Net investment income	8,448	9,627	24,903	27,339
Realized investment gains	4,003	2,947	5,379	4,140
Income from affiliates	42	439	374	1,039
Other revenue	142	173	1,022	415

Total revenues	88,133	72,106	267,055	197,028
Expenses:
Losses and loss adjustment expenses	88,045	54,105	245,072	195,221
Other operating expenses	18,162	14,695	58,109	40,452
Interest expense	—	310	66	1,240

Total expenses	106,207	69,110	303,247	236,913

Income (loss) before federal income taxes	(18,074)	2,996	(36,192)	(39,885)
Federal income taxes	(6,629)	635	(13,684)	(15,407)

Net income (loss)	$(11,445)	$2,361	$(22,508)	$(24,478)

Basic earnings (loss) per share	$(1.23)	$0.25	$(2.41)	$(2.62)
Diluted earnings (loss) per share	(1.23)	0.25	(2.41)	(2.62)
Cash dividend declared per share of common stock	$0.10	$0.10	$0.30	$0.30

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	TOTAL STOCK- HOLDERS’ EQUITY

BALANCE AT JANUARY 1, 2002	$1	$37,803	$1,883	$322,734	$(98,983)	$(4,050)	$259,388
Net loss	—	—	—	(22,508)	—	—	(22,508)
Other comprehensive income for unrealized gains on securities sold, net of reclassification adjustments of $433 for losses included in net income	—	—	16,834	—	—	—	16,834

Comprehensive loss	—	—	—	—		—	(5,674)
Treasury stock reissued	—	—	—	—	329	—	329
Repayment of stock subscription note	—	—	—	—	—	279	279
Cash dividends	—	—	—	(2,861)	—	—	(2,861)
Other	—	2	—	—	—	—	2

BALANCE AT SEPTEMBER 30, 2002	$1	$37,805	$18,717	$297,365	$(98,654)	$(3,771)	$251,463

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(22,508)	$(24,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	3,709	3,050
Provision for deferred federal income taxes	(13,684)	(15,095)
Realized investment gains	(5,379)	(4,140)
Equity in earnings of affiliate	(374)	(1,039)
Changes in operating assets and liabilities:
Deferred acquisition costs	(1,857)	—
Accrued investment income	(90)	341
Federal income tax receivable	22,031	—
Unearned premiums	5,703	30,168
Loss and loss adjustment expense reserves	54,532	59,252
Reinsurance recoverable on paid and unpaid claims	(3,133)	(14,080)
Other liabilities	(4,416)	18,533
Premium receivable	(36,167)	(32,020)
Other assets	(3,770)	(43)

Net cash provided by (used in) operating activities	(5,403)	20,449
INVESTING ACTIVITIES
Purchases—fixed maturities	(279,959)	(382,970)
Sales—fixed maturities	307,479	387,482
Maturities—fixed maturities	—	12,197
Purchases—equities	—	(2,500)
Sales—equities	—	27
Change in short-term investments, net	(10,660)	(34,103)
Change in funds held by reinsured	—	(2,023)

Net cash provided by (used in) investing activities	16,860	(21,890)

FINANCING ACTIVITIES
Purchase of treasury stock	—	(516)
Reissue of treasury shares	329	238
Repayment of stock subscription note	279	—
Cash dividends	(2,861)	(2,792)
Bank loan payment	(9,000)	—

Net cash used in financing activities	(11,253)	(3,070)

Increase (decrease) in cash	204	(4,511)
Cash at beginning of period	10,162	10,418

Cash at end of period	$10,366	$5,907

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2002

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

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

2.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

(IN THOUSANDS, EXCEPT PER SHARE DATA)	2002	2001	2002	2001

Numerator
Net income (loss)	$(11,445)	$2,361	$(22,508)	$(24,478)
Numerator for:
Basic earnings (loss) per share of common stock	(11,445)	2,361	(22,508)	(24,478)
Diluted earnings (loss) per share of common stock	(11,445)	2,361	(22,508)	(24,478)
Denominator:
Denominator for basic earnings (loss) per share of common stock – weighted-average shares outstanding	9,326	9,342	9,321	9,340
Effect of dilutive securities:
Stock options	—	—	—	—

Denominator for diluted earnings (loss) per share of common stock adjusted – weighted-average shares outstanding	9,326	9,342	9,321	9,340

Basic earnings (loss) per share of common stock	$(1.23)	$0.25	$(2.41)	$(2.62)
Diluted earnings (loss) per share of common stock	$(1.23)	$0.25	$(2.41)	$(2.62)

     For the quarter and nine months ended September 30, 2002, no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

3.  INVESTMENTS

     The Company’s investments in available-for-sale securities at September 30, 2002 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U. S. Government and Agencies	125,375	$10,699	$2	$136,072
State, Municipalities and Political Subdivisions	85,870	5,179		91,049
Mortgage-backed securities, Collateralized mortgage obligations, and Asset-backed securities	57,982	3,506	—	61,488
Corporate	271,744	12,897	1,363	283,278

Total fixed-maturity securities	540,971	32,281	1,365	571,887
Equity securities	29,786	1,821	2,867	28,740

Total	$570,757	$34,102	$4,232	$600,627

4.  FEDERAL INCOME TAXES

     A reconciliation of income tax benefit in the accompanying statements of income are summarized as follows:

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

	(IN THOUSANDS)
Federal income tax at 35%	$(12,668)	$(13,960)
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,120)	(1,680)
Goodwill	—	158
Other	104	75

Total	$(13,684)	$(15,407)

5.  BUSINESS SEGMENTS

     The Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance.  Segments are designated based on the types of products provided and based on the risks associated with the products.  Direct Healthcare Liability Insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers.  Assumed Reinsurance represents the book of assumed, worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages.  Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue.  The Company announced after the end of the second quarter 2002 that it planned to exit the assumed reinsurance business through a series of reinsurance agreements.  These agreements have not been completed as of November 13, 2002.

     The following table presents information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

Nine Months Ended September 30, 2002	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

Premiums earned	$124,083	$111,294	$—	$235,377
Net investment income	—	—	24,903	24,903
Realized investment gains	—	—	5,379	5,379
Equity in earnings from affiliate	—	—	374	374
Other revenue	—	—	1,022	1,022

Total revenues	124,083	111,294	31,678	267,055
Losses and loss adjustment expenses	$137,268	$107,804	—	245,072
Amortization of deferred policy acquisition costs	12,487	30,545	—	43,032
Other operating expenses	13,770	1,307	—	15,077
Interest expenses	—	—	66	66

Total expenses	163,525	139,656	66	303,247

Segment (loss) income before income taxes	$(39,442)	$(28,362)	$31,612	$(36,192)

Combined ratio	131.79%	125.48%	—	128.83%
Segment assets	$176,098	$103,303	$737,139	$1,016,540

Nine Months Ended September 30, 2001	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

Premiums earned	$112,851	$51,244	$—	$164,095
Net investment income	—	—	27,339	27,339
Realized investment gains	—	—	4,140	4,140
Equity in earnings from affiliate	—	—	1,039	1,039
Other revenue	—	—	415	415

Total revenues	$112,851	51,244	32,933	197,028
Losses and loss adjustment expenses	150,477	44,744	—	195,221
Amortization of deferred policy acquisition costs	21,801	4,709	—	26,510
Other operating expenses	12,852	1,090	—	13,942
Interest expenses	—	—	1,240	1,240

Total expenses	185,130	50,543	1,240	236,913

Segment (loss) income before income taxes	$(72,279)	$701	$31,693	$(39,885)

Combined ratio	164.05%	98.63%		144.38%
Segment assets	$164,596	$45,606	$733,187	$943,389

Three Months Ended September 30, 2002	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

Premiums earned	$38,729	$36,769	$—	$75,498
Net investment income	—	—	8,448	8,448
Realized investment losses	—	—	4,003	4,003
Equity in earnings from affiliate	—	—	42	42
Other revenue	—	—	142	142

Total revenues	38,729	36,769	12,635	88,133

Losses and loss adjustment expenses	48,978	39,067	—	88,045
Amortization of deferred policy acquisition costs	3,920	10,036	—	13,956
Other operating expenses	3,783	423	—	4,206
Interest expenses	—	—	—	—

Total expenses	56,681	49,526	—	106,207

Segment (loss) income before income taxes	$(17,952)	$(12,757)	$12,635	$(18,074)

Combined ratio	146.35%	134.69%	—	140.68%
Segment assets	$176,098	$103,303	$737,139	$1,016,540

Three Months Ended September 30, 2001	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

Premiums earned	$35,551	$23,369	$—	$58,920
Net investment income	—	—	9,627	9,627
Realized investment gains	—	—	2,947	2,947
Equity in earnings from affiliate	—	—	439	439
Other revenue	—	—	173	173

Total revenues	35,551	23,369	13,186	72,106

Losses and loss adjustment expenses	34,012	20,093	—	54,105
Amortization of deferred policy acquisition costs	6,508	2,542	—	9,050
Other operating expenses	5,300	345	—	5,645
Interest expenses	—	—	310	310

Total expenses	45,820	22,980	310	69,110

Segment (loss) income before income taxes	$(10,269)	$389	$12,876	$2,996

Combined ratio	128.89%	98.33%	—	117.29%
Segment assets	$164,596	$45,606	$733,187	$943,389

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

     Between January 1, 2000 and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc.  (HIG).  Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction.  The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella.  The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies.  In November 2001, HIG disclosed that its A.M. Best Rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement.  In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical.  HIG has advised the Company that at September 30, 2002, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $47.1 million and had established case loss reserves of $19.1 million, net of reinsurance.  Incurred but not reported losses are expected to emerge; however, the amount cannot be reasonably estimated at this time.  If the HIG insurance company subsidiaries are declared insolvent at some future date by a court of competent jurisdiction and unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date; however, the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of the HIG insurance company subsidiaries.  The Company would be subrogated to the rights of the policyholders as creditors of the HIG insurance company subsidiaries.  The Annual Statements filed by the HIG insurance company subsidiaries with the applicable state regulatory authorities in March 2002 show combined policyholder surplus of approximately $41.2 million at December 31, 2001, which includes $152.6 million of reserve discounting.  In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Texas HIG Insurance Company subsidiaries.  By their terms, the Orders are also binding on all of the HIG affiliates.  Under these and similar orders in other jurisdictions, the HIG Insurance Company subsidiaries are effectively restricted to the “run off” payment of losses.

     On October 31, 2002, HIG announced that the holding company and five of its non-insurance company subsidiaries have commenced Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware.  According to the Disclosure Statement dated October 31, 2002 filed by HIG in the bankruptcy proceeding, HIG believes that the bankruptcy filing, in and of itself, will not cause any of the state regulatory authorities “to either seize control of any material Insurance Company Subsidiary’s assets or take any other action materially detrimental” to HIG.  This Disclosure Statement includes proforma financial projections for the insurance subsidiaries which project continued liquidation operations for five years.

     The Company has received notification that it will be assessed California franchise taxes on dividends distributed to the Company from its insurance subsidiary relating to calendar years 1997 to 2000 based upon the decision in Ceridian v. FTB, (2001) 85 Cal.App. 4th 875 (as modified 86 Cal.App. 4th 383).  The Company believes it has meritorious defenses and on November 1, 2002, filed an appeal with the Franchise Tax Board protesting the assessment. The company believes other California domiciled insurance holding companies have or  will appeal several assessments made to their respective companies.  The ultimate resolution of the matter could result in additional taxes of up to $15 million.  No amount has been reported in the Company’s financial statements pending the outcome of the appeal.

7.  ACCOUNTING PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life, cease amortizing.  The following table illustrates the financial statement impact as though FAS 142 was in effect beginning January 1, 2001  (in thousands, except earning per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30	NINE MONTHS ENDED SEPTEMBER 30

	2001	2001

Reported net income (loss)	$2,361	$(24,478)
Add back: intangible amortization	207	621

Adjusted net income (loss)	2,568	(23,857)
Basic and diluted income per share:
Reported net loss per share	$0.25	$(2.62)
Intangible amortization	$.02	$.06

Adjusted net income (loss) per share	$0.27	$(2.56)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company currently conducts its insurance business in two segments:  direct healthcare liability insurance and assumed reinsurance operations.  Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons and dentists, healthcare facilities and other healthcare providers.  Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages.

     The Company reported a net loss of $58 million for the fiscal year 2001 primarily as a result of direct healthcare losses outside of California and the September 11, 2001 World Trade Center loss in its assumed reinsurance operations.  This loss and the resulting decrease in statutory surplus combined with an increase in written premiums caused the capital adequacy ratios for the Company to decline significantly.  As a result, on February 21, 2002, AM Best & Co., the leading rating organization for the industry, downgraded the financial strength rating of the Company’s insurance subsidiaries to B++ (very good) from A (excellent).  The Company reported a year to date net loss as of June 30, 2002, primarily resulting from additional losses related to the direct healthcare business outside of California and its assumed reinsurance, of $11.1 million, and on October 7, 2002, AM Best further reduced its rating to B+(very good).  In order to improve its capital adequacy ratios, the Company needs to either raise additional capital or reduce its written premium leverage.  Because of current market conditions and the current price of SCPIE stock, raising additional capital is not considered a viable option.  Therefore, the Company is pursuing an initiative to divest its reinsurance operations through one or more reinsurance transactions.  The Company continues to hold discussions with interested parties and intends to complete the transactions to reduce its net premium writings and its balance sheet exposures related to the assumed reinsurance operations in the fourth quarter 2002.  If a transaction is completed on satisfactory terms, the Company’s capital adequacy ratios will improve from current levels.  The Company can make no assurance that a transaction will be completed, but if one is completed, given current reinsurance market conditions, it will result in additional charges to operating results.

     Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements.  Actuarial estimates of losses and loss expenses and expectations concerning the Company’s ability to retain current insureds at profitable levels, maintain its existing reinsurance relationships, expand its healthcare liability insurance business in its principal market, and divest its assumed reinsurance operations are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory changes, the level of ratings established by national rating organizations, the inherent uncertainty of loss and loss expense estimates, and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  The Company is also subject to certain structural risks, including statutory restrictions on dividends and other intercompany transactions within the Company’s holding structure.  These risks and uncertainties are discussed in more detail under “Business – Risk Factors,” and “ Management’s Discussion and Analysis – General” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated Operating Results

     Total revenues were $88.1 million for the three months ended September 30, 2002, an increase of 22.2% over total revenues of $72.1 million for the same period in 2001.  Premiums earned increased from $58.9 million to $75.5 million for the third quarter ended September 30, 2002, an increase of 16.6 million, of which $13.4 million was produced by the assumed reinsurance segment and $3.2 million by the direct healthcare liability segment.

     Net investment income decreased to $8.4 million for the three months ended September 30, 2002, a decrease of 12.5% from $9.6 million a year ago.  Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.  The average rate of return on invested assets was 4.82% and 5.41% for the three months ended September 30, 2002 and 2001, respectively.

     Total expenses were $106.2 million for the three months ended September 30, 2002, an increase of $37.1 million over total expenses of $69.1 million for the same period in 2001.  The loss ratios were 116.6% and 91.8% in the third quarter of 2002 and 2001 respectively.  The 2002 third quarter results include additional recorded losses of $19.4 million due to increases in estimates of losses incurred in prior years for healthcare business primarily outside of California and for the Company’s assumed reinsurance operations.  This amount was partially offset by $4.4 million of reductions in estimates of losses incurred in prior years for healthcare business in California.

     The Company recorded a net loss of $11.4 million for the three months ended September 30, 2002 as compared to net income of $2.4 million for the corresponding period in 2001.

Direct Healthcare Liability Insurance Segment

Premiums Earned.   Premiums earned in the direct healthcare liability insurance segment increased by approximately $3.2 million, or 8.7% to $38.7 million for the three months ended September 30, 2002 from $35.5 million for the same period in 2001.  In the 2002 third quarter, gross premiums written were $14.3 million and net premiums written were $8.6 million.  In the same period in 2001, gross premiums written were $22.7 million, and net premiums written were $17.6 million.  The decrease in premiums written is primarily attributable to the planned decrease in the physician business written outside of California.  Premiums written in the third quarter were almost entirely generated from business outside of California, as almost all policies issued in California are written during the first quarter.

The Company has instituted healthcare liability rate increases in the principal states outside of California in which it does business.  These increases have averaged approximately 75% since the second quarter of 2001.  The Company has also adopted stricter underwriting standards in these states, and has placed moratoriums on underwriting new business in certain states.

Losses and LAE.   Losses and LAE in the direct healthcare liability insurance segment increased to $49.0 million in the third quarter of 2002 from $34.0 million for the same period in 2001.  The loss ratios were 126.5% and 95.7% in the third quarter of 2002 and 2001, respectively.  Loss ratio is defined as the ratio of losses and LAE incurred to net premiums earned.  The 2002 third quarter results include additional recorded losses of $11.2 million due to increases in estimates of losses incurred in prior years for healthcare business primarily outside of California, offset by $4.4 million of reductions in estimates of losses incurred in prior years for healthcare business in California.

Policy acquisition costs.   The acquisition cost ratio in the direct healthcare liability insurance segment decreased to 10.1 % of premiums earned, for the third quarter 2002 from 18.3% of premiums earned a year ago.  The decrease in policy acquisition costs in 2002 is due to a decrease in higher cost broker-produced premium written.  Most acquisition costs related to physician business outside of California was directly expensed during 2002 as it was written due to the unprofitable status of the business.

Other underwriting and operating expenses.   Other underwriting and operating expenses in the direct healthcare liability insurance segment decreased to $3.8 million in the 2002 third quarter from $5.3 million in 2001.  The decrease in 2002 is principally attributable to reduced employee related expenses resulting from the elimination of 41 positions in May, 2002.

Assumed Reinsurance Segment

Premiums Earned.   Premiums earned in the assumed reinsurance segment increased to $36.8 million for the three months ended September 30, 2002 from $23.4 million for the same period in 2001.  The increase of $13.4 million in the third quarter of 2002 reflects the anticipated growth in this segment.  Premiums earned included approximately $11.4 million under casualty programs, $13.4 million under property programs, $11.3 million under accident and health programs and $.7 million under its marine program.  Gross written premiums for the three months ended September 30, 2002 were $46.7 million, and net written premiums were $40.1 million compared to $37.9 million and $35.2 million in 2001.

Losses and LAE.   Losses and LAE in the assumed reinsurance segment increased to $39.1 million for the three months ended September 30, 2002 from $20.1 million for the same period in 2001.  The loss ratio increased to 106.3% in 2002 from 86.0% a year ago.   The 2002 incurred losses include additional recorded losses of $8.2 million due to increases in estimates of losses incurred in prior years, including $1.8 million in upward development on losses related to the September 11, 2001 World Trade Center loss.

Policy acquisition costs.   The acquisition cost ratio in the assumed reinsurance segment was 27.3% of premiums earned in the 2002 third quarter, compared to 10.9% in the prior year.  The increase in 2002 is attributable to the Company’s greater participation in Lloyd’s of London (Lloyd’s) syndicates, which have significantly higher commission expenses.

Other underwriting and operating expenses.   Other underwriting and operating expenses for the assumed reinsurance segment increased slightly to $0.4 million for the 2002 third quarter from $0.3 million a year ago.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated Operating Results

     Total revenues were $267.1 million for the nine months ended September 30, 2002, an increase of  $70.1 million or 35.5% over total revenues of $197.0 million for the same period in 2001.  Premiums earned increased $71.3 million, or 43.4% during the first nine months in 2002 as compared to the corresponding period a year ago.  The assumed reinsurance and direct healthcare liability segments reported increased earned premium of $60.1 million and $11.2 million, respectively.

     Net investment income decreased to $24.9 million for the nine months ended September 30, 2002, a decrease of 8.9 % from $27.3 million a year ago.  Variation in investment returns occur due to interest rate fluctuations, the allocation of investments between taxable and nontaxable securities and general conditions in the securities markets that are evaluated by the Company in accordance with its investment guidelines.  The average rate of return on invested assets was 4.72% and 5.17% for the nine months ended September 30, 2002 and 2001 respectively.

     Total expenses were $303.2 million for the nine months ended September 30, 2002, an increase of 28.0% over total expenses of $236.9 million for the same period in 2001.  The 2002 third quarter results include additional recorded losses of $38.4 million due to increases in estimates of losses incurred in prior years for healthcare business primarily outside of California and for the Company’s assumed reinsurance operations, partially offset by $18.1 million of reductions in estimates of losses incurred in prior years for healthcare business in California.

     Net loss for the nine months ended September 30, 2002 was $22.5 million, compared with a net loss of $24.5 million for the corresponding period in 2001.

Direct Healthcare Liability Insurance Segment

Premiums Earned.   Premiums earned in the direct healthcare liability insurance segment increased to $124.1 million for the nine months ended September 30, 2002 compared to $112.9 million for the same period in 2001.

     Gross written premiums were $129.1 million, and net written premiums were $112.8 million in the nine months ended September 30, 2002 in the healthcare liability insurance segment.  In the same period in 2001, gross premiums written were $136.7 million and net premiums written were $123.8 million.

Losses and LAE.   Losses and LAE in the direct healthcare liability insurance segment decreased to $137.3 million for the nine months ended September 30, 2002 from $150.5 million in the same period of 2001.  The loss ratios were 110.6 % and 133.3% in the nine months ended September 30, 2002 and 2001, respectively.  The 2002 third quarter results include additional recorded losses of $20.2 million due to increases in estimates of losses incurred in prior years for healthcare business primarily outside of California, partially offset by $18.1 million of reductions in estimates of losses incurred in prior years for healthcare business in California.  During the first nine months of 2001, the Company strengthened its prior years’ loss reserves and included an additional reserve for premium inadequacy on current policies, in the aggregate amount of $26.4 million due almost entirely to adverse loss developments in its physician healthcare liability insurance business outside the state of California.  In 2001, the Company also reevaluated and increased its estimates of expected losses during the 2001 accident year in relation to premiums earned, again related substantially to the adverse experience outside of California.

Policy acquisition costs.     The acquisition cost ratio in the direct healthcare liability insurance segment decreased to 10.1%  of premiums earned for the nine months ended September 30, 2002, from 19.3% in 2001.  The decrease in 2002 is due to a decrease in broker-produced premium written.  Most acquisition costs related to physician business outside of California was directly expensed during 2002 as it was written due to the unprofitable status of the business.   2001 expenses also included the write-off of $3.6 million of deferred policy acquisition costs related to physician business outside of California.

Other underwriting and operating expenses.    Other underwriting operating expenses for the direct healthcare liability insurance segment increased to $13.8 million for the nine months ended September 30, 2002 as compared to $12.9 million for the same period in 2001.  The slight increase in 2002 is primarily attributable to higher employee-related expenses, investment banking activities and other general operating expenses.

Assumed Reinsurance Segment

Premiums Earned.   Premiums earned in the assumed reinsurance segment increased to $111.3 million for the nine months ended September 30, 2002 from $51.2 million for the same period in 2001.  The increase of $60.1 million in the nine months ended September 30, 2002 reflects the anticipated growth in this segment.  Premiums earned included approximately $32.6 million under casualty programs, $37.6 million under property programs, $ 31.1 million under accident and health programs and $10 million under its marine program.  Gross written premiums were $151.3 million, and net written premiums were $128.2 million.  For the same period in 2001, gross written premiums were $74.6 million, and net written premiums were $70.5 million.

Losses and LAE.   Losses and LAE in the assumed reinsurance segment increased to $107.8 million for the nine months ended September 30, 2002 from $44.7 million for the same period in 2001.  The loss and LAE ratio increased to 96.9% in 2002 from 87.3% a year ago.  2002 incurred losses include additional recorded losses of $18.1 million due to increases in estimates of losses incurred in prior periods, which includes upward development on the World Trade Center loss of $6.5 million.

Policy acquisition costs.   The acquisition cost ratio in the assumed reinsurance segment increased to 27.4% of premiums earned for the nine months ended September 30, 2002, from 9.2% a year ago.  The increase in 2002 is attributable to the Company’s greater participation in Lloyd’s syndicates, which include significantly higher commission expenses.

Other underwriting and operating expenses.   Other underwriting and operating expenses for the assumed reinsurance segment increased slightly to $1.3 million for the nine months ended September 30, 2002 from $1.1 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

     Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period.  During the first nine months of 2002, the Company had negative cash flow from operations of $5.5 million compared to a positive cash flow of $20.4 million in 2001.  The negative cash flow in 2002 is related to claims payments associated with the physician programs outside of California which the Company is winding down toward elimination in 2003.  The positive cash flow in 2001 was principally due to the receipt of increased assumed reinsurance premiums for which incurred losses had not yet been paid.  The Company maintains sufficient liquidity in its investment portfolio to meet fluctuations in payment needs.

     The Company invests its cash flow from operations in both fixed maturity securities and equity securities.  The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company’s portfolio of unaffiliated equity securities was $28.7 million at September 30, 2002. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

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

     SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries.  Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities.  The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance.  SCPIE Holdings’ principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year.  Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval.  The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2002 without prior regulatory approval is approximately $12.4 million.  As of September 30, 2002, $3.0 million in dividends had been paid by one insurance company subsidiary to SCPIE Holdings.

     Common stock dividends paid to stockholders were $0.40 per share in 2001.  These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years.  During the nine months ended September 30, 2002, the Company paid a dividend of $0.30 per share.  The Company has declared a regular quarterly dividend of $0.10 per share, payable on December 31, 2002.  Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company.

     According to regulations governing insurance companies, the insurance company subsidiaries are required to maintain sufficient statutory capital and surplus to cover the risks associated with the policies they write.  Due to losses and strengthening of loss reserves in 2001and 2002, the statutory capital and surplus of the insurance company subsidiaries declined significantly, while premiums increased.  In order to improve the Company’s capital adequacy ratio under the Risk Based Capital formulas of the NAIC and the Best Capital Adequacy Ratio used by AM Best, the Company needs to raise additional capital or reduce its premium writing leverage.  Because of current market conditions and the price of SCPIE stock, raising additional capital is not considered a viable option.  Therefore the Company is pursuing an initiative to divest its reinsurance operations.  The Company intends to complete one or more reinsurance transactions to reduce its net premium writings related to the assumed reinsurance operations in the fourth quarter 2002.  The Company can make no assurance that a transaction will be completed, but if one is completed, given current reinsurance market conditions, it will result in additional charges to operating results.

     The Company had borrowings of $9.0 million outstanding at December 31, 2001, under a Credit Agreement with three bank lenders.  On February 28, 2002, the Company fully repaid the outstanding balance, and the parties terminated the Credit Agreement.

     Based on historical trends, market conditions and its business plans, the Company believes that it has sufficient liquid investments to meet its needs over the next 18 months and beyond. However, because economic, market and regulatory conditions may change, there can be no assurance that the Company’s sources of funds will be sufficient to meet these liquidity needs. The short- and long-term liquidity requirements of the Company may vary because of the uncertainties regarding the settlement dates for unpaid claims.

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

     The Company invests its assets primarily in fixed-maturity securities, which at September 30, 2002 comprised 78.7% of total investments at market value.  Corporate bonds represent 49.5% and U.S. government and tax-exempt bonds represent 39.7% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities.  Equity securities, consisting primarily of common stocks, account for 4.0% of total investments at market value.  The other investment, which is comprised of a mutual fund investment that contains derivative instruments, accounts for 2.0% of total investments at market value.  The remaining 15.3% of the investment portfolio consists of real estate investments and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

     At September 30, 2002, the carrying value of the investment portfolio included $29.9 million in net unrealized gains.   At December 31, 2001, the investment portfolio included $3.3 million in net unrealized gains.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herewith.

None

(b)	The Company filed no reports on Form 8-K during the quarterly period ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: November 13, 2002	By:	/s/ DONALD J. ZUK

Donald J. Zuk President and Chief Executive Officer

Date: November 13, 2002	By:	/s/ ROBERT B. TSCHUDY

Robert B. Tschudy Senior Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, DONALD J. ZUK, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SCPIE Holdings Inc;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or  in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		Date: November 13, 2002	/s/ DONALD J. ZUK

Donald J. Zuk President and Chief Executive Officer

 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, ROBERT B. TSCHUDY, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SCPIE Holdings Inc;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-140 for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or  in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including nay corrective actions with regard to significant deficiencies and material weaknesses.

	Date: November 13, 2002	/s/ ROBERT B. TSCHUDY

Robert B. Tschudy Senior Vice President and Chief Financial Officer