Form 10-K
period 2002-12-31
SCPIE HOLDINGS INC
filed 2003-03-31
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 28, 2002, was $56,700,353 (based upon the closing sales price of such date, as reported by The Wall Street Journal).

The number of shares of the registrant’s Common Stock outstanding as of March 18, 2003, was 9,833,807.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 15, 2003 (only portions of which are incorporated by reference).

PART I

ITEM 1.    BUSINESS

GENERAL

SCPIE Holdings Inc. (the Company or SCPIE Holdings) is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is primarily a provider of medical malpractice insurance and related liability insurance products to physicians, healthcare facilities and others engaged in the healthcare industry. Since August 1999, the Company has also been actively engaged in the assumed reinsurance business. Reinsurance treaties have principally included professional and automobile liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages, and a broad spread of marine insurance.

The Company conducts its insurance business through three insurance company subsidiaries. The largest, SCPIE Indemnity Company (SCPIE Indemnity), a wholly owned subsidiary of SCPIE Holdings, is licensed to conduct direct insurance business only in California, its state of domicile. American Healthcare Indemnity Company (AHI), domiciled in Delaware, is licensed to transact insurance in 47 states and the District of Columbia. American Healthcare Specialty Insurance Company (AHSIC), domiciled in Arkansas, is eligible to write policies as an excess and surplus lines insurer in 34 states and the District of Columbia. AHI and AHSIC are wholly owned subsidiaries of SCPIE Indemnity. All three companies generally have the right to participate in domestic and international reinsurance treaties. The Company also has an insurance agency subsidiary, SCPIE Insurance Services, Inc., two subsidiary corporations providing management services, a corporate reinsurance intermediary and a corporate member of Lloyd’s of London (Lloyd’s), SCPIE Underwriting Limited, which commenced operations in January 2001 as a member of two Lloyd’s underwriting syndicates.

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

Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001, World Trade Center terrorist attack, the Company incurred significant losses in fiscal years 2001 and 2002. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best Company (A.M. Best) and National Association of Insurance Commissioners (NAIC) capital adequacy models has required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to begin a withdrawal from all healthcare liability insurance markets outside of California and Delaware and to enter into a 100% quota share reinsurance agreement in December 2002 to retrocede to another insurer the majority of reinsurance business written in 2002 and 2001. See “Information about Segments.”

For purposes of this Annual Report on Form 10-K, the “Company” refers to SCPIE Holdings and its subsidiaries. The term “Insurance Subsidiaries” refers to SCPIE Indemnity, AHI and AHSIC.

The Company’s website address is www.scpie.com. The Company makes available free of charge through its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission.

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

The following tables set forth information concerning the Company’s revenues, operating income and identifiable assets attributable to each of its business segments for the years ended December 31, 2002, and 2001.

YEAR ENDED DECEMBER 31, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$138,901	$112,849		$251,750

Premiums earned	$163,519	$122,544		$286,063
Net investment income	—	—	$32,231	32,231
Realized investment gains	—	—	18,910	18,910
Equity earnings from affiliates	—	—	750	750
Other revenue	—	—	1,280	1,280

Total revenues	163,519	122,544	53,171	339,234
Losses and loss adjustment expenses	197,456	123,060	—	320,516
Other operating expenses	32,398	47,278	—	79,676
Interest expense	—	—	66	66

Total expenses	229,854	170,338	66	400,258

Segment Income (loss) before federal income tax	$(66,335)	$(47,794)	$53,105	$(61,024)

Combined ratio	140.6%	139.0%		139.9%
Segment assets	$105,689	$171,439	$786,638	$1,063,766

YEAR ENDED DECEMBER 31, 2001	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$168,600	$112,207		$280,807

Premiums earned	$156,442	$79,493		$235,935
Net investment income	—	—	$35,895	35,895
Realized investment gains	—	—	5,707	5,707
Equity earnings from affiliates	—	—	1,327	1,327
Other revenue	—	—	875	875

Total revenues	156,442	79,493	43,804	279,739
Losses and loss adjustment expenses	220,311	84,162	—	304,473
Other operating expenses	45,820	18,912	—	64,732
Interest expense	—	—	1,416	1,416

Total expenses	266,131	103,074	1,416	370,621

Segment Income (loss) before federal income tax	$(109,689)	$(23,581)	$42,388	$(90,882)

Combined ratio	170.1%	129.7%		156.5%
Segment assets	$123,003	$58,200	$796,443	$977,646

The Company incurred significant losses in both segments during 2002 and 2001.

The losses in the direct healthcare liability insurance segment were primarily attributable to adverse experience incurred by the Company under policies issued to physicians and medical groups in states outside California. Adverse experience included both losses incurred under policies issued and renewed during 2002 and 2001 and increases in loss reserves for policies issued in prior years. The Company instituted a number of premium rate increases and stricter underwriting standards during 2002 and 2001 in an attempt to improve results. The Company and Brown & Brown, Inc. (Brown & Brown), an independent insurance agency for the principal non-California programs, agreed in early 2002 to terminate the Company’s participation in these programs as of March, 6, 2003. The Company continued to apply very strict underwriting requirements through termination and has the full advantage of the rate increases on policies issued and renewed under these programs. The application of stricter underwriting standards during 2002 resulted in the decrease in premiums written in this segment. See “Direct Healthcare Liability Insurance Segment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The losses and loss adjustment expenses incurred during 2002 and 2001 in the assumed reinsurance segment include approximately $15.4 million and $19.6 million of net losses incurred as a result of the September 11, 2001, terrorist attack on the World Trade Center, Pentagon and certain airlines. These losses arose principally under various property, general liability, accident and health and workers’ compensation reinsurance treaties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On February 21, 2002, A.M. Best, the leading rating organization for the insurance industry, downgraded the financial strength rating of the Company’s insurance company subsidiaries to B++ (Very Good) from A (Excellent). A.M. Best further downgraded the rating for the Company’s insurance subsidiaries from B++ to B+ (Very Good) on October 7, 2002. The primary reasons for the downgrades were the effect the losses for 2001 and 2002 had on the capitalization of the Company in relation to premiums written during 2001 and 2002 and the Company’s unsuccessful attempts to raise capital or enter into a significant reinsurance transaction by September 30, 2002. These downgrades could have a material adverse effect on the ability of the Company to maintain its volume of premiums written and earned. See “Risk Factors—Importance of A.M. Best Rating.”

On August 8, 2002, the Company announced an initiative to divest its assumed reinsurance business in order to reallocate capital to its core physician business, reduce its premium to surplus leverage ratios and improve its overall capital adequacy ratios. The Company engaged in continuing discussions regarding this initiative into the fourth quarter of 2002. In December 2002, the Company entered into a quota share reinsurance transaction with a subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based insurer and reinsurer (GoshawK), under which the Company ceded almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The effect of this transaction was to retrocede to GoshawK $129.3 million of premiums in 2002 and an estimated $63 million to be written in subsequent periods. Charges and fees associated with this reinsurance agreement added $36.9 million to the segment underwriting loss in 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Business—Assumed Reinsurance” and “Note 4 to Consolidated Financial Statements.” The Company retained certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company will continue to participate in one Lloyd’s syndicate for the 2003 underwriting year. Other than estimated premiums of $23 million from this syndicate, the Company will have no significant premiums written or earned from assumed reinsurance after December 31, 2002.

DIRECT HEALTHCARE LIABILITY INSURANCE SEGMENT

Overview and Developments During 2002—The Company has been a leading provider of medical malpractice insurance in California for many years. Medical malpractice insurance, or medical professional liability insurance, insures the physician, dentist, hospital or other healthcare provider or facility against liabilities arising from the rendering of, or failure to render, professional medical services. The Company’s share of the medical malpractice premiums written in California in 2001 (latest data available) was approximately 18% and the Company was the second largest writer in the state. During 2002, the Company had premiums earned under policies issued to California insureds of approximately $101.3 million, or 62.0% of the total premiums earned in the direct healthcare liability insurance segment. This percentage is expected to increase in 2003 as the Company withdraws from other states.

Expansion into Other Markets—In 1996, the Company undertook an expansion plan that included products which offered comprehensive hospital and related liability coverages for large healthcare systems. From 1997 through 1999, the Company added more than 75 hospitals to its program. These policies were written through national and regional brokers and covered facilities in four states, in addition to California.

At approximately the same time, the Company undertook a major geographic expansion in the physician and small medical group market through an arrangement with Brown & Brown, one of the nation’s top independent insurance agency organizations. This arrangement commenced January 1, 1998, and eventually encompassed nine states, the largest in terms of premium volume being Connecticut, Florida and Georgia. During 2000, the Company entered into a separate arrangement with Brown & Brown covering the California and Texas portion of a dental liability program developed by Brown & Brown. The Company also reinsured the entire risk of policies issued nationally by another insurer to oral and maxillofacial surgeons marketed by Brown & Brown.

The Company also expanded its operations inside and outside of California during the past few years through sales of professional liability policies to physicians who do not meet the normal underwriting criteria of the Company. These non-standard policies were issued in a number of states through brokers at higher premiums.

In 2001, the Company undertook the insurance of physicians in Delaware through a single Delaware broker. At December 31, 2002, the Company insured 166 policies under this program.

The Company has also developed and marketed ancillary liability insurance products for the healthcare industry including directors and officers liability insurance for healthcare entities, errors and omissions coverage for managed care organizations and billing errors and omissions coverage for the medical profession. These represent a small part of the Company’s business.

Discontinuance of Non-Core Business

Hospital Programs—The Company encountered intense price competition in its large hospital and other healthcare facility writings. During 2000, the Company incurred material adverse loss experience under many of these policies, including policies issued to hospitals that subsequently had left the Company for lower rates offered by other insurers. As a result, the Company declined to renew a number of its hospital policies or offered renewal only at substantially increased premium rates. At the beginning of 2001, the Company insured only 15 hospitals. The number was reduced to 10 hospitals insured as of December 31, 2001, and the last hospital policy expired in December 2002. The Company did not incur material losses in its hospital program during 2002.

Physician Programs Outside of California and Delaware—In 2001 and 2002, the Company derived approximately 29% and 30% of its healthcare liability earned premium volume, respectively, from policies issued outside the states of California and Delaware (principally under the Brown & Brown and nonstandard physician programs). In 2001, the Company recognized that these programs were severely underpriced and implemented significant rate increases, averaging approximately 40% and 30% in 2001 and 2002, respectively, in its principal non-California markets, and immediately instituted more stringent underwriting and pricing guidelines. Despite the significant price increases and more stringent underwriting guidelines, the non-California and non-Delaware programs produced significant underwriting losses.

The Company and Brown & Brown agreed in March 2002 to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfied the stringent underwriting standards now in place. As of December 31, 2001, 2,997 policies were in force related to the Brown & Brown program. That number was reduced to 813 policies as of December 31, 2002. The Company applied these same standards to the nonstandard physician policies renewed outside California. The Company is issuing no new nonstandard physician policies outside California. During 2001 and 2002, the Company had net premiums earned under the Non-Core Healthcare Liability programs of $49.9 million and $47.4 million, respectively.

The non-core business produced underwriting losses of $82.5 million and $53.8 million in 2001 and 2002, respectively. During 2003, the Company will concentrate its efforts on maintaining its core physician and medical group business in California and Delaware. The Company does not expect to initiate any significant new programs outside California during 2003.

Products

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. As a result of the Company’s withdrawal from certain segments of the healthcare insurance industry, the premiums earned are split between core and non-core premium. Core premium represents California and Delaware business excluding the Brown & Brown dental program and hospital business. Non-core premiums represent other state business, all hospital liability and all premiums related to the Brown & Brown programs. The following table summarizes the premiums earned by product in the Company’s core and non-core businesses for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31,	2002	2001	2000

	(In Thousands)
Core Business:
Physician and medical group professional liability	$107,090	$98,240	$92,854
Healthcare provider and facility liability	6,393	6,206	840
Ancillary liability products	2,056	1,565	1,418
Other	587	536	646

Total core business	116,126	106,547	95,758
Non-Core Business:
Physician and medical group and dental professional liability	$41,946	$43,177	$37,529
Hospital liability	3,210	4,875	10,787
Healthcare provider and facility liability	1,398	1,078	5,196
Ancillary liability products	815	730	128
Other	24	35	6

Total Non-core business	47,393	49,895	53,646

Total Premiums Earned	$163,519	$156,442	$149,404

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

The policy issued to medical groups and their physician members includes not only professional liability coverage and defense reimbursement benefits, but also substantially more comprehensive coverages for commercial general liability and employee benefit program liability and also provides a small medical payment benefit to injured persons. The business liability coverage included in the medical group policy includes coverage for certain employment-related liabilities and for pollution, which are normally excluded under a standard commercial general liability form. The Company also offers, as part of its standard policy forms for both sole and group practitioners, optional excess personal liability coverage for the insured physicians. Excess personal liability insurance provides coverage to the physician for personal liabilities in excess of amounts covered under the physician’s homeowner’s and automobile policies. The Company has developed nonstandard programs that may exclude business liability coverages for certain physicians.

The professional liability coverages are issued primarily on a “claims-made and reported” basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time the insured was covered by the policy. The Company also offers “tail coverage” for claims reported after the expiration of the policy for occurrences during the coverage period. The price of the tail coverage is based on the length of time the insured has been covered under the Company’s claims-made and reported policy. The Company provides free tail coverage for insured physicians who die or become disabled during the coverage period of the policy and those who have been insured by the Company for at least five consecutive years and retire completely from the practice of medicine. Free tail coverage is automatically provided to physicians with at least five consecutive years of coverage with the Company and who are also at least 65 years old.

Business liability coverage for medical groups and clinics and the excess personal liability insurance is underwritten on an occurrence basis. Under occurrence coverage, the coverage is provided for incidents that occur at any time the policy is in effect, regardless of when the claim is reported. With occurrence coverage, there is no need to purchase tail coverage.

The Company offers standard limits of insurance up to $5.0 million per claim or occurrence, with up to a $10.0 million aggregate policy limit for all claims reported or occurrences for each calendar year or other 12-month policy period. The most common limit is $1.0 million per claim or occurrence, subject to a $3.0 million aggregate policy limit. The Company’s limit of liability under the excess personal liability insurance coverage is $1.0 million per occurrence with no aggregate limit. The defense reimbursement benefit for governmental proceedings is $25,000, and the medical payments benefit for persons injured in non-professional activities is $10,000.

The Company has written professional liability insurance for oral surgeons in California for a number of years. Oral surgeons are frequently licensed physicians.

Dental Liability—In 2000, the Company initiated dental liability insurance coverage primarily in Texas and California under a program developed by Brown & Brown. The program provides claims-made coverage to dentists and small dental groups. Brown & Brown marketed this program in other states through another insurance company. The Company withdrew from a significant portion of the program in July 2002 and ceased renewal of other policies under this program on March 6, 2003.

Hospital Liability—The Company wrote hospital liability insurance on both a claims-made and reported basis and a modified occurrence basis that, in effect, includes a combination of occurrence coverage and tail coverage for up to seven years after the policy terminates. The policy issued to hospitals provides protection for professional liabilities related to the operation of a hospital and its various staff committees, together with the same business liability, medical payments and employee benefit program liability coverages included in the policy for large medical groups. The Company has effectively withdrawn from this market.

Healthcare Provider Liability/Healthcare Facilities Liability—The Company offers its professional liability coverage to a variety of specialty provider organizations, including outpatient surgery centers, medical urgent care facilities, hemodialysis, clinical and pathology laboratories and, on a limited basis, hospital emergency departments. The Company also offers its professional liability coverage to healthcare providers such as chiropractors, podiatrists and nurse practitioners. These policies include the standard professional liability coverage provided to physicians and medical groups, with certain modifications to meet the special needs of these healthcare providers. The policies are generally issued on a claims-made and reported basis with the limits of liability up to those offered to larger medical groups. The limits of coverage under the current healthcare provider policies issued by the Company are between $1.0 million and $5.0 million per incident, subject to $3.0 million to $5.0 million aggregate policy limits.

Ancillary Liability Products—The Company offers a policy for managed care organizations, that provides coverage for liability arising from covered managed care incidents or vicarious liability for medical services rendered by non-employed physicians. Covered services include peer review, healthcare expense review, utilization management, utilization review and claims and benefit handling in the operation of the managed care organizations. These policies are generally issued on a claims-made and reported basis. The annual aggregate limit of coverage under the current managed care organization policies issued by the Company is $1.0 million. The Company offers directors and officers’ liability policies to medical providers. The directors and officers’ liability policies are generally issued on a claims-made and reported basis. The limit of coverage on directors and officers’ liability policies written by the Company is $1.0 million. In late 1999, the Company began offering a newly designed product that provides physicians and medical groups with protection for defense expenses and certain liabilities related to governmental investigations into billing errors and omissions to Medicare and other government-subsidized healthcare programs.

Brown & Brown Programs—As previously mentioned, the Company had an agency agreement with Brown & Brown, a national insurance agency operation, that began on January 1, 1998. The Brown & Brown programs represented 66% ($31.3 million), 76% ($37.9 million), and 73% ($38.9 million) of the non-core earned premium in 2002, 2001, and 2000, respectively.

As previously mentioned, the Company incurred significant losses from these programs and significantly raised rates and tightened underwriting standards in 2001 and 2002 for these programs. Rate increases averaged 40% and 30% in 2001 and 2002 respectively. The agency agreement expired March 6, 2003, and no policies will be renewed after that date. Policies in force written under the Brown & Brown programs significantly declined during 2002. In force policies for this business were 813, 2,997 and 2,815 as of December 31, 2002, 2001 and 2000, respectively.

Marketing and Policyholder Services

Historically, the Company marketed its physician professional liability policies directly to physicians and medical groups in California. Infrequently, larger medical groups were written through insurance brokers. The Company actively marketed hospital policies through brokers when it commenced offering this coverage. During the past few years, brokered business has become a more important source of new business in California. In Delaware, the Company markets its policies through a single broker.

The Company’s marketing organization has approximately 25 employees who directly solicit prospective policyholders, maintain relationships with existing insureds and provide marketing support to brokers. The Company’s marketing efforts include sponsorship by local medical associations, educational seminars, advertisements in medical journals and direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

The Company attracts new physicians through special rates for medical residents and discounts for physicians just entering medical practice. In addition, the Company sponsors and participates in various medical group and healthcare administrators programs, medical association and specialty society conventions and similar programs that provide visibility in the healthcare community.

The Company’s current marketing emphasis is directed almost entirely toward California physicians and medical groups. The Company conducts its marketing efforts from its principal office in Los Angeles.

Underwriting

The Underwriting Department consists of a Senior Vice President in charge of Underwriting, three divisional underwriting managers, 11 underwriters and 13 technical and administrative assistants. The Company’s Underwriting Department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company. Certain of these underwriters specialize in underwriting managed care organizations and directors and officers’ liability products.

The Company performs a continuous process of reunderwriting its insured physicians, medical groups and healthcare facilities. Information concerning insureds with large losses, a high frequency of claims or unusual practice characteristics is developed through claims and risk management reports or correspondence.

Brown & Brown performed most of the underwriting functions with respect to policies issued by the Company under its arrangement with Brown & Brown for physician professional liability and other coverages. The Company assumed greater control over the establishment and application of underwriting standards related to Brown & Brown programs in January 2002.

Rates

The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and loss adjustment expense (LAE) experience developed over the past 25 years and upon rates charged by its competitors. The Company has various rating classifications based on practice, location, medical specialty, limits and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed nonstandard programs for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for managed care organizations utilizing data publicly filed by other insurers, and based in part on its recent experience. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. The rates for directors and officers liability are developed using historical data publicly filed by other insurers, financial analysis and loss history. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

The Company has consistently instituted annual overall rate increases in California during the past 10 years ranging from approximately 3.5% to 10.6%. The Company has recently filed for a 15.6% rate increase in California for 2003 which is currently pending implementation. The Foundation for Taxpayer and Consumer Rights, a California-based, non-profit education and advocacy organization, intervened in the ratemaking process, and the Department of Insurance commenced a hearing on the Company’s application on March 11, 2003, before an administrative law judge. The Company expects the administrative law judge to render her decision in late June 2003. The Commissioner of Insurance will then review the decision of the judge, and may adopt, modify or reject this decision. The Company believes its rate request is fully justified and supported by the filing. The Company cannot predict what level of increase, if any, will be approved and when an approved increase can be implemented. See “Risk Factors—Pending Rate Increase in California.”

Claims

The Company’s Claims Department is responsible for claims investigation, establishment of appropriate case reserves for loss and LAE, defense planning and coordination, control of attorneys engaged by the Company to defend a claim and negotiation of the settlement or other disposition of a claim. Under most of the Company’s policies, except managed care organization errors and omissions policies, and directors and officers’ liability policies, the Company is obligated to defend its insureds, which is in addition to the limit of liability under the policy. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions. In almost all cases, the person bringing the claim against the physician is already represented by legal counsel when the Company is notified of the potential claim.

The Claims Department staff includes managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The Claims Department staff consists of approximately 38 employees, including 8 clerical personnel. The Company has five unit managers and two branch managers responsible for specific geographic areas, and additional units for specialty areas such as healthcare facilities, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

The Company vigorously defends its insureds against claims, but seeks to expediently resolve cases with high-exposure potential. The defense of a healthcare professional liability claim requires significant cooperation between the litigation supervisor or Claims Department manager responsible for the claim and the insured physician. In certain states, the law requires that a healthcare professional liability claim cannot generally be settled without the consent of the insured. California law requires that the insurer report such settlements to a medical disciplinary board, and federal law requires that any claim payment, regardless of amount, be reported to a national data bank, which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees. Thus, the physician or other healthcare professional is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to his or her ability to practice. The Claims Department supervisor must be able to fully evaluate considerations of settlement or trial and to communicate effectively the Company’s recommendation to its insured. If the insured will not consent to a settlement offer, the Company may be exposed to a larger judgment if the case proceeds to trial.

The Company also maintains a risk management staff, including a department manager and two members. The Risk Management Department works directly with medical groups and individual insureds to improve their procedures in order to minimize the incidence of claims.

ASSUMED REINSURANCE SEGMENT

General

In August 1999, the Company established a separate Assumed Reinsurance Division under the direction of two senior officers. Net written premiums in the Assumed Reinsurance Segment increased from $30.5 million in 2000 to $112.8 million in 2002.

Reinsurance is an arrangement in which an insurance company, the reinsurer or the assuming company, agrees to indemnify another insurance company, the reinsured or the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. The Company has concentrated the majority of its assumed reinsurance portfolio on treaty reinsurance. Treaty reinsurers, including the Company, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. The Company has focused on pro rata, or quota share, arrangements, in which the ceding company bears a proportional share of the risk and therefore the incentive to underwrite and price the business appropriately. The Company entered into treaties principally with those ceding companies in which the Company’s officers had past favorable experience.

The principal reinsurance programs include casualty, property, accident and health and workers’ compensation programs and a marine program. Almost all the accident and health and workers’ compensation programs in which the Company participates involve pro rata treaties produced by a single source, Reinsurance Management Group, Summit, New Jersey, in which the Company has a 20% ownership interest. Reinsurance Management Group is a specialist underwriting management firm writing various forms of accident and health reinsurance risks. The marine risks involve pro rata treaties from a single Lloyd’s syndicate managed by an affiliate of GoshawK. In 1999, the Company purchased approximately 9.5% of the outstanding common stock of GoshawK, which has since been reduced to a 4.1% interest as result of additional common stock sales by GoshawK.

In addition to the foregoing programs, in 2001 the Company formed SCPIE Underwriting Limited, a limited liability corporate underwriting syndicate member at Lloyd’s, which provided underwriting capacity to two syndicates in 2001 and 2002 .

Divestiture of Most Ongoing Reinsurance Operations

The Company suffered significant 2001 losses in non-California healthcare operations and in its assumed reinsurance operations from the World Trade Center terrorist attacks. These losses impacted the capital adequacy ratios under the A.M. Best and NAIC capital adequacy models and resulted in the reduction in the A.M. Best rating assigned to the Insurance Subsidiaries. The Company unsuccessfully attempted to raise additional capital during the first six months of 2002 to provide capital to support the rapidly growing written premiums in the assumed reinsurance operations and to restore the Company’s A.M. Best rating to A-. In the latter part of 2002, the Company focused its efforts on divesting the assumed reinsurance operations and thereby reducing its overall capital requirements. The Company engaged in ongoing discussions with a number of companies to accomplish the divestiture through one or more reinsurance transactions.

In December 2002, the Company entered into a 100% quota share reinsurance agreement with a subsidiary of GoshawK, under which the Company ceded almost all of its assumed unearned reinsurance premiums as of June 30, 2002, for the 2001 and 2002 underwriting years, and almost all of its assumed reinsurance premiums written after that date for those underwriting years. The effect of this transaction was to divest the Company of almost all of its ongoing assumed reinsurance business. This includes $129.3 million of premiums in 2002 and approximately $63 million of premium estimated to be written in future periods. This treaty relieves the Company of significant written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

Under the terms of the treaty with GoshawK, there are no limitations on the amount of losses recoverable by the Company, and the treaty includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100.0% The treaty requires GoshawK to reimburse the Company for its acquisition and administrative expenses attributable to the premium ceded. The Company is required to pay GoshawK additional premium in excess of the base premium ceded of 14.3% or an estimated $27.5 million. The additional premium reduced 2002 earned premium by $18.5 million and will reduce 2003 earned premium by an estimated $9 million.

The GoshawK reinsurance treaty has both prospective and retroactive elements as defined in Financial Accounting Standards Board Statement (FASB) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery period. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract.

The retroactive accounting treatment required under FASB No. 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contract. The charge related to the cession of the unearned premium as of July 1, 2002, and ceded premium written in the third quarter is included in operating expenses in the Assumed Reinsurance Segment. This charge and placement fees amounted to $18.4 million and was recorded in the fourth quarter 2002. The assumed reinsurance premium written in the fourth quarter 2002 ceded to GoshawK has been included in net premium written for the segment with a corresponding reduction in net earned premium and net incurred losses.

There are certain losses not included in the treaty with GoshawK, including any World Trade Center losses. Further, the treaty does not involve the assumption of any earned premium or losses attributable to periods prior to June 30, 2002, which remain the responsibility of the Company.

Ongoing Assumed Reinsurance Operations

The Company will have only one ongoing reinsurance activity for 2003. This relates to a Lloyd’s syndicate that specializes on underwriting medical professional liability excess insurance. The Company provides 90% of the syndicate’s capital capacity. The Company’s decision to continue to support this syndicate was primarily due to the attractive increases in reinsurance rates in this segment of the market as well as the significant capital costs involved in running off the business if the syndicate was terminated.

The two senior officers in charge of the division continue to administer the ongoing treaty and to review and administer all claims under existing treaties that remain the responsibility of the Company. This includes the review of individual excess of loss treaty claims and the conduct of periodic audits of claims under pro rata treaties.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE) RESERVES

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

The loss and LAE reserves included in the Company’s financial statements represent the Company’s best estimate of the amounts that the Company will ultimately pay on claims, and the related costs of adjusting those claims, as of the date of the financial statements. The uncertainties inherent in estimating ultimate losses on the basis of past experience have increased significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. The inherent uncertainty of establishing reserves is relatively greater for companies writing liability insurance, including medical malpractice insurance, due primarily to the longer-term nature of the resolution of claims. There can be no assurance that the ultimate liability of the Company will not exceed the amounts reserved.

The Company utilizes both its internal actuarial staff and independent actuaries in establishing its reserves. The Company’s internal actuarial staff reviews reserve adequacy on a quarterly basis. The Company’s independent actuaries review the Company’s reserves for losses and LAE at the end of each fiscal year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates, in establishing the amount of its reserves for losses and LAE. The Company continually refines reserve estimates as experience develops and further claims are reported and resolved. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. Medical malpractice insurance is a line of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim, such as sudden severe inflation or adverse judicial or legislative decisions.

The Company’s loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

DECEMBER 31,	2002	2001	2000

	(In Thousands)
Reserves for losses and LAE at beginning of year	$576,636	$433,541	$449,864
Less reinsurance recoverables	74,246	40,152	45,007

Reserves for losses and LAE, net of related reinsurance recoverable, at beginning of year	502,390	393,389	404,857

Reclassification of reinsurance contract	—	3,840	—

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	303,296	290,649	194,717
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	17,220	13,824	(42,115)

Incurred losses during the year, net of reinsurance	320,516	304,473	152,602

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	47,258	36,006	15,181
Prior years	210,907	155,626	148,889

	258,165	191,632	164,070

Reserve for losses and LAE, net of related reinsurance recoverable, at end of year	564,741	502,390	393,389
Reinsurance recoverable for losses and LAE, at end of year	85,930	74,246	40,152

Reserves for losses and LAE, gross of reinsurance recoverable, at end of year	$650,671	$576,636	$433,541

The increase during 2002 and 2001 in estimated losses and LAE for claims occurring in prior years was primarily attributable to the significant adverse loss experience encountered during 2002 and 2001 in the assumed reinsurance and the non-core direct healthcare liability insurance business. The decrease during 2000 in estimated losses and LAE for claims occurring in prior years was principally attributable to favorable loss experience in the core direct healthcare liability insurance business offset by adverse development in the non-core hospital programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

YEAR ENDED DECEMBER 31,	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

	(In Thousands)
Loss and LAE reserves	$465,423	$472,129	$449,566	$446,627	$440,302	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741
Liability reestimated as of:
One year later	421,994	411,915	391,733	386,872	387,094	339,673	389,893	359,954	403,374	519,610
Two years later	368,521	363,562	337,441	337,760	301,795	283,276	351,238	356,298	402,559
Three years later	325,073	315,712	304,063	264,813	259,022	250,962	341,763	338,196
Four years later	292,801	293,711	254,004	236,609	237,059	243,561	329,588
Five years later	274,304	262,879	239,372	221,537	236,363	237,487
Six years later	257,864	254,502	231,129	221,014	235,919
Seven years later	252,353	248,522	230,799	220,566
Eight years later	248,420	246,889	230,194
Nine years later	246,615	246,526
Ten years later	246,327
Cumulative (redundancies) deficiencies	(219,096)	(225,603)	(219,372)	(226,061)	(204,383)	(195,954)	(21,484)	(66,661)	13,010	17,220
Cumulative amount of liability paid through:
One year later	105,678	121,106	109,481	101,844	118,307	107,748	156,913	148,891	155,625	210,907
Two years later	184,883	192,519	170,603	170,932	181,116	179,016	246,835	238,718	273,680
Three years later	219,649	217,484	202,660	195,265	207,141	204,773	279,629	281,048
Four years later	232,379	231,794	213,431	207,454	217,460	216,448	299,106
Five years later	237,879	237,272	221,409	211,934	222,307	223,540
Six years later	240,363	241,904	224,555	213,257	227,782
Seven years later	242,698	242,736	224,882	216,782
Eight years later	242,818	242,875	226,524
Nine years later	242,850	243,304
Ten years later	243,256
Net reserves—December 31					440,302	433,441	451,072	404,857	389,549	502,390	564,741
Reinsurance Recoverables					19,267	21,529	24,898	45,007	40,152	74,246	85,930

Gross reserves					$459,569	$454,970	$475,970	$449,864	$429,701	$576,636	$650,671

Prior to 2000, the Company consistently experienced favorable development in loss and LAE reserves established for prior years. The Company believes that the favorable loss and LAE reserve development resulted from four factors: (i) the Company’s conservative approach of establishing reserves for medical malpractice insurance losses and LAE; (ii) the continuing benefits from the Medical Injury Compensation Reform Act (MICRA), the California tort reform legislation that was declared constitutional in a series of decisions by the California Supreme Court in the mid-1980s; (iii) benefits from California legislation requiring matters in litigation to proceed more expeditiously to trial; and (iv) improved results from a restructuring of the Company’s internal claims process at that time. The Company believes, based on its analysis of annual statements filed with state regulatory authorities, that its principal California competitors have experienced similar favorable loss and LAE reserve development in past years.

The Company’s reserve analysis (and the independent actuaries’ analysis) began to exhibit less variability related to the core California healthcare liability business from 1999 forward as the effects of the items mentioned in the preceding paragraph were reflected in the historical loss and LAE data which is the foundation of actuarial estimates. As this variability decreased, the Company’s estimates, although still considered conservative, were inherently less conservative than before.

With the Company’s growth in non-core healthcare liability business outside of California and the assumed reinsurance business after 1999, the reserve estimation process became inherently more volatile. The healthcare liability business outside of California did not have the benefits of MICRA-type tort reform and assumed reinsurance business is, by its nature, extremely volatile.

During 2000, the Company experienced adverse loss development in its prior years reserves for hospitals which resulted in less favorable loss development in 2000 than in prior years. In 2001 and 2002, the Company experienced its first deficiencies in its loss reserves for prior years. These deficiencies were due to significant adverse loss experience encountered in the assumed reinsurance and the non-core direct healthcare liability insurance business. The adverse development in the assumed reinsurance was principally the result of upward development in 2002 on September 11, 2001, terrorist attack losses. The adverse reserve development in the non-core healthcare liability insurance business in 2001 and 2002 was primarily attributable to a sharp increase in the severity and frequency of large claims. This sharp increase in large claim costs was not projected by the Company’s internal and independent actuaries at that time. Based upon the Company’s knowledge of claim severity outside of California, and the current medical malpractice insurance crisis situation in several states, the Company believes that most medical malpractice insurance writers experienced a similar sharp increase in severity and frequency of large claims.

Because the medical malpractice liability insurance product generally has high limits ($1 to $3 million), and relatively low frequency, an increase in the frequency of large losses creates great variability in the reserve estimation process. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company’s ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company’s financial statements. If the Company’s reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company’s financial condition or results of operations.

CEDED REINSURANCE PROGRAMS

The Company follows customary industry practice by reinsuring a portion of its healthcare liability insurance risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 2002, the Company ceded $21.2 million of its healthcare liability earned premiums to reinsurers.

The Company’s reinsurance arrangements are generally placed through its reinsurance broker, Guy Carpenter & Company, Inc. For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident for its physician and medical group policies and had various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of allocated loss adjustment expenses (LAE). For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retained the first $2.0 million of losses and LAE per incident and the reinsurers covered losses in excess of this amount up to $70.0 million. For 2001, the Company retained the first $1.25 million of losses and LAE, and retention for non-hospital business was reduced to $1.25 million per incident. For 2002, the Company retained approximately the first $2.0 million of losses and LAE per incident for both physician and hospital coverages up to $20.0 million. The Company also had additional coverage for approximately 92% of the losses in excess of $20.0 million up to $50.0 million. In addition, the Company was responsible for a blended annual aggregate deductible of $1.75 million and $3.2 million, respectively, in 2001 and 2002, for losses in excess of the Company’s retentions.

The Company often has more than one insured named as a defendant in a lawsuit or claim arising from the same incident, and, therefore, multiple policies and limits of liability may be involved. The Company’s reinsurance program is purchased in several layers, the limits of which may be reinstated under certain circumstances, at the Company’s option subject to the payment of additional premiums.

In addition, in December 2002, the Company entered into the GoshawK retrocessional reinsurance agreement more fully described in “Note 4 to Consolidated Financial Statements.”

In general, reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd’s to avoid concentrations of credit risk. The GoshawK 100% quota share reinsurance agreement includes a trust fund arrangement to guarantee the collection of losses ceded under the treaty. The following table identifies the Company’s most significant reinsurers based upon premiums paid by the Company and their A.M. Best ratings as of December 31, 2002. No other single reinsurer’s percentage participation in 2002 exceeded 5% of total reinsurance premiums.

	PREMIUMS CEDED FOR YEAR ENDED DECEMBER 31, 2002	RATING (1)		PERCENTAGE OF TOTAL REINSURANCE PREMIUMS

	(In Thousands)
GoshawK Re	$58,685	A	-	70%
Hannover Ruckversicherungs	$10,515	A	+	12%
Lloyd’s of London Syndicates	4,915	A		6%
Converium Re	3,832	A		5%

(1)	All ratings are assigned by A.M. Best.

The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company’s reinsurers to meet their obligations. Among the reinsurers to which the Company cedes reinsurance are certain Lloyd’s syndicates. In recent years, Lloyd’s has reported substantial aggregate losses that have had adverse effects on Lloyd’s in general and on certain syndicates in particular. In addition, there has been a decrease in the underwriting capacity of Lloyd’s syndicates in recent years. The substantial losses and other adverse developments could affect the ability of certain syndicates to continue to trade and the ability of insureds to continue to place business with particular syndicates. It is not possible to predict what effects the circumstances described above may have on Lloyd’s and the Company’s contractual relationship with Lloyd’s syndicates in future years. The Company understands that Lloyd’s syndicates have created new trust funds to hold reserves for reinsurance purchased by United States reinsureds gross of outward reinsurance. This arrangement applies to all purchases on or after August 1, 1995.

INVESTMENT PORTFOLIO

An important component of the Company’s operating results has been the return on its invested assets. The Company’s investments are made by investment managers under policies established and supervised by the Board. The Company’s investment policy has placed primary emphasis on investment grade, fixed-maturity securities and maximization of after-tax yields.

All of the fixed-maturity securities are classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of tax, are reported directly through stockholders’ equity, and have no effect on net income. The following table sets forth the composition of the Company’s investments in available-for-sale securities at the dates indicated:

	DECEMBER 31, 2002		DECEMBER 31, 2001
	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST	FAIR VALUE

	(In Thousands)
Fixed-maturity securities:
U.S. government and agencies	$234,424	$244,804	$175,608	$177,718
State, municipalities and political subdivisions	—	—	126,431	126,516
Mortgage-backed and asset-backed	63,293	64,286	73,332	73,673
Corporate	225,799	229,585	189,854	191,237

Total fixed-maturity securities	523,516	538,675	565,225	569,144
Common stocks	29,758	34,237	29,744	29,098

Total	$553,274	$572,912	$594,969	$598,242

The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8% of the total market value of its investments. The fair value of the Company’s portfolio of unaffiliated equity securities was $27.6 million at December 31, 2002.

The Company’s investment portfolio of fixed-maturity securities consists primarily of intermediate-term, investment-grade securities. The Company’s investment policy provides that fixed-maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company’s fixed-maturity investments at December 31, 2002:

TYPE/RATING OF INVESTMENT (1)	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
AAA (including U.S. government and agencies)	$311,035	$322,944	60.0%
AA	20,213	20,638	3.8%
A	153,541	156,022	29.0%
BBB	33,727	34,071	6.3%
Non rated (2)	5,000	5,000	0.9%

	$523,516	$538,675	100.0%

(1)	The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc. were used.
(2)	Represents a credit note received from a catastrophe reinsurance limited liability company controlled by Hannover Re with an amortized cost and fair value of $5.0 million.

The following table sets forth certain information concerning the maturities of fixed-maturity securities in the Company’s investment portfolio as of December 31, 2002:

	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE

	(In Thousands)
Years to maturity:
One or less	$16,568	$16,850	3.1%
After one through five	231,947	236,688	43.9%
After five through ten	202,380	210,680	39.1%
After ten	9,328	10,171	1.9%
Mortgage-backed and asset-backed securities	63,293	64,286	12.0%

Totals	$523,516	$538,675	100.0%

The average weighted maturity of the securities in the Company’s fixed-maturity portfolio as of December 31, 2002, was 4.8 years. The average duration of the Company’s fixed-maturity portfolio as of December 31, 2002, was 4.3 years.

In October 2001, the Company made a $15.0 million investment in a limited partnership, which in turn invests in a portfolio of offshore hedge funds, managed accounts and other professionally managed funds that pursue non-traditional investment strategies. The investment return depends on the performance of the portfolio. The investment had a value of $15.0 million at December 31, 2002. See “Note 1 to Notes to Consolidated Financial Statements.”

The Company maintains cash and highly liquid short-term investments, which at December 31, 2002, totaled $115.8 million.

The following table summarizes the Company’s investment results for the three years ended December 31, 2002, 2001 and 2000:

FOR THE YEARS ENDED DECEMBER 31	2002	2001	2000

	(In Thousands)
FIXED-MATURITY SECURITIES:
Average invested assets (includes short-term cash investments)(1)	$639,853	$650,915	$648,156
Net investment income:
Before income taxes	29,964	34,122	33,152
After income taxes	20,310	24,251	24,531
Average annual return on investments:
Before income taxes	4.7%	5.2%	5.1%
After income taxes	3.2%	3.7%	3.8%
Net realized investment gains (losses) after income tax	$12,292	$3,708	$(149)
EQUITY SECURITIES:
Average invested assets(2)	$31,668	$26,751	$28,934
Net investment income:
Before income taxes	102	223	500
After income taxes	96	204	381
Average annual return on investments:
Before income taxes	0.3%	0.8%	1.7%
After income taxes	0.3%	0.8%	1.3%
Net realized investment gains (losses) after income tax	$0	$1	$(112)
OTHER SECURITIES:
Average invested assets(3)	$30,551	$23,410	$16,306
Net investment income:
Before income taxes	2,165	1,550	500
After income taxes	1,408	1,008	325
Average annual return on investments:
Before income taxes	7.1%	6.6%	3.1%
After income taxes	4.2%	4.3%	2.0%
Net realized investment gains (losses) after income tax	$0	$0	$0

(1)	Fixed-maturity securities at cost.
(2)	Equities at market.
(3)	Principally real estate and interest on funds held.

The Company recognized significant capital gains in 2002 primarily to generate statutory surplus to improve its capital adequacy ratios. In addition, the Company moved its portfolio entirely into taxable securities to maximize its cash income based on its current tax position.

COMPETITION

The California physician professional liability insurance market is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies and a physician-owned mutual protection trust for physician and medical group insureds. Each of these companies is actively soliciting insureds in Southern California, the Company’s primary area of operations, and each has offered very competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, large commercial insurance companies actively compete in this market, particularly for larger medical groups, hospitals and other healthcare facilities. The

Company has considered its A.M. Best rating to be extremely important to its ability to compete. On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating to B++ (Very Good) and on October 7, 2002, further reduced the Insurance Subsidiaries’ rating to B+ (Very Good). See “A.M. Best Rating” for a description of potential impact of these reductions.

The Company encountered similar competition from local doctor-owned insurance companies and commercial companies in the other states it operated, principally under the Brown & Brown program. In Delaware, where the Company continues to operate, the Company competes principally through its relationship with a Delaware broker, who has considerable and long-standing relationships with Delaware physician insureds.

In the assumed reinsurance markets, the Company competed with numerous international and domestic reinsurance and insurance operations. The reduction in the Company’s A.M. Best rating below an “A-” level made it extremely difficult for the Company to compete in this business. The Company has only one ongoing treaty in 2003. See “Assumed Reinsurance Segment.”

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

Licenses

SCPIE Indemnity, AHI and AHSIC are licensed in their respective states of domicile—California, Delaware and Arkansas. AHI is also licensed to transact insurance and reinsurance in 47 states and the District of Columbia. This permits ceding company clients to take credit on their regulatory financial statements for reinsurance ceded to AHI in jurisdictions in which it is authorized as a reinsurer. AHSIC is licensed to write policies as an excess and surplus lines insurer in 34 states and the District of Columbia. SCPIE Indemnity is not licensed in any jurisdiction outside of California.

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

Insurance Guaranty Associations

Most states, including California, require admitted property and casualty insurers to become members of insolvency funds or associations that generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary by state, and California permits a maximum assessment of 1% of annual premiums written by a member in that state during the preceding year. However, such payments are recoverable by law through policy surcharges.

Holding Company Regulation

SCPIE Holdings is subject to the California Insurance Holding Company System Regulatory Act (the Holding Company Act). The Holding Company Act requires the Company to periodically file information with the California Department of Insurance and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates of an “extraordinary” type may not be effected if the California Commissioner disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit and investments, in the net aggregate, involving more than the lesser of 3% of the insurer’s admitted assets or 25% of surplus as to policyholders, as of the preceding December 31.

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

Risk-Based Capital

The NAIC has developed a methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital (RBC) formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its authorized control level RBC by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its authorized control level RBC. The threshold requiring the least regulatory attention is a company action level when total adjusted capital is less than or equal to 200% of the authorized control level RBC and the level requiring the most regulatory involvement is a mandatory control level RBC when total adjusted capital is less than 70% of authorized control level RBC. At the mandatory control level the state insurance commissioner is required to restrict the writing of business or place the insurer under regulatory supervision or control.

At December 31, 2002, the authorized control level RBC of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2002, SCPIE Indemnity exceeded this threshold by $32.0 million. If the Company continues to incur material losses, the Company could fall below this threshold.

Regulation of Investments

The Insurance Subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed-income securities, real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of these non-qualifying investments over specified time periods unless otherwise permitted by the state insurance authority under certain conditions.

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

The Company has filed for a 15.6% rate increase in California for 2003 which is currently pending implementation. The Foundation for Taxpayer and Consumer Rights, a California-based non-profit education and advocacy organization, intervened in the rate-making process and the Department of Insurance commenced a rate hearing on March 11, 2003, related to this matter. The Company believes its rate request is fully justified and supported by its filing. The Company believes that the result of this hearing will be an approved rate increase, but cannot anticipate at what level or when it could be implemented. The administrative law judge overseeing the hearing should make her recommendation to the California Insurance Commissioner in late June 2003.

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

Terrorism Risk Insurance Act of 2002

Under the Federal Terrorism Risk Insurance Act, effective November 26, 2002, each commercial property and casualty insurer is required to make terrorism coverage available in policies for property and liability coverages other than medical malpractice coverage (which is excluded under the Act). Any terrorism exclusion in a subject policy is rendered void by the Act to the extent it excludes losses covered by the Act. The federal government will pay a major share of the covered losses after a deductible is paid by the insurers. The Company provides other liability coverages in its various policies, in addition to medical malpractice insurance, and may be subject to the Act. The Company’s policy forms do not exclude coverage for acts of terrorism, except in a few instances. The Company has notified its policyholders of this coverage as provided by the Act, has removed any terrorism exclusion in its policies, and has informed its policyholders that no premium is currently charged for acts of terrorism coverage. The Company does not consider this coverage material to its policies, which protect its insureds principally against liability, not property losses.

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

For a number of years, the Insurance Subsidiaries received an A.M. Best rating of A (Excellent), the third highest of thirteen rating classifications. On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating two levels to B++ (Very Good), and on October 7, 2002, A.M. Best further reduced the Company’s rating to B+ (Very Good). This classification meets A.M. Best’s “Secure” definition. A.M. Best assigns this rating to companies that in its view have, on balance, good balance sheet strength, operating performance and business profile and which have a good ability to meet their ongoing obligations to policyholders.

An A.M. Best rating of at least an A- classification is important to some consumers in the property/casualty insurance industry. At the present time, the Company has not been significantly affected by the lower A.M. Best ratings. The Company believes that its major competitors in California may use the Insurance Subsidiaries’ lower A.M. Best rating in an attempt to solicit some of the Company’s customers.

The Insurance Subsidiaries participate in a pooling arrangement and each of the Insurance Subsidiaries has been assigned the same “pooled” “B+ (Very Good)” A.M. Best rating based on their consolidated performance.

EMPLOYEES

As of December 31, 2002, the Company employed 160 persons. This reflects a net reduction of 30.7% during 2002 in recognition of the anticipated reduction in operations as the Company focuses on its core operations and withdraws from other states. None of the employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of March 18, 2003, are as follows:

NAME	AGE	POSITION

Donald J. Zuk	66	President, Chief Executive Officer and Director
Ronald L. Goldberg	51	Senior Vice President, Underwriting
Patrick S. Grant	60	Senior Vice President, Marketing
Joseph P. Henkes	53	Secretary and Senior Vice President, Operations and Actuarial Services
Robert B. Tschudy	54	Senior Vice President and Chief Financial Officer
Edward G. Marley	42	Vice President and Chief Accounting Officer
Donald P. Newell	65	Senior Vice President, General Counsel and Director
Timothy C. Rivers	54	Senior Vice President, Assumed Reinsurance
Margaret A. McComb	59	Senior Vice President, Claims

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

Patrick S. Grant has been with the Company since 1990, serving initially as Vice President, Marketing. He was named Senior Vice President, Marketing in 1992. Prior to that time, he spent almost 20 years with the insurance brokerage firm of Johnson & Higgins. His last position there was Vice President, Professional Liability. Mr. Grant has worked on the Company operations since 1976.

Joseph P. Henkes has been with the Company since 1990, serving initially as Vice President, Operations and Actuarial Services. He was named Senior Vice President, Operations and Actuarial Services in 1992. Prior to that time, he spent three years with Johnson & Higgins, where his services were devoted primarily to the Company. He has been an Associate of the Casualty Actuarial Society since 1975 and a member of the American Academy of Actuaries since 1980.

Edward G. Marley joined the Company in December 2001 as Vice President and Controller. Prior to that time, he spent 14 years with CAMICO Mutual Insurance Company where he served as Chief Financial Officer, Secretary and Treasurer.

Margaret A. McComb has been with the Company for over 27 years. She assumed management responsibility for the Claims Department in 1985. Ms. McComb was named Senior Vice President in May 2002.

Donald P. Newell joined the Company in January 2001. Prior to that time, he was a partner at the law firm of Latham & Watkins in San Diego, California. Mr. Newell has worked on matters for the Company since 1975.

Timothy C. Rivers has been with the Company since August 1999. Prior to that time, he spent 17 years with Guy Carpenter & Company, a reinsurance brokerage subsidiary of Marsh McLennan, and a predecessor business, Willcox & Company. Mr. Rivers has worked on the Company operations since 1985.

Robert B. Tschudy joined the Company in May 2002. From July 1995 to March 2001, Mr. Tschudy was Senior Vice President and Chief Financial Officer with 21st Century Insurance Group, a publicly held property casualty insurance company writing primarily personal automobile insurance in California. Prior to that time, Mr. Tschudy was a partner, specializing in insurance, in the Los Angeles Office of Ernst & Young LLP for over 10 years.

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

Concentration of Business

Substantially all of the Company’s direct premiums written are generated from healthcare liability insurance policies issued to physicians and medical groups, healthcare facilities and other providers in the healthcare industry. As a result, negative developments in the economic, competitive or regulatory conditions affecting the healthcare liability insurance industry, particularly as such developments might affect medical malpractice insurance for physicians and medical groups, could have a material adverse effect on the Company’s results of operations.

Most of the Company’s 2003 premiums written will be generated in California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in California, particularly Southern California.

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

The results of this expansion effort have been disappointing. During 2000, the Company encountered severe adverse loss experience under its hospital policies, and has entirely withdrawn from this market. In 2001 and 2002, the Company incurred similar unacceptable losses in its principal physician and medical group programs outside California. The Company agreed to terminate its relationship with Brown & Brown and ceased accepting all policies under these programs as of March 6, 2003. In addition, the Company has ceased accepting new nonstandard insureds outside California. In the interim, the Company continued to renew existing policies and issue new policies under very stringent underwriting standards and at significantly higher premiums. The Company may continue to incur material losses under both these programs, as it continues to settle and adjudicate claims under policies issued in these programs.

The Company has one other non-California program for physicians and medical groups and may consider adding programs on a selective basis in the future. The Company cannot predict whether this remaining program will be successful or whether the Company will have the opportunity to add such programs, and, if so, whether any additional program will be successful.

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

The availability of healthcare liability insurance, or the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the healthcare liability industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the healthcare liability insurance industry in California and nationally has faced a soft insurance market. Although the Company and many experts believe this currently is a hard insurance market, there can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company’s financial condition and results of operations.

Competition

The Company competes with numerous insurance companies in the California market. The Company’s principal competitors for physicians and medical groups in California consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians’ mutual protection trust, which levies assessments primarily on a “claims paid” basis. In addition, commercial insurance companies compete for the medical malpractice insurance business of larger medical groups and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 2001, the Company instituted overall rate increases in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company has lost some of its policyholders, in part due to its rate increases. In 2002, the Company instituted an average 8.4% rate increase for California physicians and medical groups and has filed for a 15.6% rate increase for 2003. The effect of these rate increases on the Company’s ability to retain and expand its healthcare liability insurance business in California is uncertain.

In addition to pricing, competitive factors may include policyholder dividends, financial stability, breadth and flexibility of coverage and the quality and level of services provided.

The Company has considered its A.M. Best rating to be extremely important to its ability to compete in its markets, particularly in its assumed reinsurance segment. On February 21, 2002, A.M. Best reduced the Company’s rating two classifications from A (Excellent) to B++ (Very Good) and further reduced the Company’s rating to B+ (Very Good) on October 7, 2002. See “Importance of A.M. Best Rating.”

Loss and LAE Reserves

The reserves for losses and LAE established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE. The estimates are based on assumptions related to the ultimate cost of settling such claims based on facts and interpretation of circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, legislative activity and other factors. However, establishment of appropriate reserves is an inherently uncertain process involving estimates of future losses, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. The inherent uncertainty is greater for certain types of insurance, such as medical malpractice, where a longer period may elapse before a definite determination of ultimate liability is made, and where the judicial, political and regulatory climates are changing. Healthcare liability claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as healthcare liability may be slow to appear, and accordingly, the Company’s reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company’s ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company’s financial statements. If the Company’s reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company’s financial condition or results of operations.

Pending Rate Increase in California

In September 2002, the Company filed an application with the California Department of Insurance for a rate increase for physicians and medical groups of approximately 15.6%, effective January 1, 2003. A self-styled consumer group objected to this proposed rate increase in November 2002, and requested a hearing on the application. The Department granted a hearing pursuant to state procedural rules. The hearing commenced on March 11, 2003, before an administrative law judge. The Company expects the judge to render her decision in late June 2003. After the judge renders her decision, that decision is subject to review by the California Insurance Commissioner, who may adopt, modify or reject the decision of the administrative law judge. After the Insurance Commissioner renders his decision, either party may institute judicial review. If the decision is adverse to the Company or if there are substantial delays in implementing a favorable decision, the Company’s operations would be adversely affected.

Necessary Capital and Surplus

The Insurance Subsidiaries have historically operated with ratios of net written premiums to statutory capital and surplus (policyholder surplus) of approximately 1 to 1, which the Company considers to be an appropriate measure of safety for the combination of insurance segments in which it writes. At the end of 2000, this ratio was .84 to 1. As a result of the increases in net premiums written, particularly in the assumed reinsurance segment, and the substantial net losses the Company incurred during 2001 and 2002, the ratio increased unfavorably to 1.54 to 1 at December 31, 2001, and 1.61 to 1 at December 31, 2002. The Company expects a material decrease in net premiums written during 2003 as a result of the decrease in the direct healthcare liability insurance written outside of California and the cession of assumed reinsurance premium to GoshawK. Based on the Company’s expected premium writings in 2003, the ratio of net written premiums to statutory capital and surplus is expected to decrease to approximately a 1 to 1 ratio. However, if the losses and loss reserve increases the Company has experienced in recent years continue and the Company is unable to obtain capital sufficient to offset them, the Company’s ability to write policies at its current expected levels may be limited. Moreover, if these and similar leverage ratios do not improve, the Insurance Subsidiaries’ ratings from A.M. Best may not improve and if they worsen, the Insurance Subsidiaries’ ability to write business may be further reduced. In addition, at December 31, 2002, the Company’s principal insurance subsidiary exceeded minimum requirements of an NAIC risk-based capital threshold (requiring some regulatory attention) by $32.0 million. If the Company continues to incur material losses, the Company could fall below this threshold. Any of the events discussed above could have a material adverse effect on the Company’s financial condition and results of operations.

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

In addition to regulatory and legislative efforts, there have been significant market-driven changes in the healthcare environment. In recent years, a number of factors related to the emergence of “managed care” have negatively impacted or threatened to impact the medical practice and economic independence of physicians. Physicians have found it more difficult to conduct a traditional fee for service practice and many have been driven to join or contractually affiliate with managed care organizations, healthcare delivery systems or practice management organizations. This consolidation could result in the elimination or significant decrease in the role of the physician and the medical group from the medical professional liability purchasing decision. In addition, the consolidation could reduce primary medical malpractice insurance premiums paid by healthcare systems, as larger healthcare systems generally retain more risk by accepting higher deductibles and self-insured retentions or form their own captive insurance companies.

Importance of A.M. Best Rating

A.M. Best ratings are an increasingly important factor in establishing the competitive position of insurance companies. An A.M. Best rating reflects its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. Prior to 2002, the Company held an A (Excellent) rating from A.M. Best. This is the same rating held by the Company’s principal competitors in the healthcare liability insurance market in California.

On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating to B++ (Very Good) and further reduced the Insurance Subsidiaries’ rating to B+ (Very Good) on October 7, 2002. This puts the Insurance Subsidiaries’ at a competitive disadvantage with its principal California competitors. The Insurance Subsidiaries rely heavily on their longstanding policyholder relations and reputation in California, and compete principally on this basis in the California market. The Insurance Subsidiaries have not currently experienced a significant loss of business because of this A.M. Best rating, however, competitors could use their rating advantage to attract some of the Insurance Subsidiaries’ customers. If the Insurance Subsidiaries continue to encounter the adverse loss experience they have seen in recent years, the Insurance Subsidaries’ A.M. Best rating may be further reduced, which could have a material adverse effect on the Insurance Subsidiaries’ ability to continue to write policies in some segments of the market.

Ceded Reinsurance

The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company’s ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Although the Company anticipates that it will continue to be able to obtain such reinsurance on reasonable terms, there can be no assurance that this will be the case. In the past three years, the Company experienced a number of large paid losses under its healthcare liability insurance policies that were in excess of the limits of insurance retained by the Company and thus were borne by the reinsurers. In addition, the September 11, 2001, terrorist attack has reduced capacity and increased rates in the reinsurance market generally.

The Company is subject to a credit risk with respect to its reinsurers because reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer’s inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company. See “Business—Ceded Reinsurance.”

Assumed Reinsurance Market Exposure

Between 1999 and 2002, the Company rapidly expanded its assumed reinsurance operations. Treaties include professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages on a worldwide basis. During 2001 and 2002, assumed reinsurance premiums earned were $79.5 million and $122.5 million respectively on treaties in existence. Except for September 11, 2001, losses, loss experience for the division is based almost entirely on actuarial estimates, as actual losses are still in the early stages of development. Actual experience could materially exceed or be less than these estimates. Although significant protection is afforded the Company under the GoshawK treaty, excessive loss development, especially for the 2000 underwriting year or the September 11, 2001, events, could adversely affect the Company’s results of operations and financial conditions.

Highlands Insurance Group Contingent Liability

Between January 1, 2000, and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical. HIG has advised the Company that at December 31, 2002, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $50.6 million and had established case loss reserves of $18.6 million, net of reinsurance. Incurred but not reported losses are expected to emerge; however, the amount cannot be reasonably determined at this time. If the HIG insurance company subsidiaries are declared insolvent at some future date by a court of competent jurisdiction and are unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date, and the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of the HIG insurance company subsidiaries. The Company would also be subrogated to the rights of the policyholders as creditors of the HIG insurance company subsidiaries.

In a court document dated October 31, 2002, in connection with a bankruptcy petition for the HIG non-insurance subsidiaries, HIG disclosed that the insurance subsidiaries had combined policyholder surplus of approximately $41 million at December 31, 2001. In addition, the court document included projections of HIG’s insurance subsidiaries for the next five years which project that they would continue to meet their obligations to their policyholders. HIG’s insurance subsidiaries are currently in voluntary liquidation and under close supervision by the state insurance departments involved. The ultimate impact on the HIG insurance company subsidiaries of regulatory action, if any, is not currently determinable, but could be significant.

Holding Company Structure—Limitation on Dividends

SCPIE Holdings is an insurance holding company whose assets consist of all of the outstanding capital stock of SCPIE Indemnity, which in turn owns all of the outstanding capital stock of AHI and AHSIC. As an insurance holding company, SCPIE Holdings’ ability to meet its obligations and to pay dividends, if any, may depend upon the receipt of sufficient funds from SCPIE Indemnity. The payment of dividends to SCPIE Holdings by SCPIE Indemnity is subject to general limitations imposed by California insurance laws. See “Business—Regulation—Regulation of Dividends from Insurance Subsidiaries” and “Note 6 to Consolidated Financial Statements.”

Anti-Takeover Provisions

SCPIE Holdings’ amended and restated certificate of incorporation and amended and restated bylaws include provisions that may delay, defer or prevent a takeover attempt that stockholders may consider to be in their best interests. These provisions include:

•	a classified Board of Directors;

•	authorization to issue up to 5,000,000 shares of preferred stock, par value $1.00 per share, in one or more series with such rights, obligations, powers and preferences as the Board of Directors may provide;

•	a limitation which permits only the Board of Directors, the Chairman of the Board or the President of SCPIE Holdings to call a special meeting of stockholders;

•	a prohibition against stockholders acting by written consent;

•	provisions prohibiting directors from being removed without cause and only by the affirmative vote of holders of two-thirds of the outstanding shares of voting securities;

•	provisions allowing the Board of Directors to increase the size of the Board and to fill vacancies and newly created directorships; and

•	advance notice procedures for nominating candidates for election to the Board of Directors and for proposing business before a meeting of stockholders.

In addition, state insurance holding company laws applicable to the Company in general provide that no person may acquire control of SCPIE Holdings without the prior approval of appropriate insurance regulatory authorities. See “Business—Regulation—Holding Company Regulation.”

The Company has also adopted a rights plan that could discourage, delay or prevent an acquisition of the Company that is not approved by the Board of Directors of the Company. The rights plan provides for preferred stock purchase rights attached to each share of the Company’s Common Stock, which will cause substantial dilution to a person or group acquiring 20% or more of the Company’s outstanding stock if the acquisition is not approved by the Company’s Board of Directors.

Regulatory and Related Matters

Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition, including limitations on lines of business, underwriting limitations, the setting of premium rates, the establishment of standards of solvency, statutory surplus requirements, the licensing of insurers and agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control and the approval of policy forms. Such regulation is concerned primarily with the protection of policyholders’ interests rather than stockholders’ interests. See “Business—Regulation.”

The Risk-Based Capital (RBC) rules provide for different levels of regulatory attention depending on the amount of a company’s total adjusted capital compared to its various RBC levels. At December 31, 2002, each of the Insurance Subsidiaries’ RBC exceeded the threshold requiring the least regulatory attention. At December 31, 2002, SCPIE Indemnity exceeded this threshold by $32.0 million. If the Company continues to incur material losses, the Company could fall below this threshold.

State regulatory oversight and various proposals at the federal level may in the future adversely affect the Company’s results of operations. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and state insurance regulators are reexamining existing laws and regulations, which in many states has resulted in the adoption of certain laws that specifically focus on insurance company investments, issues relating to the solvency of insurance companies, RBC guidelines, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends. See “Business—Regulation.”

State Income Taxes on Dividends to Parent Company

In the third quarter of 2002, the Company received a notice of assessment from the California Franchise Tax Board (FTB) for 1997, 1998, 1999 and 2000 in the total amount of $15.4 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessment is the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals Decision in Ceridian v. Franchise Tax Board, challenges the exclusion from California income tax of dividends received by holding companies from their insurance company subsidiaries during the tax years ended on or after December 1, 1997. The assessed amounts, if paid, may be offset, in part, by federal tax benefits. The Company has protested these assessments and while the Company intends to vigorously protest the current and any future assessments, there can be no assurance as to the ultimate outcome of these protests. No amount has been reported in the financial statements pending the resolution of this industry-wide issue.

ITEM 2.    PROPERTIES

In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for its Company headquarters. The lease is for a term of 10 years ending in 2009 and the Company has options to renew the lease for an additional 10 years. The Company moved its headquarters and principal operations to these offices in March 1999.

The Company also leases office space for its Assumed Reinsurance division in Summit, New Jersey, and claims offices in Reston, Virginia, and San Diego, California. During 2001, the Company closed marketing offices in Phoenix, Arizona, Addison, Texas, and Boca Raton, Florida. During 2002, the Company closed its claims offices in Tampa, Florida, and Sacramento, California.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol “SKP.” The following table shows the price ranges per share in each quarter, during the last two years:

	HIGH	LOW

2001
First quarter	$29.57	$20.20
Second quarter	$21.00	$17.90
Third quarter	$21.50	$15.26
Fourth quarter	$29.25	$15.49
2002
First quarter	$29.43	$16.98
Second quarter	$16.70	$6.08
Third quarter	$6.02	$3.80
Fourth quarter	$7.15	$4.00
2003
First quarter (January 1—March 18)	$7.16	$5.93

On March 18, 2003, the closing price of the Company’s common stock was $6.13.

Stockholders of Record

The approximate number of stockholders of record of the Company’s Common Stock as of March 18, 2003, was 5,400.

Dividends

SCPIE Holdings paid cash dividends on its common stock of $0.40 per share in 2001 and 2002. On February 27, 2003, the Board of Directors declared a $0.10 quarterly dividend payable on March 31, 2003, to stockholders of record on March 17, 2003. The continued payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any 12-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or statutory net income for the calendar year preceding the date the dividend is paid. Under these restrictions, neither AHI nor AHSIC may pay a dividend during 2003 to SCPIE Indemnity. SCPIE Indemnity paid a dividend of $3 million in 2002 to SCPIE Holdings and is entitled to pay dividends in 2003 of up to approximately $15.6 million. See “Business—Regulation—Regulation of Dividends from Insurance Subsidiaries” and “Note 6 of the Notes to Consolidated Financial Statements.”

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,	2002	2001	2000	1999	1998

	(In Thousands, except per share data)
INCOME STATEMENT DATA:
Net premiums written(1)	$251,750	$280,807	$208,203	$153,896	$156,323

Premiums earned	$286,063	$235,935	$176,502	$153,192	$157,976
Net investment income	32,231	35,895	34,152	37,697	40,367
Realized investment gains and other revenue	20,940	7,909	1,602	423	11,618

Total revenues	339,234	279,739	212,256	191,312	209,961

Losses and loss adjustment expenses	320,516	304,473	152,602	122,780	132,208
Other operating expenses	79,676	64,732	36,483	29,310	28,211
Interest expenses	66	1,416	780	25	—

Total expenses	400,258	370,621	189,865	152,115	160,419

Income (loss) before federal income taxes	(61,024)	(90,882)	22,391	39,197	49,542
Federal income taxes (benefit)	(22,642)	(32,906)	5,120	9,295	12,566

Net income (loss)	$(38,382)	$(57,976)	$17,271	$29,902	$36,976

BALANCE SHEET DATA:
Total investments	$709,261	$713,925	$675,120	$655,391	$793,616
Total assets	1,063,766	977,646	854,645	834,036	921,469
Total liabilities	836,600	718,258	538,104	518,492	534,951
Total stockholders’ equity	227,166	259,388	316,541	294,700	386,518
ADDITIONAL DATA:
Basic earnings (loss) per share of common stock(2)	$(4.12)	$(6.22)	$1.84	$2.63	$3.06
Diluted earnings (loss) per share of common stock(2)	(4.12)	(6.22)	1.84	2.62	3.06
Dividends per share of common stock	40	0.40	0.40	0.32	0.24
Book value per share	24.34	27.85	33.92	30.98	32.54
GAAP ratios:
Loss ratio	112.0%	129.1%	86.4%	80.2%	83.6%
Expense ratio	27.9%	27.4%	20.7%	19.1%	17.9%
Combined ratio	139.9%	156.5%	107.1%	99.3%	101.5%
Statutory capital and surplus	$155,785	$181,916	$249,261	$265,459	$343,330

(1)	Net premiums written for 2002, 2001 and 2000 reflect the Company’s recognition of written premiums on the effective date of the policy rather than on the date premiums were billed. This change had no impact on earned premiums.
(2)	Basic earnings (loss) per share of common stock at December 31, 2002, 2001, 2000, 1999 and 1998 are computed using the weighted average number of common shares outstanding during the year of 9,322,249, 9,333,425, 9,375,735, 11,383,592 and 12,074,272, respectively. Diluted earnings per share of common stock at December 31, 2002, 2001, 2000, 1999 and 1998 are computed using the weighted average number of common shares outstanding during the year of 9,322,249 9,333,425, 9,382,494, 11,403,081 and 12,089,013, respectively. For further discussion of basic earnings per share and diluted earnings per share, see the “Notes to Consolidated Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements include the accounts and operations of SCPIE Holdings Inc. (SCPIE Holdings or the Company) and its wholly owned subsidiaries.

Certain statements in the following discussion that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company, its business prospects and results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors are discussed in “Business—Risk Factors” and in periodic filings with the Securities and Exchange Commission.

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

YEAR ENDED DECEMBER 31, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$138,901	$112,849		$251,750

Premiums earned	$163,519	$122,544		$286,063
Net investment income	—	—	$32,231	32,231
Realized investment gains	—	—	18,910	18,910
Income from affiliates	—	—	750	750
Other revenue	—	—	1,280	1,280

Total revenues	163,519	122,544	53,171	339,234
Losses and loss adjustment expenses	197,456	123,060	—	320,516
Other operating expenses	32,398	47,278	—	79,676
Interest expense	—	—	66	66

Total expenses	229,854	170,338	66	400,258

Segment (loss) income before federal income tax	$(66,335)	$(47,794)	$53,105	$(61,024)

Loss ratio	120.8%	100.4%		112.0%
Underwriting ratio	19.8%	38.6%		27.9%
Combined ratio	140.6%	139.0%		139.9%

YEAR ENDED DECEMBER 31, 2001	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$168,600	$112,207		$280,807

Premiums earned	$156,442	$79,493		$235,935
Net investment income	—	—	$35,895	35,895
Realized investment gains	—	—	5,707	5,707
Income from affiliates	—	—	1,327	1,327
Other revenue	—	—	875	875

Total revenues	156,442	79,493	43,804	279,739
Losses and loss adjustment expenses	220,311	84,162	—	304,473
Other operating expenses	45,820	18,912	—	64,732
Interest expense	—	—	1,416	1,416

Total expenses	266,131	103,074	1,416	370,621

Segment (loss) income before federal income tax	$(109,689)	$(23,581)	$42,388	$(90,882)

Loss ratio	140.8%	105.9%		129.1%
Underwriting ratio	29.3%	23.8%		27.4%
Combined ratio	170.1%	129.7%		156.5%

YEAR ENDED DECEMBER 31, 2000	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$177,703	$30,500		$208,203

Premiums earned	$149,404	$27,098		$176,502
Net investment income	—	—	$34,152	34,152
Realized investment gains (losses)	—	—	(400)	(400)
Equity earnings from affiliates	—	—	880	880
Other revenue	—	—	1,122	1,122

Total revenues	149,404	27,098	35,754	212,256
Losses and loss adjustment expenses	129,307	23,295	—	152,602
Other operating expenses	32,333	4,150		36,483
Interest expenses	—	—	780	780

Total expenses	161,640	27,445	780	189,865

Segment (loss) income before federal income tax	$(12,236)	$(347)	$34,974	$22,391

Loss ratio	86.6%	86.0%		86.4%
Underwriting ratio	21.6%	15.3%		20.7%
Combined ratio	108.2%	101.3%		107.1%

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

The Company encountered intense price competition in its hospital expansion efforts. During 2000, the Company incurred unacceptable losses under its hospital policies. The Company experienced adverse loss development in its prior years loss reserves for hospitals and significant ongoing losses in this program, which is reflected in the results for the year ended December 31, 2000. The Company substantially reduced its hospital exposures during 2000 through policy nonrenewals and rate increases. At the beginning of 2001, it insured only 15 hospitals, and this was reduced to 10 hospitals at December 31, 2001, and the last hospital policy expired in December 2002.

In 2000, 2001 and 2002, the Company derived approximately 23%, 29% and 31% of its healthcare liability earned premium volume, respectively, from policies issued outside the state of California, principally under the Brown & Brown and nonstandard physician programs. In 2001, the Company recognized that these programs were seriously underpriced and implemented significant premium increases, averaging approximately 40% and 30% in 2001 and 2002, respectively, in its principal non-California markets, and immediately instituted more stringent underwriting and pricing guidelines in these states. Despite the significant price increases and more stringent underwriting guidelines, the non-California programs produced significant underwriting losses in 2000, 2001 and 2002.

The Company and Brown & Brown agreed to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfy the stringent underwriting standards. The Company applied these same standards to the nonstandard physician policies renewed outside California. As of December 31, 2001, 2,997 policies were in force related to the Brown & Brown program. That number was reduced to 813 policies as of December 31, 2002. The Company issued no new nonstandard physician policies outside of California in 2002.

During 2003, the Company will concentrate its efforts on maintaining its core physician and medical group business in California and Delaware. The Company does not expect to initiate any significant new programs outside California during 2003.

Assumed Reinsurance

The Company rapidly expanded its assumed reinsurance operations since it formed the division in late 1999. Written premiums were $112.8, $112.2 and $30.5 million, respectively for 2002, 2001 and 2000. Earned premiums, which lag behind written premiums, were $122.5, 79.5 and $27.1 million, respectively for 2002, 2001 and 2000.

Loss experience in this segment is based significantly on actuarial estimates, as actual losses are still in their early stages of development. In 2001, the unprecedented September 11, 2001, terrorist attack materially impacted the results in this segment. The Company identified losses of $19.6 million, net of reinsurance benefit as of December 31, 2001, and a further $15.4 million in losses has been recorded in 2002.

In December 2002, the Company entered a 100% quota share reinsurance agreement with GoshawK that divested substantially all of the Company’s ongoing assumed reinsurance operations.

The cession under the GoshawK reinsurance treaty impacted 2002 assumed reinsurance results negatively by $36.9 million.

RESULTS OF OPERATIONS—THREE YEAR COMPARISON

Direct Healthcare Liability Insurance Segment

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxilofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. As a result of the Company’s withdrawal from certain segments of the healthcare industry, the premiums earned are split between core and non-core premium. Core premium represents California and Delaware business excluding the Brown & Brown dental program and hospital business. Non-core business represents other state business related to the Brown & Brown and hospital programs including those in California. The following table summarizes by core and non-core business the underwriting results of the direct healthcare liability insurance segment for the periods indicated.

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE	TOTAL

YEAR ENDED DECEMBER 31, 2002
Premiums written	$116,984	$21,917	$138,901

Premiums earned	$116,126	$47,393	$163,519
Losses and LAE incurred	105,852	91,604	197,456
Underwriting expenses	22,786	9,612	32,398

Underwriting loss	(12,512)	(53,823)	(66,335)
Loss and LAE ratio	91.2%	193.3%	120.8%
Underwriting ratio	19.6%	20.3%	19.8%
Combined ratio	110.8%	213.6%	140.6%
YEAR ENDED DECEMBER 31, 2001
Premiums written	$111,655	$56,945	$168,600

Premiums earned	$106,547	$49,895	$156,442
Losses and LAE incurred	112,024	108,287	220,311
Underwriting expenses	21,749	24,071	45,820

Underwriting loss	(27,226)	(82,463)	(109,689)
Loss and LAE ratio	105.2%	217.1%	140.8%
Underwriting ratio	20.4%	48.2%	29.3%
Combined ratio	125.6%	265.3%	170.1%
YEAR ENDED DECEMBER 31, 2000
Premiums written	$97,078	$80,625	$177,703

Premiums earned	$95,758	$53,646	$149,404
Losses and LAE incurred	65,505	63,802	129,307
Underwriting expenses	13,760	18,573	32,333

Underwriting gain (loss)	16,493	(28,729)	(12,236)
Loss and LAE ratio	68.4%	119.0%	86.6%
Underwriting ratio	14.4%	34.6%	21.6%
Combined ratio	82.8%	153.6%	108.2%

Core Business

Premiums written for the core business increased 4.8% and 15.0%, in 2002 and 2001, respectively, as average rate increases of 8.4% and 10.6% in 2002 and 2001, respectively, were partially offset by a decline in the number of insureds. Premiums earned in the core direct healthcare liability insurance business increased 9.0% and 11.3% in 2002 and 2001, respectively, primarily due to rate increases.

The loss ratio for 2002 was 91.2% compared to a loss ratio of 105.2% for 2001. The change in loss ratio reflected increases in average claim costs offset by a decline in the frequency of claims and the effect of the average rate increases on earned premiums. Losses and LAE increased significantly in 2001 from 2000 primarily due to smaller favorable developments in 2001 on prior-year reserves.

The expense ratio decreased from 20.4% in 2001 to 19.6% in 2002. The primary reason for the change was staff reductions implemented in April and November 2002. The underwriting expense ratio increased in 2001 primarily due to a larger proportion of the core business being written through general agencies, thus increasing commission expenses.

Non-Core Business

Premiums written decreased in 2002 to $21.9 million from $56.9 million in 2001 and $80.6 million in 2000. This resulted from significant average rate increases of 40% and 30% in 2001 and 2002, respectively, being offset by even more significant declines in the number of Brown & Brown insureds in 2002 from 2,997 at December 31, 2001, to 813 insureds at December 31, 2002. The increases in rates and the significant decline in insureds resulted from the Company’s remedial actions taken to mitigate the significant losses arising from this business. After March 6, 2003, no new or renewal business will be written in the non-core programs as the Company exists these markets. The decrease in written premium in 2001 was primarily the result of this decline in hospital writings. Premium earned in the non-core direct healthcare liability insurance business decreased as the Company began its withdrawal from states other than California and Delaware and its hospital program wound down in 2002 and 2001 and written premium declined.

The lower loss ratio in 2002 of 193.3% compared to 217.1% in 2001 is the result of the significant rate increases being offset by additional upward development in loss reserves for prior years of $16.4 million in 2002. Despite the significant rate increases taken in 2001, the loss ratio deteriorated significantly in 2001 from 2000 as adverse development of $21.2 million in 2001 from prior years began to emerge. This development related primarily to programs administered by the Brown & Brown agency. In addition, general increases in average claim costs continued to rise for the non-core business.

The underwriting expense ratio increased in 2001 versus 2000 as the Company expensed previously deferred acquisition costs in 2001 in light of the unprofitability of the non-core business. The underwriting expense ratio changed from 48.2% in 2001 to 20.3% in 2002. The primary reason for the change was the expense charge in 2001 of acquisition costs previously deferred and the impact of closing out of state offices.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated.

	Assumed Reinsurance Segment Underwriting Results
FOR THE YEAR ENDED DECEMBER 31	2002	2001	2000

Premiums written	$112,849	$112,207	$30,500

Premiums earned	$122,544	$79,493	$27,098
Underwriting expenses
Losses	107,680	64,539	23,295
WTC losses	15,380	19,623	—
Underwriting and other operating expenses	47,278	18,912	4,150

Underwriting loss	(47,794)	(23,581)	(347)
Loss ratio	100.4%	105.9%	86.0%
Expense ratio	38.6%	23.8%	15.3%
Combined ratio	139.0%	129.7%	101.3%

The Assumed Reinsurance Segment continued to expand in 2002. Premiums written increased 267% in 2001 as more and larger treaties were added to the portfolio. The 2002 written premium for the assumed reinsurance segment was essentially unchanged from 2001 as premiums were ceded under the GoshawK treaty in the fourth quarter 2002. Premiums earned increased to $122.5 million in 2002 from $79.5 million in 2001 and $27.1 million in 2000. The increase in earned premiums is primarily attributable to the increase in premiums written in 2001 and the beginning of 2002.

The loss ratio declined in 2002 to 100.4% from 105.9% in 2001. The year 2002 and 2001 loss ratios were impacted by 12.6 and 24.7 percentage points, respectively, because of the World Trade Center terrorist attack. The loss ratios without the effect of the World Trade Center terrorist attack were 87.8% and 81.2% for 2002 and 2001 respectively. This increase represents changes in 2002 to the initial estimates of loss ratios for prior years as more information became available and was reported to the Company.

The underwriting and other operating expense ratio was 38.6% in 2002 and 23.8% in 2001 and 15.3% in 2000. The underwriting and other operating expense ratio increased in 2001 over 2000 as commission rates rose as proportionately more business was written from Lloyd’s syndicates which generally have higher expense ratios. The underwriting and other operating expense ratio increased in 2002, primarily because of the GoshawK transaction expenses discussed below.

As a result of the Insurance Subsidiaries’ decline in statutory surplus in 2001 and the resulting impact on the capital adequacy ratios under the A.M. Best and NAIC capital adequacy models, the Company attempted to raise additional capital in the first half of 2002. Due to market conditions at that time, its capital raising efforts were unsuccessful. In the latter half of 2002, the Company focused on attaining a reinsurance agreement to retrocede the future written and earned premium after June 30, 2002, related to its assumed reinsurance business. This course of action culminated in the signing of a reinsurance agreement with a subsidiary of GoshawK in December 2002. This treaty cedes effectively all of the unearned premium and future reported premium after June 30, 2002, for the assumed business written for underwriting years 2001 and 2002 by the Company ($129.3 million in 2002 and approximately $63 million to be written in future periods.) This treaty relieves the Company of significant underwriting leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires GoshawK to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay GoshawK additional premium in excess of the base premium ceded of 14.3% or an estimated $27.5 million. The additional premium reduced 2002 earned premium by $18.5 million and will reduce 2003 earned premium by an estimated $9 million.

The GoshawK reinsurance treaty has both prospective and retroactive elements as defined in Financial Accounting Standards Board Statement (FASB) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as, as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract.

The retroactive accounting treatment required under FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contract. The charge related to the cession of the unearned premium as of July 1, 2002, and ceded premium written in the third quarter is included in operating expenses in the Assumed Reinsurance Segment. The charge and placement fees amounted to $18.4 million and was recorded in the fourth quarter 2002. The assumed reinsurance premiums written in the fourth quarter 2002 ceded to GoshawK has reduced premiums written for the segment with a corresponding reduction in premiums earned and net incurred losses.

Other Operations

Net investment income decreased $3.7 million or 10.2% to $32.2 million in 2002 from $35.9 million in 2001. This decrease is primarily a result in the decline in average rate of return from 5.2% in 2001 to 4.7% in 2002. 2001 net investment income increased approximately $1.7 million to $35.9 million from $34.2 million in 2000. This increase was a result of a 1.1% increase in average invested assets and a shift in investment mix from tax-exempt securities to higher-yielding taxable bonds in 2001. The average rate of return on invested assets was 5.1% and 5.2% in 2001 and 2000, respectively. The Company realized $18.9 million in capital gains in 2002 versus $5.7 million in 2001. This increased statutory capital for insurance regulatory purposes and improved the Insurance Subsidiaries’ risk-based capital ratios. During 2001, the Company realized $5.7 million of investment gains as compared to $0.4 million in realized investment losses in 2000.

The Company had an income tax benefit of $22.6 million in 2002 compared to a benefit of $32.9 million in 2001 and expense of $5.1 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During 2002, the Company had negative cash flow from operations of $24.5 million compared to positive cash flow of $33.4 million in 2001. The negative cash flow in 2002 was principally attributable to decreased premium written and increased loss payments on the non-core healthcare liability business and the GoshawK reinsurance agreement.

The Company invests its cash flow from operations in both fixed-maturity securities and equity securities. The Company’s current policy is to limit its investment in equity securities and its real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company’s portfolio of unaffiliated equity securities had a fair value of $34.2 million at December 31, 2002. The Company plans to continue its focus on taxable fixed-maturity securities for the indefinite future.

The Company maintains a portion of its investment portfolio in high-quality, short-term securities to meet short-term operating liquidity requirements, including the payment of losses and LAE. Short-term investments totaled $105.9 million, or 14.9% of invested assets, at December 31, 2002. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2003 without prior regulatory approval is approximately $15.6 million.

Common stock dividends paid to stockholders were $0.40 per share in 2002. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. The Company has declared a quarterly dividend of $0.10 per share, payable on March 31, 2003. Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company. As of December 31, 2002, SCPIE Holdings held cash and short-terms securities of $10.5 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the Insurance Subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months and beyond.

The Company had borrowings of $9.0 million outstanding at December 31, 2001, under a Credit Agreement with three bank lenders. On February 28, 2002, the Company fully repaid the outstanding balance, and the parties terminated the Credit Agreement. See “Note 8 to Consolidated Financial Statements.”

CONTRACTUAL COMMITMENTS

The Company has certain contractual obligations and commercial commitments principally for providing letters of credit in connection with its assumed reinsurance segment and for leasing office space for its headquarters and other regional offices. The table below presents the contractual payments due by period or expiration period for each obligation or commitment:

Contractual commitments as of December 31, 2002, are as follows:

	2003	2004	2005	2006	2007	Thereafter

	Payments Due by Period (in thousands)
Operating Leases	$2,991	$2,934	$3,006	$3,035	$3,177	$2,640

In November 2001, the Company arranged a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of December 31, 2002, letter of credit issuance under the facility was approximately $46.3 million. Securities of $50.1 million are pledged as collateral under the facility.

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

Loss and Loss Adjustment Expense Reserves

Unpaid losses and loss adjustment expenses are comprised of case reserves for known claims, incurred but not reported reserves for unknown claims and any potential development for known claims, and reserves for the cost of administration and settlement of both known and unknown claims. Such liabilities are established based on known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishing appropriate reserves is an inherently uncertain process; the ultimate liability may be in excess of or less than the amount provided. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made. The Company utilizes both its internal actuarial staff and independent actuaries in establishing its reserves. The Company does not discount its loss and loss adjustment expense reserves.

The Company had a growing volume of assumed reinsurance between 1999 and 2002. Assumed reinsurance is a line of business with an inherent volatility. Also in the absence of a historical data base of our own experience due to the newness of the program, greater reliance is placed on underwriting and industry information to estimate the appropriate loss reserves.

The assumed reinsurance business has exposure to losses from the events of September 11, 2001. Estimation of ultimate liabilities for this exposure is unusually difficult and thus subject to significantly greater than normal variation and uncertainty.

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

Based on actual results to date, the Company believes that loss and LAE reserve levels and the Company’s rate making process adequately incorporate the effects of inflation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The investment portfolio of the Company is subject to various market risk exposures, including interest rate risk, credit risk and equity price risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of fixed-maturity investments. Concentrations of credit risk with respect to fixed-maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

The Company invests its assets primarily in fixed-maturity securities, which at December 31, 2002, comprised 76.0% of total investments at market value. U.S. government and tax-exempt bonds represent 45.4% of the market values of fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 4.8% of total investments at market value. The other investment, which is comprised of a mutual fund investment that contains derivative financial instruments, accounts for 2.1% of total investments at market value. 14.9% of the investment portfolio consists of highly liquid short-term money market funds. The remaining 2.2% of investments consists of real estate leased to third parties.

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

The Company also holds an investment in a limited partnership, which invests in a portfolio of offshore hedge funds. The investment return depends on the performance of the portfolio, which includes both interest rate risk and credit risk. This investment had a value of $15.0 million at December 31, 2002.

The Company’s invested assets are subject to interest rate risk. The following table presents the effect on current estimated fair values of the fixed-maturity securities available for sale and common stocks assuming a 100-basis-point increase in market interest rates and a 10% decline in equity prices. The analysis excludes real estate and the other investment.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value At Adjusted Market Rates/Prices as Indicated Below

	(In Thousands)
December 31, 2002
Interest rate risk*
Fixed-maturity securities available for sale	$538,675	$538,675	$517,021
Equity price risk**
Common stocks	$34,237	$34,237	$30,814
December 31, 2001
Interest rate risk*
Fixed-maturity securities available for sale	$569,144	$569,144	$542,048
Equity price risk**
Common stocks	$29,098	$29,098	$26,188

*	Adjusted interest rates assume a 100-basis-point increase in market rates
**	Adjusted equity prices assume a 10% decline in market values

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and related notes, including supplementary data, are set forth in the “Index” on page 47 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is incorporated by reference to the section titled “Election of Directors” in the Company’s definitive proxy statement filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 15, 2003 (the Proxy Statement). Information regarding Executive Officers is set forth in Item 1 of Part I of this Form 10-K report under the caption “Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the “Index—Financial Statements and Financial Statement Schedule—Annual Report on Form 10-K” filed on page 56 of this Form 10-K report.

(a) (3) Exhibits:

NUMBER	DOCUMENT

2.

Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2	Amended and Restated Bylaws. (filed with the Company’s Quarterly Report on Form 10-Q on August 16, 1999 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement dated January 2, 2003, between SCPIE Management Company and Donald J. Zuk.

10.2	First Excess of Loss Treaty No. 01-95-0020 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.3	Second Excess of Loss Treaty No. 01-95-0021 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.4	Third Excess of Loss Treaty No. 01-95-0022 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.5	Fourth Excess of Loss Treaty No. 01-95-0599 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.6	Per Policy Excess of Loss Treaty No. 01-94-0365 with various subscribing reinsurers. (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

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

NUMBER	DOCUMENT

10.49	Quota Share Reinsurance Treaty No. 8493-00-0005-99-00 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on March 31, 2000 and incorporated herein by reference).

10.50	The SCPIE Holdings Inc. Employee Stock Purchase Plan. (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

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

10.55

First through Fifth Excess of Loss Agreement 8493-00/0009-00/01/02/03/04/05 with various subscribing reinsurers. (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.56	The 2001 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.57

Insurance Letters of Credit Agreement dated as of November 15, 2001 by and among Barclays Bank PLC and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company and American Healthcare Specialty Healthcare Company. (filed with the Company’s Annual Report on Form
10-K on April 1, 2002 and incorporated herein by reference).

10.58

Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001. (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.59

Amendment to Program Administrators Agreement dated as of March 6, 2002 by and between the Professional Programs Division of Brown & Brown, Inc., on the one hand, and SCPIE Indemnity Company and American Healthcare Indemnity Company, on the other hand. (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.60

First Amendment to the 2001 Amended and Restated Equity Participation Plan of the Company. (filed with the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders and incorporated herein by reference).

10.61	Employment Agreement dated May 1, 2002, by and between the Company and Timothy C. Rivers. (filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2002 and incorporated herein by reference).

10.62	Form of Incentive Stock Option Agreement under the 2001 Amended And Restated Equity Participation Plan of the Company.

10.63	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended And Restated Equity Participation Plan of the Company.

10.64	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company.

NUMBER	DOCUMENT

10.65	Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers.

10.66	First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers.

10.67	Placement Slip for First through Fourth Excess of Loss Reinsurance Treaty 8493-0009-01/2/3/4 with various subscribing reinsurers.

10.68	Deferred Compensation Agreement dated as January 1, 2001, by and between SCPIE Management Company and Donald P. Newell.

10.69	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000.

10.70	Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited.

10.71	Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited.

10.72	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company.

23.1	Consent of independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DONALD J. ZUK Donald J. Zuk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/S/ ROBERT B. TSCHUDY Robert B. Tschudy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/S/ EDWARD G. MARLEY Edward G. Marley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2003

/S/ MITCHELL S. KARLAN, M.D. Mitchell S. Karlan, M.D.	Chairman of the Board and Director	March 28, 2003

/S/ JACK E. MCCLEARY, M.D. Jack E. McCleary, M.D.	Director and Treasurer	March 28, 2003

/S/ WILLIS T. KING, JR. Willis T. King, Jr.	Director	March 28, 2003

/S/ LOUIS H. MASOTTI, PHD. Louis H. Masotti, Phd.	Director	March 28, 2003

/S/ CHARLES B. MCELWEE, M.D. Charles B. McElwee, M.D.	Director	March 28, 2003

/S/ WENDELL L. MOSELEY, M.D. Wendell L. Moseley, M.D.	Director	March 28, 2003

/S/ DONALD P. NEWELL Donald P. Newell	Director	March 28, 2003

/S/ HARRIET M. OPFELL, M.D. Harriet M. Opfell, M.D.	Director	March 28, 2003

SIGNATURE	TITLE	DATE

/S/ WILLIAM A. RENERT, M.D. William A. Renert, M.D.	Director	March 28, 2003

/S/ HENRY L. STOUTZ, M.D. Henry L. Stoutz, M.D.	Director	March 28, 2003

/S/ REINHOLD A. ULLRICH, M.D. Reinhold A. Ullrich, M.D.	Director	March 28, 2003

/S/ RONALD H. WENDER, M.D. Ronald H. Wender, M.D.	Director	March 28, 2003

CERTIFICATIONS

I, Donald J. Zuk, certify that:

1.	I have reviewed this annual report on Form 10-K of SCPIE Holdings Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/    DONALD J. ZUK

Donald J. Zuk

Chief Executive Officer

I, Robert B. Tschudy, certify that:

1.	I have reviewed this annual report on Form 10-K of SCPIE Holdings Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/    ROBERT B. TSCHUDY

Robert B. Tschudy

Chief Financial Officer

SCPIE HOLDINGS INC.

ITEM 15(d) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ANNUAL REPORT ON FORM 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

SCPIE Holdings Inc.

We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at item 15(d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

Los Angeles, California

February 20, 2003

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

DECEMBER 31,	2002	2001

ASSETS
Securities available for sale (Note 2):
Fixed-maturity investments, at fair value (amortized cost: 2002—$523,516; 2001—$565,225)	$538,675	$569,144
Equity investments, at fair value (cost: 2002—$29,758; 2001—$29,744)	34,237	29,098

Total securities available for sale	572,912	598,242
Other investments	15,000	14,928
Real estate	15,407	15,766
Short-term securities	105,942	84,989

Total investments	709,261	713,925
Cash	9,845	10,162
Accrued investment income	8,157	8,673
Premiums receivable	117,335	82,490
Reinsurance recoverables (Note 4)	153,589	79,248
Deferred policy acquisition costs	6,858	19,465
Federal income taxes receivable	10,944	11,558
Deferred federal income taxes, net (Note 5)	32,356	36,661
Property and equipment, net	5,305	6,839
Other assets	10,116	8,625

Total assets	$1,063,766	$977,646

LIABILITIES
Reserves:
Losses and loss adjustment expenses (Note 3)	$650,671	$576,636
Unearned premiums	67,556	101,868

Total reserves	718,227	678,504
Bank loan payable (Note 8)	—	9,000
Amounts held for reinsurance	87,701	—
Other liabilities	30,672	30,754

Total liabilities	836,600	718,258
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2002—9,333,807 shares outstanding 2001—9,318,066 shares outstanding	1	1
Additional paid-in capital	37,805	37,803
Retained earnings	280,609	322,734
Treasury stock, at cost (2002—2,958,284 shares and 2001—2,974,025 shares)	(98,830)	(98,983)
Stock subscription notes receivable	(3,592)	(4,050)
Accumulated other comprehensive income	11,173	1,883

Total stockholders’ equity	227,166	259,388

Total liabilities and stockholders’ equity	$1,063,766	$977,646

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

FOR THE YEAR ENDED DECEMBER 31,	2002	2001	2000

REVENUES
Premiums earned (Note 4)	$286,063	$235,935	$176,502
Net investment income (Note 2)	32,231	35,895	34,152
Realized investment gains (losses) (Note 2)	18,910	5,707	(400)
Equity in earnings from affiliates	750	1,327	880
Other revenue	1,280	875	1,122

Total revenues	339,234	279,739	212,256
EXPENSES
Losses and loss adjustment expenses (Note 3)	320,516	304,473	152,602
Underwriting and other operating expenses (Note 1 and Note 4)	79,676	64,732	36,483
Interest expenses	66	1,416	780

Total expenses	400,258	370,621	189,865

Income (loss) before federal income tax expense (benefit)	(61,024)	(90,882)	22,391
Federal income tax expense (benefit) (Note 5)	(22,642)	(32,906)	5,120

Net income (loss)	$(38,382)	$(57,976)	$17,271

Basic earnings (loss) per share of common stock (Note 11)	$(4.12)	$(6.22)	$1.84
Diluted earnings (loss) per share of common stock (Note 11)	$(4.12)	$(6.22)	$1.84

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

Balance at December 31, 1999	$1	$36,386	$370,923	$(93,796)	$(4,050)	$(14,764)	$294,700
Net income			17,271				17,271
Comprehensive income for unrealized gains on securities, net of reclassification adjustments of $1,027 for losses included in net income						13,236	13,236

Comprehensive income							30,507
Purchase of treasury stock				(5,095)			(5,095)
Treasury stock reissued				186			186
Cash dividends			(3,757)				(3,757)

Balance at December 31, 2000	1	36,386	384,437	(98,705)	(4,050)	(1,528)	316,541
Net loss			(57,976)				(57,976)
Comprehensive income for unrealized gains on securities, net of reclassification adjustments of $714 for gains included in net income						4,110	4,110
Change in minimum pension liability, net of applicable income taxes of $376						(699)	(699)

Comprehensive loss							(54,565)
Purchase of treasury stock				(278)			(278)
Cash dividends			(3,727)				(3,727)
Other		1,417					1,417

Balance at December 31, 2001	1	37,803	322,734	(98,983)	(4,050)	1,883	259,388
Net loss			(38,382)				(38,382)
Comprehensive income for unrealized gains on securities, net of reclassification adjustments of $14,567 for gains included in net income						9,551	9,551
Change in minimum pension liability, net of applicable income taxes of $306						(569)	(569)
Unrealized foreign currency gain						308	308

Comprehensive loss							(29,092)
Treasury stock reissued				153			153
Cash dividends			(3,743)				(3,743)
Stock subscription notes					458		458
Other		2					2

Balance at December 31, 2002	$1	$37,805	$280,609	$(98,830)	$(3,592)	$11,173	$227,166

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

FOR THE YEAR ENDED DECEMBER 31,	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$(38,382)	$(57,976)	$17,271
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	5,207	4,545	3,761
Provision (benefit) for deferred federal income taxes	(11,928)	(21,546)	1,501
Realized investment (gains) losses	(18,910)	(5,707)	400
Equity in earnings of affiliates	(750)	(1,327)	(880)
Changes in operating assets and liabilities:
Accrued investment income	516	634	(227)
Premiums receivable	(34,845)	(36,119)	(5,873)
Reinsurance recoverables	(74,341)	(34,787)	4,855
Deferred policy acquisition costs	12,607	(1,341)	(8,057)
Federal income tax receivable	614	(11,558)	—
Losses and loss adjustment expense reserves	74,035	143,095	(16,323)
Unearned premiums	(34,312)	44,872	10,856
Amounts held for reinsurance	87,701	—	—
Other assets	8,402	465	2,067
Other liabilities	(82)	10,186	(6,853)

Net cash provided by (used in) operating activities	(24,468)	33,436	2,498
INVESTING ACTIVITIES
Purchases—fixed maturities	(731,898)	(480,444)	(313,082)
Sales—fixed maturities	784,220	474,571	300,703
Maturities—fixed maturities	4,914	12,197	11,575
Purchases—equities	(502)	(17,500)	—
Sales—equities	500	27	8,266
Change in short-term investments, net	(20,953)	(538)	(11,548)

Net cash provided by (used in) investing activities	36,281	(11,687)	(4,086)
FINANCING ACTIVITIES
Proceeds from bank loan	—	—	18,000
Repayment of bank loan	(9,000)	(18,000)	(4,000)
Purchase of treasury stock, net and repayment of stock subscription notes	613	(278)	(5,095)
Cash dividends	(3,743)	(3,727)	(3,757)

Net cash provided by (used in) financing activities	(12,130)	(22,005)	5,148

Increase (decrease) in cash	(317)	(256)	3,560
Cash at beginning of year	10,162	10,418	6,858

Cash at end of year	$9,845	$10,162	$10,418

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its direct and indirect wholly owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC), SCPIE Underwriting Limited (SUL) and SCPIE Management Company (SMC), collectively, the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

In 1999, the Company formed an assumed reinsurance division and rapidly expanded this operation. In December 2002, the Company retroceded most of its assumed reinsurance business, as it no longer was considered part of the Company’s core business, and the Company began refocusing on its core business of Healthcare Liability Insurance. This retrocession was placed with a subsidiary of GoshawK Insurance Holdings plc (GoshawK).

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

FOREIGN OPERATIONS

SUL, a corporate member of Lloyd’s of London (Lloyd’s), commenced operations in January 2001 as a member of two Lloyd’s underwriting syndicates. In 2002, the Company provided capital in support of three syndicates. The Company reports this subsidiary’s operations on a one-quarter lag.

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

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains and losses, and declines in value judged to be other-than-temporary are recorded in realized investment gains (losses). The cost of securities sold is based on the specific identification method.

The Company has no securities classified as “held to maturity” or “trading” as defined in FASB No. 115, Accounting for Certain Investments in Debt and Equity Investments.

Other Investment—The other investment consists of an interest in a diversified portfolio of offshore hedge funds, managed accounts and other professionally managed funds that pursue non-traditional investment strategies, e.g., futures, options, forward exchange contracts and other derivative instruments. The Company does not take part in the management or control of the business of these funds and is not personally liable for any debt or obligation of the funds beyond its investment. The investment return on the Company’s investment depends on the performance of the underlying portfolio of funds. This investment is stated at fair value and the change in value is reported in net investment income. At December 31, 2002 and 2001, the Company was not a direct party to any other derivative instruments.

Short-term investments are carried at cost, which approximates fair value. The cost of securities sold is based on the specific identification method.

Investments in 20% to 50%-owned affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method.

Real Estate—The Company’s former home office headquarters, is recorded at cost and depreciated principally under the straight-line method over the useful life of the buildings. Accumulated depreciation at December 31, 2002 and 2001 was $4.1 million and $3.8 million respectively. In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for new Company headquarters. The lease is for a term of 10 years and the Company moved its headquarters and principal operations to this space in March 1999.

During 2002 and 2001, both former headquarters buildings were leased entirely to third parties. These leases expire on April 30, 2005, and November 30, 2005, with no provisions for renewal. Future minimum rentals are $1.8 million for each of the years 2003 through 2004 and $1.1 million for year 2005.

DEFERRED POLICY ACQUISITION COSTS

Costs of acquiring insurance business that vary with and are primarily related to the production of such business are deferred and amortized ratably over the period the related premiums are recognized. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs.

	2002	2001	2000

	(In Thousands)
Balance at beginning of year	$19,465	$18,124	$10,067
Costs deferred	20,003	47,505	27,581
Costs amortized	(32,610)	(46,164)	(19,524)

Balance at end of year	$6,858	$19,465	$18,124

As the Company has reduced its assumed reinsurance operations and operations in other states through brokerage relationships, the corresponding commissions and fronting fee arrangements have resulted in an overall decrease in acquisition costs during 2002. The Company accelerated the amortization of certain acquisition costs in 2002 based on the adequacy of the corresponding premium in accordance with Financial Accounting Standards Board Statement (FASB) No. 60, Accounting and Reporting by Insurance Enterprises.

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years. Property and equipment consist of the following:

DECEMBER 31,	2002	2001

	(In Thousands)
Leasehold improvements	$5,445	$5,256
Furniture and equipment	7,154	7,271

	12,599	12,527
Accumulated depreciation	(7,294)	(5,688)

Property and equipment, net	$5,305	$6,839

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of fixed-maturity investments. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

Ceded reinsurance is placed with a number of individual companies and syndicates at Lloyd’s of London to avoid concentration of credit risk. For the year ended December 31, 2002, approximately 96% of total ceded reinsurance premiums written were placed with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A- or better, including 70% with GoshawK Re, 6% with Lloyd’s of London syndicates and 12% with Hannover Ruckversicherungs. The remaining 12% of reinsurance premiums paid was placed among other reinsurers including Converium Re Insurance and National Indemnity, which represent 8% of ceded reinsurance premium. The amounts due from GoshawK are collateralized by a trust account (funds held).

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STOCK-BASED COMPENSATION

As of December 31, 2002, the Company has a stock-based employee and nonemployee compensation plan more fully described in Note 10.

The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. No stock-based compensation costs are included in the statements of operations, as all options granted had an exercise price of the Company’s employee stock options equal to the market price of the underlying stock on the dates of grant.

NEW ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step required the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeded the carrying value, no impairment loss was recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of this unit might have been impaired. The amount, if any, of the impairment would then be measured in the second step.

In connection with adopting this standard as of January 1, 2002, the Company completed step one of the test for impairment utilizing a discounted cash flow model, which indicated that the fair values exceeded their carrying value. Therefore, no impairment has been recognized.

The Company’s only intangible asset is goodwill of approximately $5 million, which is no longer subject to amortization.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changes the criteria that have to be met to classify an asset as held-for-sale, extends the reporting of discontinued operations to all components of an entity, and requires expected future operating losses from discounted operations to be recorded in the period in which the losses are incurred, rather than as of the date management commits to a formal plan to dispose of a segment as previously required. The Company adopted SFAS No. 144 on December 1, 2001. There was no material effect upon adoption of this statement.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a significant effect on the Company’s financial results.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    INVESTMENTS

The Company’s investments in available-for-sale securities are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(In Thousands)
December 31, 2002
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$234,424	$10,384	$4	$244,804
Mortgage-backed and asset-backed	63,293	1,041	48	64,286
Corporate	225,799	4,482	696	229,585

Total fixed-maturity securities	523,516	15,907	748	538,675
Common stocks	29,758	4,581	102	34,237

Total	$553,274	$20,488	$850	$572,912

December 31, 2001
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$175,608	$3,076	$966	$177,718
State, municipalities and political subdivisions	126,431	1,387	1,302	126,516
Mortgage-backed and asset-backed	73,332	715	374	73,673
Corporate	189,854	2,781	1,398	191,237

Total fixed-maturity securities	565,225	7,959	4,040	569,144
Common stocks	29,744	1,463	2,109	29,098

Total	$594,969	$9,422	$6,149	$598,242

The fair values of fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values of equity securities are based on quoted market prices.

The amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2002, are summarized by stated maturities as follows:

	AMORTIZED COST	FAIR VALUE

	(In Thousands)
Years to maturity:
One or less	$16,568	$16,850
After one through five	231,947	236,688
After five through ten	202,380	210,680
After ten	9,328	10,171
Mortgage-backed and asset-backed securities	63,293	64,286

Totals	$523,516	$538,675

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

Major categories of the Company’s investment income are summarized as follows:

YEAR ENDED DECEMBER 31,	2002	2001	2000

	(In Thousands)
Fixed-maturity investments	$31,993	$31,771	$32,355
Equity investments	109	238	534
Other	2,312	6,266	3,684

Total investment income	34,414	38,275	36,573
Investment expenses	2,183	2,380	2,421

Net investment income	$32,231	$35,895	$34,152

Realized gains and losses from sales of investments are summarized as follows:

YEAR ENDED DECEMBER 31,	2002	2001	2000

	(In Thousands)
Fixed-maturity investments:
Gross realized gains	$22,484	$8,870	$3,147
Gross realized losses	(3,526)	(3,165)	(3,376)

Net realized gains (losses) on fixed-maturity investments	18,958	5,705	(229)
Equity investments:
Gross realized gains	—	6	—
Gross realized losses	(48)	(4)	(171)

Net realized gains (losses) on equity investments	(48)	2	(171)

Total net realized gains (losses)	$18,910	$5,707	$(400)

The change in the Company’s unrealized appreciation (depreciation) on fixed-maturity securities was $11.2 million, $4.8 million and $21.9 million for the years ended December 31, 2002, 2001 and 2000, respectively; the corresponding amounts for equity securities were $4.4 million, $0.9 million and $1.5 million.

At December 31, 2002, the Company’s investments in fixed-maturity securities with a fair value of $8.9 million were on deposit with state insurance departments to satisfy regulatory requirements.

No investment in any person or its affiliates exceeded 10% of the Company’s stockholders’ equity at December 31, 2002.

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 2002, 2001 and 2000.

	2002	2001	2000

	(In Thousands)
Reserve for losses and LAE, net of related reinsurance recoverable, at beginning of year	$502,390	$393,389	$404,857
Reclassification of reinsurance contract	—	3,840	—
Provision for losses and LAE for claims occurring in the current year, net of reinsurance	303,296	290,649	194,717
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	17,220	13,824	(42,115)

Incurred losses during the year, net of reinsurance	320,516	304,473	152,602

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	47,258	36,006	15,181
Prior years	210,907	155,626	148,889

	258,165	191,632	164,070

Reserve for losses and LAE, net of related reinsurance recoverable, at end of year	564,741	502,390	393,389
Reinsurance recoverable for losses and LAE, at end of year	85,930	74,246	40,152

Reserves for losses and LAE, gross of reinsurance recoverable, at end of year	$650,671	$576,636	$433,541

The increase during 2002 and 2001 in estimated losses and LAE for claims occurring in prior years was primarily attributable to the significant adverse loss experience encountered during 2002 and 2001 in the assumed reinsurance and the non-core direct healthcare liability insurance business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

Effective January 1, 1998, the Company entered into a facultative quota share reinsurance contract. The contract represents a percentage share retrocession of an adverse loss development contract of underlying medical malpractice risks written on or prior to December 31, 1997. Premiums were collected during 1998 through 2000. The contract is subject to a maximum limit and remains in force until 2023 or earlier provided the obligations under the contract have been fully satisfied. Based on the Company’s reevaluation of the contract provisions, beginning 2001 the Company reclassified $3.8 million of assumed premiums and corresponding losses recorded in prior periods to deposit reinsurance in accordance with FASB No. 113. This reclassification had no impact on net income for 2002 and 2001.

NOTE 4.    REINSURANCE

Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. These reinsurance agreements provide the Company with increased capacity to write additional risks and maintain its

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect of reinsurance on premiums written and earned are as follows:

YEAR ENDED DECEMBER 31,	2002		2001		2000

	WRITTEN	EARNED	WRITTEN	EARNED	WRITTEN	EARNED
Direct	$161,656	$184,014	$180,979	$168,467	$180,634	$155,838
Assumed	174,436	155,902	139,820	95,899	39,848	33,314
Ceded	84,342	53,853	39,992	28,431	12,279	12,650

Net premiums	$251,750	$286,063	$280,807	$235,935	$208,203	$176,502

Reinsurance ceded reduced loss and loss adjustment expenses incurred by $35.8 million, $46.8 million and $1.1 million in 2002, 2001 and 2000 respectively. Reinsurance ceded also reduced loss and loss adjustment expense reserves by $85.9 million, $74.2 million and $40.2 million in 2002, 2001 and 2000 respectively. Reinsurance ceded reduced losses and loss adjustment expenses paid by $24.1 million, $12.7 million and $4.1 million in 2002, 2001 and 2000, respectively.

For 2000, the Company consolidated several treaties into a program in which the Company retained the first $2.0 million of losses and allocated loss adjustment expenses (LAE) per incident and reinsured the excess losses and LAE per incident up to $70.0 million. For 2001 and 2002, the Company retained the first $1.25 million and $2.0 million of losses and LAE per incident for physician coverage and hospital coverage, respectively, and reinsured the excess losses and LAE per incident up to $50.0 million.

In 1999, the Company formed an assumed reinsurance division and rapidly expanded this operation. In December 2002, the Company retroceded most of its assumed reinsurance business, as it no longer was considered part of the Company’s core business, and the Company began refocusing on its core business of healthcare liability insurance. In December 2002, SCPIE Indemnity and its two wholly owned insurance subsidiaries, AHI and AHSIC, entered into a reinsurance agreement with GoshawK whereby they ceded the majority of the written and earned premium related to their assumed reinsurance program after July 1, 2002. The GoshawK agreement covers the 2001 and 2002 underwriting years of the assumed business. Premiums to be ceded under this agreement are estimated to be $192 million of written and unearned premiums ($129.3 million in 2002 and $63 million in 2003) and $192 million in earned premium ($71.4 million in 2002, $99 million in 2003, and $22 million in 2004). In consideration of the premium ceded, the reinsurer will reimburse the Companies for losses occurring after June 30, 2002, on an unlimited basis and their direct acquisition costs. Losses related to premiums earned prior to July 1, 2002, remain the responsibility of the Company. This includes losses related to the World Trade Center terrorist attack.

The GoshawK reinsurance agreement has both prospective and retroactive elements as defined in Financial Accounting Standards Board Statement (FASB) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as,

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential upward development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract.

The retroactive accounting treatment required under FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses ceded under the contract. The charge related to the cession of the unearned premium as of July 1, 2002, and ceded premium written in the third quarter is included in operating expenses in the Assumed Reinsurance Segment. This charge amounted to $18.4 million and was recorded in the fourth quarter 2002. The assumed reinsurance premium written in the fourth quarter 2002 ceded to GoshawK has been included in net premium written for the segment with a corresponding reduction in net earned premium and net incurred losses.

In addition to the basic premium ceded to the reinsurer, the GoshawK agreement calls for an additional premium to be ceded of 14.3% of the basic premium. The additional premium under the agreement is expensed as the basic premium is ceded. Accordingly, $18.5 million was expensed in 2002 related to the additional premium. The additional premium obligation is collateralized by securities. The reinsurance agreement is on a 100% funds withheld basis and balances due to the reinsurer are held in a trust account for the benefit of the Companies. As of December 31, 2002, $11.9 million in assets were in trust securing net amounts due under the reinsurance agreement. In addition to the preceding terms, the Company receives 1.5% expense reimbursement or administrative expenses. Further, the agreement contains a profit-sharing provision, which states that the Company will receive 50% of the profits of the ceded reinsurance (not including the additional premium paid) when the combined ratio for the basic ceded is below 100.

In November 1996, the Company entered into a six-year agreement with a third party whereby the Company provided a $5.0 million letter of credit in exchange for future gains or losses based on the underwriting index of a reinsurance portfolio. In July 2001, the Company entered into an amended agreement, extending the agreement three years and providing an additional $5.0 million secured by a letter of credit bringing its notional amount up to $10.0 million. In August 2002, the Company exercised its right to terminate its participation in the agreement and settle its losses (which included losses associated with the September 11, 2001, WTC events) for $5.8 million. The Company had previously recorded an $8.5 million charge as an adjustment to assumed premiums earned as of December 31, 2001.

NOTE 5.    FEDERAL INCOME TAXES

The components of the federal income tax provision (benefit) in the accompanying consolidated statements of operations are summarized as follows:

YEAR ENDED DECEMBER 31,	2002	2001	2000

	(In Thousands)
Current	$(10,714)	$(11,360)	$3,619
Deferred	(11,928)	(21,546)	1,501

Total	$(22,642)	$(32,906)	$5,120

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

YEAR ENDED DECEMBER 31,	2002	2001	2000

	(In Thousands)
Federal income tax (benefit) at 35%	$(21,358)	$(31,809)	$7,837
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,557)	(2,597)	(3,194)
Dividends received deduction	(70)	—	(56)
Goodwill	—	210	210
Other	343	1,290	323

Total federal income tax expense (benefit)	$(22,642)	$(32,906)	$5,120

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

DECEMBER 31,	2002	2001

	(In Thousands)
Deferred tax assets:
Discounting of loss reserves	$21,116	$27,036
Unearned premium	2,674	7,131
Net operating loss carryforward	16,819	10,076
Other	466	376

Total deferred tax assets	41,075	44,619
Deferred tax liabilities:
Deferred acquisition costs	1,890	6,813
Unrealized investment gains	6,829	1,145

Total deferred tax liabilities	8,719	7,958

Net deferred tax assets	$32,356	$36,661

The Company is required to establish a “valuation allowance” for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the net deferred tax asset and, therefore, no such valuation allowance has been established.

Federal income taxes recovered in 2002 were $20.9 million. Federal income taxes paid during 2001 and 2000 were $1.0 million and $1.1 million, respectively.

At December 31, 2002, the Company had a net operating loss carryforward of $49.5 million for income tax purposes that expires in 2021. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 became law. The new law allows tax losses incurred in 2001 and 2002 to be carried back five years instead of the two years allowed under prior law. As a result of this law change, the Company was able to recoup an additional approximate $8 million of taxes paid in the three years ended December 31, 1998 on its 2001 tax return.

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    STATUTORY ACCOUNTING PRACTICES

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The statutory financial statements, for the Company’s insurance subsidiaries, are completed in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures manual, version effective January 1, 2002 (NAIC SAP). The NAIC SAP was fully adopted by the Arkansas, California and Delaware Departments of Insurance. The principal differences between financial statement net income and statutory net income are due to policy acquisition costs, which are deferred under GAAP but expensed for statutory purposes. Policyholders’ surplus and net income, for the Company’s insurance subsidiaries, as determined in accordance with statutory accounting practices, are summarized as follows:

DECEMBER 31,	2002	2001	2000

	(In Thousands)
Statutory net income (loss) for the year ended	$(23,164)	$(83,268)	$14,050
Statutory capital and surplus at year end	155,785	181,916	249,261

As of January 1, 2001, certain changes in accounting principles were adopted to conform to the new provisions of NAIC SAP. The cumulative effect of changes in accounting principles was reported as an adjustment to statutory capital and surplus. As a result of these changes, the Company reported a change of accounting principle that increased statutory capital and surplus by $10.9 million due primarily to the recognition of deferred tax assets.

Generally, the capital and surplus of the Company’s insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. At December 31, 2002, the amount of dividends available to SCPIE Holdings from its insurance subsidiaries during 2003 not limited by such restrictions is approximately $15.6 million.

NOTE 7.    BENEFIT PLANS

The Company has a 401(k) defined contribution plan and a noncontributory defined benefit plan, which provide retirement benefits to all its employees. In 2002, under the 401(k) plan, the Company contributed a 200% matching contribution based on the first 3% of employees’ compensation plus a discretionary contribution of 1% of employee’s compensation. The contribution expense for the 401(k) plan was $903,000, $902,000 and $760,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Effective December 31, 2000, the Company’s defined benefit pension plan was amended to freeze accrued benefits for all active participants. Participants in the defined benefit pension plan continue to accrue service for vesting purposes only. Effective January 1, 2001, no future employees were eligible to participate in the plan.

Also effective December 31, 2000, the Company amended its nonqualified supplemental plan. The participation requirements were modified to exclude all employees not specifically designated by the plan sponsor and the minimum age to participate in the plan was modified to age 45. As of December 31, 2002, the nonqualified supplemental plan was comprised of five active plan participants.

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net pension expense (income) for these plans consists of the following components:

	Qualified Plan			Supplemental Plan
YEAR ENDED DECEMBER 31,	2002	2001	2000	2002	2001	2000

	(In Thousands)
Service cost	$—	$—	$483	$272	$199	$141
Interest cost	273	268	298	259	226	308
Actual return on plan assets	(257)	(276)	(293)	—	—	—
Amortization of:
Transition asset	(4)	(4)	(4)	—	—	—
Prior service cost	—	—	(1)	84	84	84
Actuarial loss (gain)	40	—	(44)	16	—	11
Curtailment loss (gain)	—	—	(710)	—	—	481

Net pension expense (income)	$52	$(12)	$(271)	$631	$509	$1,025

The following table sets forth the funding status of the plan:

	Qualified Plan	Supplemental Plan
DECEMBER 31,	2002	2002

	(In Thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$4,125	$3,558
Service cost	—	272
Interest cost	273	259
Effect of settlement	—	—
Actuarial loss	137	207
Gross benefits paid	(97)	—

Net benefit obligation at end of year	$4,438	$4,296

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,158	$—
Actual loss on plan assets	(400)	—
Employer contributions	235	—
Gross benefits paid	(97)	—

Fair value of plan assets at end of year	2,896	—

Funded status (underfunded)	$(1,542)	$(4,296)
Unrecognized actuarial (gain) loss	1,840	607
Unrecognized prior service cost (benefit)	—	92
Unrecognized net transition asset	(8)	—

Accrued pension expense	$290	$(3,597)

Amounts recognized in the statement of financial position consists of
Prepaid benefit cost	$290	$—
Accrued benefit liability	—	(3,597)
Additional minimum liability	(1,832)	(119)
Intangible asset	—	92
Accumulated other comprehensive income	1,832	27

Net amount recognized	$290	$(3,597)

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Plan			Supplemental Plan
DECEMBER 31,	2002	2001	2000	2002	2001	2000

Weighted-average assumptions
Discount rate	6.5%	7.0%	7.5%	6.5%	7.0%	7.5%
Expected return on plan assets	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	N/A	N/A	5.0%	5.0%	5.0%	5.0%

During 1999, the Company implemented the Director and Senior Management Stock Purchase Plan. The directors and senior managers purchased a total of 145,000 shares of common stock under this plan. The eligible participants executed promissory notes in the aggregate amount of $4.1 million to fund this purchase. As of December 31, 2002, $458,000 of the promissory notes has been repaid.

The Company’s Employee Stock Purchase Plan, effective January 1, 2000, offers eligible employees the opportunity to purchase shares of SCPIE Holdings Inc. common stock through payroll deductions.

NOTE 8.    BANK LOAN PAYABLE

On May 25, 2000, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. The Credit Agreement, as amended, allowed the Company borrowings up to $40 million from time to time, subject to certain conditions. Under the Credit Agreement, the interest rate (2.755% and 7.378% at December 31, 2001 and 2000 respectively) was based upon fluctuations in the London InterBank Offered Rate (LIBOR). Borrowings outstanding at December 31, 2001 and 2000, were $9.0 million and $27.0 million, respectively. All amounts outstanding under the Credit Agreement were paid during February 2002, and the agreement was terminated effective February 28, 2002. Interest paid was $0.1 million, $1.4 million and $0.7 million in 2002, 2001 and 2000, respectively.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered a lease covering approximately 95,000 square feet of office space for the Company headquarters. The lease has escalating payments over a term of 10 years ending 2009 with options to renew for an additional 10 years. Occupancy expense for the years ended December 31, 2002, 2001 and 2000 was $3.5 million, $3.5 million and $3.6 million, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2002 (in thousands):

2003	$2,991
2004	2,934
2005	3,006
2006	3,035
2007	3,177
Thereafter	2,640

Total minimum lease payments	$17,783

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

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Between January 1, 2000, and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical. HIG has advised the Company that at December 31, 2002, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $50.6 million and had established case loss reserves of $18.6 million, net of reinsurance. Incurred but not reported losses are expected to emerge; however, the amount cannot be reasonably determined at this time. If the HIG insurance company subsidiaries are declared insolvent at some future date by a court of competent jurisdiction and are unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date, and the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of the HIG insurance company subsidiaries. The Company would also be subrogated to the rights of the policyholders as creditors of the HIG insurance company subsidiaries.

In a court document dated October 31, 2002, in connection with a bankruptcy petition for the HIG and non-insurance subsidiaries, HIG, disclosed that the insurance subsidiaries had combined policyholder surplus of approximately $41 million at December 31, 2001. In addition, the court document included projections of HIG’s insurance subsidiaries for the next five years which project that they would continue to meet their obligations to their policyholders. HIG’s insurance subsidiaries are currently in voluntary liquidation and under close supervision by the state insurance departments involved. The ultimate impact on the HIG insurance company subsidiaries of regulatory action, if any, is not currently determinable, but could be significant.

In November 2001, the Company arranged a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of December 31, 2002, letter of credit issuance under the facility was approximately $46.3 million. Securities of $50.1 million are pledged as collateral under the facility.

In the third quarter of 2002, the Company received a notice of assessment from the California Franchise Tax Board (FTB) for 1997, 1998, 1999 and 2000 in the total amount of $15.4 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessment is the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals Decision in Ceridian v. Franchise Tax Board, challenges the exclusion from the California income tax of dividends received by holding companies from their insurance company subsidiaries during the tax years ended on or after December 1, 1997. The assessed amounts, if paid, may be offset, in part, by federal tax benefits. The Company has protested these assessments and while the Company intends to vigorously protest the current and any future assessments, there can be no assurance as to the ultimate outcome of these protests.

NOTE 10.    STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, the 2001 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (the Plan), which provides for grants of stock options to key employees and nonemployee directors of the Company.

The aggregate number of options for common shares issued and issuable under the Plan is limited to 1,700,000. All options granted have 10-year terms and vest over various future periods.

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock-option activity and related information follows:

	2002		2001		2000
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Options outstanding at beginning of year	1,211,490	$23.48	608,690	$30.71	466,390	$29.97
Granted during year	80,000	15.74	629,000	16.76	180,400	32.40
Exercised during year	—	—	—	—	—	—
Forfeited during year	147,730	24.03	26,200	30.34	38,100	29.74

Options outstanding atend of year	1,143,760	$22.87	1,211,490	$23.48	608,690	$30.71

Information about stock options outstanding at December 31, 2002, is summarized as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

Range of Exercise Prices:
$ 5.10—$12.90	5,000	9.49	$9.00	—	—
$16.70—$19.32	637,800	8.85	16.76	187,267	$16.77
$24.25—$36.50	500,960	6.01	30.79	461,664	30.61

Options outstanding at end of year	1,143,760	7.60	22.89	648,931	26.62

The following table illustrates the effect on net income (loss) and earnings per share if the Company applied the fair value recognition provision FASB Statement No. 123 Accounting of Stock-Based Compensation:

	2002	2001	2000
Net income (loss) as reported	$(38,382)	$(57,976)	$17,271

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(1,102)	(1,865)	(1,425)

Pro forma net income (loss)	$(39,484)	$(59,841)	$15,846
Earnings (loss) per share
—Basic—as reported	$(4.12)	$(6.22)	$1.84
—Basic—proforma	$(4.24)	$(6.42)	$1.70
—Diluted—as reported	$(4.12)	$(6.22)	$1.84
—Diluted—proforma	$(4.24)	$(6.42)	$1.70

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 3.5% to 6.1%; dividend yields ranging from 0.66% to 1.14%; volatility factors of the expected market price of the Company’s common stock ranging from .273 to .871; and a weighted average expected life of the options ranging from three to five years.

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In management’s opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of nontransferable employee stock options with vesting restrictions.

NOTE 11.    EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share as of and for the years ended:

DECEMBER 31,	2002	2001	2000

	(In Thousands, Except Per–Share Data)
Numerator:
Net income (loss)	$(38,382)	$(57,976)	$17,271
Numerator for:
Basic earnings (loss) per share of common stock	$(38,382)	$(57,976)	$17,271
Diluted earnings (loss) per share of common stock	$(38,382)	$(57,976)	$17,271
Denominator:
Denominator for basic earnings per share of common stock—weighted-average shares outstanding	9,322	9,333	9,376
Effect of dilutive securities:
Stock options	$—	$—	$5

Denominator for diluted earnings per share of common stock adjusted—weighted-average shares outstanding	$9,322	$9,333	$9,381

Basic earnings (loss) per share of common stock	$(4.12)	$(6.22)	$1.84

Diluted earnings (loss) per share of common stock	$(4.12)	$(6.22)	$1.84

For the years ended December 31, 2002 and 2001 no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

NOTE 12.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 2002 and 2001 are summarized as follows:

	2002				2001
	1ST	2ND	3RD	4TH	1ST	2ND	3RD	4TH

	(In Thousands, Except Per-Share Data)
Premiums earned and other revenues	$81,405	$79,686	$75,682	$51,320	$48,020	$57,928	$59,532	$72,657
Net investment income	8,538	7,917	8,448	7,328	8,732	8,710	9,627	8,826
Realized investment gains (losses)	335	1,041	4,003	13,531	1,200	(7)	2,947	1,567
Net income (loss)	926	(11,989)	(11,445)	(15,874)	2,241	(29,080)	2,361	(33,498)
Basic earnings (loss) per share of common stock	$0.10	$(1.29)	$(1.23)	$(1.70)	$0.24	$(3.11)	$0.25	$(3.59)
Diluted earnings (loss) per share of common stock	$0.10	$(1.29)	$(1.23)	$(1.70)	$0.24	$(3.11)	$0.25	$(3.59)

In the fourth quarter 2002, the Company entered into a reinsurance agreement more fully described in Note 4. The after tax impact of that transaction was to reduce net income by $24.0 million.

During the fourth quarter of 2001, based on sharply increased losses for the 2001 accident year outside California, the Company increased reserves in its direct healthcare liability insurance segment an additional $26.0 million and

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established a premium deficiency reserve of $7.9 million at year end. Additionally in the fourth quarter, the Company recorded $26.1 million in losses related to the September 11, 2001, terrorist attacks. The after tax effect of these items was to reduce net income by $39.0 million.

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

The following table presents information about reportable segment income (loss) and segment assets as of and for the period indicated:

Year Ended December 31, 2002	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

	(In Thousands)
Premiums written	$138,901	$112,849		$251,750

Premiums earned	$163,519	$122,544		$286,063
Net investment income	—	—	$32,231	32,231
Realized investment gains	—	—	18,910	18,910
Equity earnings from affiliates	—	—	750	750
Other revenue	—	—	1,280	1,280

Total revenues	163,519	122,544	53,171	339,234
Losses and loss adjustment expenses	197,456	123,060	—	320,516
Other operating expenses	32,398	47,278	—	79,676
Interest expense	—	—	66	66

Total expenses	229,854	170,338	66	400,258

Segment (loss) income before federal income taxes	$(66,335)	$(47,794)	$53,105	$(61,024)

Combined ratio	140.6%	139.0%		139.9%
Segment assets	$105,689	$171,439	$786,638	$1,063,766

SCPIE HOLDINGS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2001	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

	(In Thousands)
Premiums written	$168,600	$112,207		$280,807

Premiums earned	$156,442	$79,493		$235,935
Net investment income	—	—	$35,895	35,895
Realized investment gains	—	—	5,707	5,707
Equity earnings from affiliates	—	—	1,327	1,327
Other revenue	—	—	875	875

Total revenues	156,442	79,493	43,804	279,739
Losses and loss adjustment expenses	220,311	84,162	—	304,473
Other operating expenses	45,820	18,912	—	64,732
Interest expense	—	—	1,416	1,416

Total expenses	266,131	103,074	1,416	370,621

Segment (loss) income before federal income taxes	$(109,689)	$(23,581)	$42,388	$(90,882)

Combined ratio	170.1%	129.7%		156.5%
Segment assets	$123,003	$58,200	$796,443	$977,646

Schedule II—Condensed Financial Information of Registrant

SCPIE HOLDINGS INC.

Year Ended December 31, 2000	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

	(In Thousands)
Premiums written	$177,703	$30,500		$208,203

Premiums earned	$149,404	$27,098		$176,502
Net investment income	—	—	$34,152	34,152
Realized investment gains	—	—	(400)	(400)
Equity earnings Income from affiliates	—	—	880	880
Other revenue	—	—	1,122	1,122

Total revenues	149,404	27,098	35,754	212,256
Losses and loss adjustment expenses	129,307	23,295	—	152,602
Other operating expenses	32,333	4,150	—	36,483
Interest expense	—	—	780	780

Total expenses	161,640	27,445	780	189,865

Segment (loss) income before federal income taxes	$(12,236)	$(347)	$34,974	$22,391

Combined ratio	108.2%	101.3%		107.1%
Segment assets	$155,176	$13,931	$685,538	$854,645

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share Data)

DECEMBER 31,	2002	2001

ASSETS
Securities available for sale:
Equity investments, at fair value (cost: 2002—$6,771; 2001—$19,676)	$6,611	$17,567
Short-term investments	9,928	10,807
Investment in subsidiaries	207,436	237,618

Total investments	223,975	265,992
Cash	528	743
Federal income tax receivable	1,338	—
Deferred federal income taxes	1,004	535
Other assets	1,546	1,615

Total assets	$228,391	$268,885

LIABILITIES
Due to affiliates	$20	$430
Other liabilities	1,205	67
Bank loan payable	—	9,000

Total liabilities	1,225	9,497
Stockholders’ equity:
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2002—9,333,807 shares outstanding 2001—9,318,066 shares outstanding	1	1
Additional paid-in capital	37,805	37,803
Retained earnings	280,609	322,734
Treasury stock, at cost (2002—2,958,284 shares and 2001—2,974,025 shares)	(98,830)	(98,983)
Stock subscription notes receivable	(3,592)	(4,050)
Accumulated other comprehensive income	11,173	1,883

Total stockholders’ equity	227,166	259,388

Total liabilities and stockholders’ equity	$228,391	$268,885

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

FOR THE YEARS ENDED	DECEMBER 31, 2002	DECEMBER 31, 2001	DECEMBER 31, 2000

Dividend from subsidiary	$3,000	$—	$26,000
Net investment income	389	1,585	806
Realized investment losses	(2,312)	—	(170)
Other income	180	1,564	1,118
Interest expenses	(66)	(1,416)	(780)
Other expenses	(4,881)	(1,743)	(2,110)

Income (loss) before federal income taxes and equity in losses of subsidiaries	(3,690)	(10)	24,864
Federal income tax benefit	2,341	535	1,035

Income (loss) before equity in losses of subsidiaries	(1,349)	525	25,899
Equity in losses of subsidiaries	(37,033)	(58,501)	(8,628)

Net income (loss)	$(38,382)	$(57,976)	$17,271

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

FOR THE YEARS ENDED	DECEMBER 31, 2002	DECEMBER 31, 2001	DECEMBER 31, 2000

OPERATING ACTIVITIES
Net income (loss)	$(38,382)	$(57,976)	$17,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses	2,312	—	170
Due to affiliates	(410)	795	(1,005)
Provision for amortization	—	670	563
Changes in other assets and liabilities	(110)	123	(928)
Equity in undistributed loss of subsidiaries	37,033	56,573	8,628

Net cash provided by operating activities	443	185	24,699
INVESTING ACTIVITIES
Sales—equities	10,593	—	8,033
Sales—fixed maturities	—	5,000	—
Purchase—fixed maturities	—	—	(5,016)
Purchase—equities	—	(2,500)
Change in short-term investments	879	19,777	(27,860)
Capital contribution to subsidiaries	—	—	(5,000)

Cash provided by (used in) investing activities	11,472	22,277	(29,843)
FINANCING ACTIVITIES
Repayment of bank loan	(9,000)	(18,000)	(4,000)
Proceeds from bank loan	—	—	18,000
Purchase of treasury stock, net and repayment of stock subscription notes	613	(278)	(5,095)
Cash dividends	(3,743)	(3,727)	(3,757)

Cash provided by (used in) financing activities	(12,130)	(22,005)	5,148
Increase (decrease) in cash	(215)	457	4
Cash at beginning of period	743	286	282

Cash at end of period	$528	$743	$286

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2002

1.  BASIS OF PRESENTATION

In the SCPIE Holdings Inc.’s financial statements, investment in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings Inc.’s financial statements should be read in conjunction with its consolidated financial statements.

2.  BANK LOAN PAYABLE

On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. The Credit Agreement allows company borrowings up to $40 million from time to time, subject to certain conditions. The proceeds may be used by the Company for general corporate purposes and certain other permitted uses. Under the Credit Agreement, the interest rate (2.755% and 7.378% at December 31, 2001 and 2000 respectively) is based upon fluctuations in the London InterBank Offered Rate (LIBOR). Borrowings outstanding at December 31, 2001 and 2000 were $9.0 million and $27.0 million, respectively. All amounts outstanding under the Credit Agreement at December 31, 2001 were paid during February 2002, and the agreement was terminated effective February 28, 2002. Interest paid was $.1 million, $1.4 million and $.7 million in 2002, 2001, and 2000, respectively.

Schedule III—Supplementary Insurance Information

SCPIE Holdings Inc. and Subsidiaries

Year Ended December 31, 2002

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Direct Healthcare
Liability Insurance	$6,858	$459,025	$39,921	$ —	$163,519	$—	$197,456	$9,505	$22,893	$138,901
Assumed Reinsurance (1)	—	$191,646	27,635	—	122,544	—	123,060	23,105	24,173	112,849
Other	—	—	—	—	—	32,231	—	—	—	—

Total	$6,858	$650,671	$67,556	$ —	$286,063	$32,231	$320,516	$32,610	$47,066	$251,750

Year Ended December 31, 2001

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Direct Healthcare
Liability Insurance	$5,991	$463,276	$64,538	$ —	$156,442	$—	$220,311	$28,712	$17,108	$168,600
Assumed Reinsurance (1)	13,474	$113,360	37,330	—	79,493	—	84,162	17,452	1,460	112,207
Other	—	—	—	—	—	35,895	—	—	—	—

Total	$19,465	$576,636	$101,868	$ —	$235,935	$35,895	$304,473	$46,164	$18,568	$280,807

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.

Year Ended December 31, 2000

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Direct Healthcare
Liability Insurance	$16,293	$402,048	$52,380	$ —	$149,404	$—	$129,307	$17,891	$14,442	$177,703
Assumed Reinsurance (1)	1,831	$31,493	4,616	—	27,098	—	23,295	1,633	2,517	30,500
Other	—	—	—	—	—	34,152	—	—	—	—

Total	$18,124	$433,541	$56,996	$ —	$176,502	$34,152	$152,602	$19,524	$16,959	$208,203

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.