Form 10-Q
period 2003-03-31
SCPIE HOLDINGS INC
filed 2003-05-15
CIK 1013609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003

Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,834,366 shares

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2003	DECEMBER 31, 2002

	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2003 - $520,913; 2002 - $523,516)	$536,642	$538,675
Equity investments, at fair value (cost 2003 - $29,488; 2002 - $29,758)	30,391	34,237

Total securities available-for-sale	567,033	572,912
Other Investment	15,606	15,000
Real estate	15,317	15,407
Cash and cash equivalents	105,815	115,787

Total investments	703,771	719,106
Accrued investment income	7,310	8,157
Premiums receivable	171,661	117,335
Reinsurance recoverable on paid and unpaid claims	125,655	153,589
Deferred policy acquisition costs	9,914	6,858
Federal income taxes receivable	10,944	10,944
Deferred federal income taxes	32,404	32,356
Property and equipment, net	4,948	5,305
Other assets	10,243	10,116

Total assets	$1,076,850	$1,063,766

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$645,505	$650,671
Unearned premiums	106,378	67,556

Total reserves	751,883	718,227
Amounts held for reinsurance	72,170	87,701
Other liabilities	27,398	30,672

Total liabilities	851,451	836,600
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2003– 9,334,366 shares outstanding2002 – 9,333,807 shares outstanding	1	1
Additional paid-in capital	37,805	37,805
Retained Earnings	278,404	280,609
Treasury stock, at cost 2003 – 2,957,725 shares and 2002 – 2,958,284 shares	(98,827)	(98,830)
Subscription notes receivable	(3,592)	(3,592)
Accumulated other comprehensive income	11,608	11,173

Total stockholders’ equity	225,399	227,166

Total liabilities and stockholders’ equity	$1,076,850	$1,063,766

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Revenues:
Net Premiums earned	$54,256	$81,053
Net investment income	5,590	8,538
Realized investment gains	3,090	335
Income from affiliates	187	248
Other revenue	319	104

Total revenues	63,442	90,278

Expenses:
Losses and loss adjustment expenses	48,551	68,700
Other operating expenses	17,434	20,777
Interest expense	—	51

Total expenses	65,985	89,528

Income (loss) before federal income taxes	(2,543)	750
Federal income tax benefit	(1,321)	(176)

Net income (loss)	$(1,222)	$926

Basic earnings (loss) per share	$(0.13)	$0.10
Diluted earnings (loss) per share	$(0.13)	$0.10
Cash dividend declared and paid per share of common stock	$0.10	$0.10

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT JANUARY 1, 2003	$1	$37,805	$11,173	$280,609	$(98,830)	$(3,592)	$227,166
Net loss	—	—	—	(1,222)	—	—	(1,222)
Other comprehensive income for unrealized gains on securities sold, net of reclassification adjustments of $1,075 for gains included in net income	—	—	435	—	—	—	435

Comprehensive loss							(787)
Treasury stock reissued	—	—	—	—	3	—	3
Cash dividends	—	—	—	(983)	—	—	(983)
BALANCE AT MARCH 31, 2003	$1	$37,805	$11,608	$278,404	$(98,827)	$(3,592)	$225,399

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(1,222)	$926
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	2,953	1,206
Provision for deferred federal income taxes	(1,321)	—
Realized investments gains	(3,090)	(335)
Equity in earnings of affiliate	(187)	(248)
Changes in operating assets and liabilities:
Deferred acquisition costs	(3,056)	(785)
Accrued investment income	847	(778)
Federal income tax receivable	—	967
Unearned premiums	38,822	60,369
Loss and loss adjustment expense reserves	(5,166)	17,452
Reinsurance recoverable on paid and unpaid claims	27,934	(10,044)
Amounts held for reinsurance	(15,531)	—
Other liabilities	(3,274)	528
Premium receivable	(54,326)	(68,679)
Other assets	4,932	(309)

Net cash provided by (used in) operating activities	(11,685)	270
INVESTING ACTIVITIES
Purchases—fixed maturities	(137,672)	(60,727)
Sales—fixed maturities	140,365	47,169

Net cash provided by (used in) investing activities	2,693	(13,558)
FINANCING ACTIVITIES
Reissue of treasury shares	3	69
Repayment of stock subscription note	—	279
Cash dividends	(983)	(989)
Bank loan payment	—	(9,000)

Net cash used in financing activities	(980)	(9,641)

Decrease in cash and cash equivalents	(9,972)	(22,929)
Cash and cash equivalents at beginning of period	115,787	95,151

Cash and cash equivalents at end of period	$105,815	$72,222

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2003

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts and operations, after intercompany eliminations, of SCPIE Holdings Inc. (SCPIE Holdings) and its direct and indirect wholly-owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC), SCPIE Underwriting Limited (SUL) and SCPIE Management Company (SMC), collectively, the Company.

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,

(IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002

Numerator
Net income (loss)	$(1,222)	$926
Numerator for:
Basic earnings (loss) per share of common stock	(1,222)	926
Diluted earnings (loss) per share of common stock	(1,222)	926
Denominator:
Denominator for basic earnings (loss) per share of common stock – weighted-average shares outstanding	9,334	9,318
Effect of dilutive securities:
Stock options	—	201

Denominator for diluted earnings (loss) per share of common stock adjusted – weighted-average shares outstanding	9,334	9,519
Basic earnings (loss) per share of common stock	$(0.13)	$0.10
Diluted earnings (loss) per share of common stock	$(0.13)	$0.10

For the three months ended March 31, 2003, no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

3.  INVESTMENTS

The Company’s investments in available-for-sale securities at March 31, 2003 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U. S. Government and Agencies	$240,039	$10,062	$217	$249,884
Mortgage-backed securities, Collateralized mortgage obligations, and Asset-backed Securities	63,623	1,671	30	65,264
Corporate	217,251	5,118	875	221,494

Total fixed-maturity securities	520,913	16,851	1,122	536,642
Equity securities	29,488	2,812	1,909	30,391

Total	$550,401	$19,663	$3,031	$567,033

4.  FEDERAL INCOME TAXES

A reconciliation of income tax benefit in the accompanying statements of income are summarized as follows:

	THREE MONTHS ENDED MARCH 31,

	2003	2002

	(IN THOUSANDS)
Federal income tax at 35%	$(890)	$263
Increase (decrease) in taxes resulting from:	—
Tax-exempt interest	—	(486)
Other	(431)	47

Total	$(1,321)	$(176)

5.  BUSINESS SEGMENTS

The Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance. Segments are designated based on the types of products provided and based on the risks associated with the products. Direct Healthcare Liability Insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons, hospitals and other healthcare providers. Assumed Reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue. In December 2002, the Company entered into a 100% quota share reinsurance agreement with a subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based insurer and reinsurer (GoshawK), that divested substantially all of the Company’s ongoing assumed reinsurance operations.

The following table presents information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

THREE MONTHS ENDED MARCH 31, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$95,428	$(1,523)		$93,905

Premiums earned	$35,650	$18,606		$54,256
Net investment income	—	—	$5,590	5,590
Realized investment gains	—	—	3,090	3,090
Income from affiliates	—	—	187	187
Other revenue	—	—	319	319

Total revenues	35,650	18,606	9,186	63,442
Losses and loss adjustment expenses	37,561	10,990	—	48,551
Underwriting and other operating expenses	7,725	9,709	—	17,434
Interest expense	—	—	—	—

Total expenses	45,286	20,699	—	65,985

Segment income (loss) before income taxes	$(9,636)	$(2,093)	$9,186	$(2,543)

Combined ratio	127.0%	111.3%	—	121.6%
Segment assets	$128,148	$179,082	$769,620	$1,076,850

THREE MONTHS ENDED MARCH 31, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$98,721	$42,702		$141,423

Premiums earned	$43,142	$37,911		$81,053
Net investment income	—	—	$8,538	8,538
Realized investment gains	—	—	335	335
Income from affiliates	—	—	248	248
Other revenue	—	—	104	104

Total revenues	43,142	37,911	9,225	90,278
Losses and loss adjustment expenses	40,496	28,204	—	68,700
Underwriting and other operating expenses	11,108	9,669	—	20,777
Interest expense	—	—	51	51

Total expenses	51,604	37,873	51	89,528

Segment income (loss) before income taxes	$(8,462)	$38	$9,174	$750

Combined ratio	119.6%	99.9%	—	110.4%
Segment assets	$110,821	$149,890	$780,266	$1,040,977

Premiums written represents the premiums charged on policies issued during a fiscal period. Premiums earned represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

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

Between January 1, 2000, and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best Company (A.M. Best) rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical. HIG has advised the Company that at March 31, 2003, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $54.2 million and had established case loss reserves of $17.0 million, net of reinsurance. Incurred but not reported losses are expected to emerge; however, the amount cannot be reasonably determined at this time. If the HIG insurance company subsidiaries are declared insolvent at some future date by a court of competent jurisdiction and are unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date, and the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of the HIG insurance company subsidiaries. The Company would also be subrogated to the rights of the policyholders as creditors of the HIG insurance company subsidiaries.

In a court document dated October 31, 2002, in connection with a bankruptcy petition for the HIG and non-insurance subsidiaries, HIG disclosed that the insurance subsidiaries had combined policyholder surplus of approximately $41 million at December 31, 2001. In addition, the court document included projections of HIG’s insurance subsidiaries for the next five years which project that they would continue to meet their obligations to their policyholders. HIG’s insurance subsidiaries are currently in voluntary liquidation and under close supervision by the state insurance departments involved. The ultimate impact on the HIG insurance company subsidiaries of regulatory action, if any, is not currently determinable, but could be significant.

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of March 31, 2003, letter of credit issuance under the facility was approximately $40.2 million. Securities of $44.3 million are pledged as collateral under the facility.

In the third quarter of 2002, the Company received a notice of assessment from the California Franchise Tax Board (FTB) for the 1997, 1998, 1999 and 2000 tax years in the total amount of $15.4 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessment is the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals Decision in Ceridian v. Franchise Tax Board, challenges the exclusion from the California income tax of dividends received by holding companies from their insurance company subsidiaries during the tax years ended on or after December 1, 1997. The Company has protested these assessments and while the Company intends to vigorously protest the current and any future assessments, there can be no assurance as to the ultimate outcome of these protests.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company currently conducts its insurance business in two segments: direct healthcare liability insurance and assumed reinsurance operations. Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons and dentists, healthcare facilities and other healthcare providers. The direct healthcare liability insurance segment is comprised of two components; core and non-core business. Core business represents direct healthcare liability insurance business in California and Delaware excluding a dental program managed by Brown and Brown, an independent insurance agency, and hospital business. Non-core business represents direct healthcare liability business outside of California and Delaware (principally managed by Brown & Brown), the Brown & Brown dental program and all hospital business. The non-core business is in run-off and no new or renewal policies have been issued since March 6, 2003.

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages. The assumed reinsurance operations were significantly reduced in 2002. In December 2002, the Company entered into a quota share reinsurance transaction with GoshawK, under which the Company ceded almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The effect of this transaction was to retrocede to GoshawK $129.3 million of premiums in 2002 and an additional $20.1 million of premium in the first quarter of 2003. The Company retains certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company will continue to participate in one Lloyd’s syndicate for the 2003 underwriting year. Other than estimated written premiums of $23 million from this syndicate, the Company will have no significant premiums written or earned from assumed reinsurance after December 31, 2002.

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE) and expectations concerning the Company’s ability to retain current insureds at profitable levels, maintain its existing reinsurance relationships, expand its healthcare liability insurance business in its principal market, and divest its assumed reinsurance operations are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory changes, the level of ratings established by national rating organizations, the inherent uncertainty of loss and loss expense estimates, and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks, including statutory restrictions on dividends and other intercompany transactions within the Company’s holding structure. These risks and uncertainties, as well as the Company's critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – General,” and "Management's Discussion and Analysis – Critical Accounting Policies" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Consolidated Operating Results

Total revenues were $63.4 million for the three months ended March 31, 2003, a decrease of 29.8% from total revenues of $90.3 million for the same period in 2002. Premiums earned decreased to $54.3 million in the first quarter 2003 from $81.1 million in the first quarter ended March 31, 2002, a decrease of $26.8 million, of which $19.3 million of the reductions occurred from the assumed reinsurance segment and $7.5 million in the direct healthcare liability segment.

Net investment income decreased to $5.6 million for the three months ended March 31, 2003, a decrease of 34.1% from $8.5 million a year ago. The reduction in investment income is a result of a reduction in invested assets and a significant reduction in the average rate of return on invested assets. The decline in average rate of return resulted from the sales and corresponding investment gains recorded in 2002 to strengthen statutory surplus, and the lower rates achievable upon the reinvestment of sales proceeds in new securities. The average rate of return on invested assets was 3.1% and 4.8% for the three months ended March 31, 2003 and 2002, respectively.

Total expenses were $66.0 million for the three months ended March 31, 2003, a decrease of $23.5 million over total expenses of $89.5 million for the same period in 2002. The combined ratios were 121.6% and 110.4% in the first quarter of 2003 and 2002, respectively.

The Company recorded a net loss of $1.2 million for the three months ended March 31, 2003 as compared to net income of $0.9 million for the corresponding period in 2002. Operating loss was $.40 per share for the three months ended March 31, 2003, as compared to operating income of $.08 per share for the three months ended March 31, 2002. The Company defines operating income (loss) as net income (loss) excluding investment gains and losses. Operating income (loss), which is a non-GAAP measure, is commonly presented by the insurance industry as an indicator of underwriting and operating results.

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core business the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment
Underwriting Results

	CORE	NON-CORE	TOTAL

THREE MONTHS ENDED MARCH 31, 2003
Premiums written	$90,263	$5,165	$95,428

Premiums earned	$29,547	$6,103	$35,650
Losses and LAE incurred	27,695	9,866	37,561
Underwriting and other expenses	4,996	2,729	7,725

Underwriting loss	(3,144)	(6,492)	(9,636)
Loss ratio	93.7%	161.7%	105.4%
Expense ratio	16.9%	44.7%	21.6%

Combined ratio	110.6%	206.4%	127.0%
THREE MONTHS ENDED MARCH 31, 2002
Premiums written	$85,624	$13,097	$98,721

Premiums earned	$28,261	$14,881	$43,142
Losses and LAE incurred	24,606	15,890	40,496
Underwriting and other expenses	6,447	4,661	11,108

Underwriting loss	(2,792)	(5,670)	(8,462)
Loss ratio	87.1%	106.8%	93.9%
Expense ratio	22.8%	31.3%	25.7%

Combined ratio	109.9%	138.1%	119.6%

Core Business

Premiums written and earned increased 5.4% and 4.6%, respectively, in the first quarter 2003 compared to the first quarter 2002. Premiums written and earned increased primarily due to rate increases and increases in schedule-rated or loss-rated large accounts. These increases were offset by a slight decline in policies of 2.9%.

The loss ratio (losses and LAE expenses related to premiums earned) for the first quarter 2003 was 93.7% compared to 87.1% in the first quarter 2002. The increase in the loss ratio is due primarily to rising underlying cost trends between the periods.

The expense ratio (underwriting and other expenses related to premiums earned) declined to 16.9% in the first quarter 2003 from 22.8% in the first quarter 2002. The decline is primarily attributable to staff reductions made in 2002, which happened after the first quarter.

Non-Core Business

Premiums written decreased in the three months ended March 31, 2003 to $5.2 million from $13.1 million for the same period in 2002. This resulted from a significant decline in the number of policies in the non-core business. The number of policies declined from 5,318 to 2,194 from March 31, 2002 to March 31, 2003, respectively. This decline in policies was partially offset by significant rate increases in the non-core business. After March 6, 2003, no new or renewal business was written in the non-core programs as the Company exited these markets. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The higher loss ratio in the three months ended March 31, 2003 of 161.7% compared to 106.8% for the same period a year ago is the result of upward development of prior reserves in the first quarter of 2003 of approximately $3 million.

The underwriting expense ratio increased in the three months ended March 31, 2003 versus 2002 as the Company expensed previously deferred acquisition costs in 2003 in light of the unprofitability of the non-core business.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results

FOR THE THREE MONTHS ENDED MARCH 31,	2003	2002

Premiums written	$(1,523)	$42,702

Premiums earned	$18,606	$37,911
Underwriting expenses
Losses	10,990	28,204
Underwriting and other operating expenses	9,709	9,669

Underwriting gain (loss)	(2,093)	38

Loss ratio	59.1%	74.4%
Expense ratio	52.2%	25.5%

Combined ratio	111.3%	99.9%

Premiums written decreased $44.2 million between the first quarter 2002 and the first quarter 2003 as a result of smaller writings and the cession of $23.0 million in written premiums (including additional premium) to GoshawK. The decrease in earned premium is a result of the decline in written premium.

The loss ratio declined in the three months ended March 31, 2003 to 59.1% from 74.4% a year ago due to favorable development on prior years.

The Goshawk reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and National Association of Insurance Commissioners (NAIC) models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Goshawk to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Goshawk additional premium in excess of the base premium ceded of 14.3%. The additional premium reduced the first quarter 2003 written and earned premium by $2.9 million.

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

The expense ratio was 52.2% in the three months ended March 31, 2003 and 25.5% in the three months ended March 31, 2002.  The impact of the Goshawk additional premium as well as the retroactive treatment of a portion of the premium ceded to Goshawk added approximately 18 percentage points to the expense ratio in the first quarter 2003.

Other Operations

Net investment income decreased to $5.6 million for the three months ended March 31, 2003, a decrease of 34.1% from $8.5 million a year ago. The reduction in investment income is a result of a reduction in invested assets and a significant reduction in the average rate of return on invested assets. The decline in average rate of return resulted from the sales and corresponding investment gains recorded in 2002 to strengthen statutory surplus, and the lower rates achievable upon the reinvestment of sales proceeds in new securities. The average rate of return on invested assets was 3.1% and 4.8% for the three months ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2003, the Company had negative cash flow from operations of $11.5 million compared to a positive cash flow of $0.3 million in 2002. The negative cash flow in 2003 is related to claims payments associated with the non-core physician programs, which are now in run-off. The positive cash flow in 2002 was principally due to the receipt of increased assumed reinsurance premiums for which incurred losses had not yet been paid. The Company maintains sufficient liquidity in its investment portfolio to meet fluctuations in payment needs.

The Company invests its cash flow from operations in both fixed maturity securities and equity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and real estate to no more than 8% of the total market value of its investments. Accordingly, the Company’s portfolio of unaffiliated equity securities was $30.4 million at March 31, 2003. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each. The Company leased its two former headquarters buildings to third parties during 2000.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2003 without prior regulatory approval is approximately $15.6 million. As of March 31, 2003, no dividends had been paid by the insurance company subsidiary to SCPIE Holdings.

Common stock dividends paid to stockholders were $0.10 per share in the first quarter 2003. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company.

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

The Company invests its assets primarily in fixed-maturity securities, which at March 31, 2003 comprised 76% of total investments at market value. Corporate bonds represent 41% and U.S. government bonds represent 47% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 4% of total investments at market value. The other investment, which is comprised of a mutual fund investment that contains derivative instruments, accounts for 2% of total investments at market value. Real estate investments represent 2% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed-maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At March 31, 2003, the carrying value of the investment portfolio included $16.6 million in net unrealized gains. At December 31, 2002, the investment portfolio included $19.6 million in net unrealized gains.

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

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herewith.

NUMBER	DOCUMENT

99.1	Certifications of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(b)  The Company filed no reports on Form 8-K during the quarterly period ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: May 15, 2003	By:	/s/ DONALD J. ZUK

Donald J. Zuk President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ ROBERT B. TSCHUDY

Robert B. Tschudy Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Donald J. Zuk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SCPIE Holdings Inc.;

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

Date: May 15, 2003
/s/ DONALD J. ZUK

Donald J. Zuk Chief Executive Officer

I, Robert B. Tschudy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SCPIE Holdings Inc.;

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

Date: May 15, 2003
/s/ ROBERT B. TSCHUDY

Robert B. Tschudy Chief Financial Officer