Form 10-Q
period 2003-06-30
SCPIE HOLDINGS INC
filed 2003-08-14
CIK 1013609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

Commission File No. 1-12449

SCPIE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4557980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1888 Century Park East, Los Angeles, California 90067
www.scpie.com
(Address of principal executive offices and internet site)

(310) 551-5900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003

Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,864,201 shares

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2003	DECEMBER 31, 2002

	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2003 - $542,162; 2002 - $523,516)	$565,386	$538,675
Equity investments, at fair value (cost 2003 - $25,377; 2002 - $29,758)	28,279	34,237

Total securities available-for-sale	593,665	572,912
Other Investment	16,152	15,000
Real estate	12,977	15,407
Cash and cash equivalents	63,999	115,787

Total investments	686,793	719,106
Accrued investment income	7,520	8,157
Premiums receivable	141,211	117,335
Reinsurance recoverable on paid and unpaid claims	141,418	153,589
Deferred policy acquisition costs	10,886	6,858
Federal income taxes receivable	10,944	10,944
Deferred federal income taxes	33,028	32,356
Property and equipment, net	4,701	5,305
Other assets	12,580	10,116

Total assets	$1,049,081	$1,063,766

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$636,295	$650,671
Unearned premiums	78,969	67,556

Total reserves	715,264	718,227
Amounts held for reinsurance	79,664	87,701
Other liabilities	21,970	30,672

Total liabilities	816,898	836,600
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2003 – 9,364,201 shares outstanding 2002 – 9,333,807 shares outstanding	1	1
Additional paid-in capital	37,281	37,805
Retained earnings	278,032	280,609
Treasury stock, at cost 2003 – 2,927,890 shares and 2002 – 2,958,284 shares	(98,059)	(98,830)
Subscription notes receivable	(3,313)	(3,592)
Accumulated other comprehensive income	18,241	11,173

Total stockholders’ equity	232,183	227,166

Total liabilities and stockholders’ equity	$1,049,081	$1,063,766

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Revenues:
Net premiums earned	$94,000	$159,879	$39,744	$78,826
Net investment income	10,920	16,455	5,330	7,917
Realized investment gains	3,927	1,376	837	1,041
Income from affiliates	375	332	188	84
Other revenue	1,645	880	1,326	776

Total revenues	110,867	178,922	47,425	88,644
Expenses:
Losses and loss adjustment expenses	82,875	157,027	34,324	88,327
Other operating expenses	29,278	39,947	11,844	19,170
Interest expense		66		15

Total expenses	112,153	197,040	46,168	107,512

Income (loss) before federal income taxes	(1,286)	(18,118)	1,257	(18,868)
Federal income tax expense (benefit)	(676)	(7,055)	645	(6,879)

Net income (loss)	$(610)	$(11,063)	$612	$(11,989)

Basic earnings (loss) per share	$(0.07)	$(1.19)	$0.07	$(1.29)
Diluted earnings (loss) per share	$(0.07)	$(1.19)	$0.07	$(1.29)
Cash dividend declared and paid per share of common stock	$0.20	$0.20	$0.10	$0.10

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT JANUARY 1, 2003	$1	$37,805	$11,173	$280,609	$(98,830)	$(3,592)	$227,166
Net loss				(610)			(610)
Other comprehensive income for unrealized gains on securities sold, net of reclassification adjustments of $2,226 for gains included in net income			7,043				7,043
Unrealized foreign currency gain			220				220
Change in minimum pension liability			(195)				(195)

Comprehensive gain:							6,458
Treasury stock reissued		(524)			771	279	526
Cash dividends				(1,967)			(1,967)

BALANCE AT JUNE 30, 2003	$1	$37,281	$18,241	$278,032	$(98,059)	$(3,313)	$232,183

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(610)	$(11,063)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	2,474	2,389
Provision for deferred federal income taxes	(676)	(3,991)
Realized investment gains	(3,927)	(1,376)
Equity in earnings of affiliate	(375)	(332)
Changes in operating assets and liabilities:
Deferred acquisition costs	(4,028)	(1,481)
Accrued investment income	637	(109)
Federal income tax receivable		18,951
Unearned premiums	11,413	32,567
Loss and loss adjustment expense reserves	(14,376)	20,332
Reinsurance coverable on paid and unpaid claims	12,171	(5,287)
Amounts held for reinsurance	(8,037)
Other liabilities	(8,702)	(2,317)
Premiums receivable	(23,876)	(43,828)
Other assets	(63)	564

Net cash provided by (used in) operating activities	(38,254)	5,019
INVESTING ACTIVITIES
Purchases—fixed maturities	(273,923)	(165,041)
Sales—fixed maturities:	256,025	174,354
Maturities—fixed maturities	1,600	3,500
Sales—equities	3,926

Net cash provided by (used in) investing activities	(12,372)	12,813
FINANCING ACTIVITIES
Reissue of treasury shares	247	109
Repayment of stock subscription note	279	279
Cash dividends	(1,967)	(1,874)
Bank loan payment		(9,000)

Net cash used in financing activities	(1,441)	(10,486)

Decrease in cash and cash equivalents	(51,788)	7,346
Cash and cash equivalents at beginning of period	115,787	10,162

Cash and cash equivalents at end of period	$63,999	$17,508

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2003

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

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002	2003	2002

Numerator
Net income (loss)	$(610)	$(11,063)	$612	$(11,989)
Numerator for:
Basic earnings (loss) per share of common stock	(610)	(11,063)	612	(11,989)
Diluted earnings (loss) per share of common stock	(610)	(11,063)	612	(11,989)
Denominator
Denominator for basic earnings (loss) per share of common stock – weighted-average shares outstanding	9,345	9,318	9,345	9,318
Effect of dilutive securities:
Stock options			70

Denominator for diluted earnings (loss) per share of common stock adjusted – weighted-average shares outstanding	9,345	9,318	9,415	9,318
Basic earnings (loss) per share of common stock	$(0.07)	$(1.19)	$0.07	$(1.29)
Diluted earnings (loss) per share of common stock	$(0.07)	$(1.19)	$0.07	$(1.29)

For the six months ended June 30, 2003, no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

3. INVESTMENTS

     The Company’s investments in available-for-sale securities at June 30, 2003 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. Government and Agencies	$221,895	$12,402	$192	$234,105
Mortgage-backed securities, Collateralized mortgage obligations, and Asset-backed securities	76,369	2,566	108	78,827
Corporate	243,898	9,163	607	252,454

Total fixed-maturity securities	542,162	24,131	907	565,386
Equity securities	25,377	3,077	175	28,279

Total	$567,539	$27,208	$1,082	$593,665

4. FEDERAL INCOME TAXES

A reconciliation of income tax benefit in the accompanying statements of income are summarized as follows:

	SIX MONTHS ENDED JUNE 30,
	2003	2002

	(IN THOUSANDS)
Federal income tax at 35%	$(450)	$(6,341)
Increase (decrease) in taxes resulting from:
Tax-exempt interest		(767)
Other	(226)	53

Total	$(676)	$(7,055)

5. COMPREHENSIVE INCOME (LOSS)

The following table reconciles net income (loss) and comprehensive income (loss) for the periods presented:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
(IN THOUSANDS)	2003	2002	2003	2002

Net income (loss)	$(610)	$(11,063)	$612	$(11,989)
Other comprehensive income (loss), before tax:
Unrealized gains (loss) on securities	9,820	5,275	9,002	14,975
Unrealized foreign currency gains	220		220
Change in minimum pension liability	(300)		(150)

Other comprehensive income (loss) before tax	9,740	5,275	9,072	14,975
Income tax expense (benefit) related to securities	2,777	1,846	2,491	5,241
Income tax expense (benefit) related to pension liability	(105)		(52)

Comprehensive income (loss)	$(6,458)	$(7,634)	$7,245	$(2,255)

6. BUSINESS SEGMENTS

The Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance. Segments are designated based on the types of products provided and based on the risks associated with the products. Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons and dentists, healthcare facilities and other healthcare providers. Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue. In December 2002, the Company entered into a 100% quota share reinsurance agreement with a subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based insurer and reinsurer (GoshawK), that divested substantially all of the Company’s ongoing assumed reinsurance operations. The Company has one ongoing assumed reinsurance treaty for the 2003 underwriting year.

The following table presents information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

SIX MONTHS ENDED JUNE 30, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$97,667	$8,572		$106,239

Premiums earned	$67,310	$26,690		$94,000
Net investment income			$10,920	10,920
Realized investment gains			3,927	3,927
Income from affiliates			375	375
Other revenue			1,645	1,645

Total revenues	67,310	26,690	16,867	110,867
Losses and loss adjustment expenses	64,863	18,012		82,875
Underwriting and other operating expenses	13,153	16,125		29,278
Interest expense

Total expenses	78,016	34,137		112,153

Segment income (loss) before income taxes	$(10,706)	$(7,447)	$16,867	$(1,286)

Combined ratio	115.9%	127.9%		119.3%
Segment assets	$62,895	$230,620	$755,566	$1,049,081

SIX MONTHS ENDED JUNE 30, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$104,278	$88,168		$192,446

Premiums earned	$85,354	$74,525		$159,879
Net investment income			$16,455	16,455
Realized investment gains			1,376	1,376
Income from affiliates			332	332
Other revenue			880	880

Total revenues	85,354	74,525	19,043	178,922
Losses and loss adjustment expenses	88,290	68,737		157,027
Underwriting and other operating expenses	18,554	21,393		39,947
Interest expense			66	66

Total expenses	106,844	90,130	66	197,040

Segment income (loss) before income taxes	$(21,490)	$(15,605)	$18,977	$(18,118)

Combined ratio	125.2%	120.9%		123.2%
Segment assets	$218,684	$82,518	$708,908	$1,010,110

THREE MONTHS ENDED JUNE 30, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$2,239	$10,096		$12,335

Premiums earned	$31,660	$8,084		$39,744
Net investment income			$5,330	5,330
Realized investment gains			837	837
Income from affiliates			188	188
Other revenue			1,326	1,326

Total revenues	31,660	8,084	7,681	47,425
Losses and loss adjustment expenses	27,302	7,022		34,324
Underwriting and other operating expenses	5,430	6,414		11,844
Interest expense

Total expenses	32,732	13,436		46,168

Segment income (loss) before income taxes	$(1,072)	$(5,352)	$7,681	$1,257

Combined ratio	103.4%	166.2%		116.2%
Segment assets	$62,895	$230,620	$755,566	$1,049,081

THREE MONTHS ENDED JUNE 30, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$5,557	$45,466		$51,023

Premiums earned	$42,212	$36,614		$78,826
Net investment income			$7,917	7,917
Realized investment gains			1,041	1,041
Income from affiliates			84	84
Other revenue			776	776

Total revenues	42,212	36,614	9,818	88,644
Losses and loss adjustment expenses	47,794	40,533		88,327
Underwriting and other operating expenses	7,446	11,724		19,170
Interest expense			15	15

Total expenses	55,240	52,257	15	107,512

Segment income (loss) before income taxes	$(13,028)	$(15,643)	$9,803	$(18,868)

Combined ratio	130.9%	142.7%		136.4%
Segment assets	$218,684	$82,518	$708,908	$1,010,110

Premiums written represents the premiums charged on policies issued during a fiscal period. Premiums earned represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

7.   COMMITMENTS AND CONTINGENCIES

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

Between January 1, 2000, and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best Company (A.M. Best) rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical. HIG has advised the Company that at June 30, 2003, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $57.4 million and had established case loss reserves of $14.9 million, net of reinsurance. Incurred but not reported losses are expected to emerge; however, the amount cannot be reasonably determined at this time. To the extent the HIG insurance company subsidiaries are declared insolvent at some future date by a court of competent jurisdiction and are unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date, and the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of the HIG insurance company subsidiaries. The Company would also be subrogated to the rights of the policyholders as creditors of the HIG insurance company subsidiaries.

On August 1, 2003, the Superior Court of the State of California for the County of Orange, upon an application filed by the California Insurance Commissioner, declared the California domiciled HIG insurance company subsidiary insolvent and appointed the Insurance Commissioner liquidator of the subsidiary. That subsidiary had established case loss reserves under the subject policies of approximately $450,000 at June 30, 2003. All of the other non-California HIG insurance company subsidiaries were merged during 2002 and 2003 into a single Texas domiciled subsidiary. The Quarterly Statements filed by these merged subsidiaries with the Texas insurance regulatory authorities at March 31, 2003 show combined policyholder surplus of approximately $15.5 million at that date. These merged subsidiaries are currently in voluntary liquidation and under close supervision by regula-

tory authorities. The ultimate impact of additional regulatory action against this Texas domiciled subsidiary, if any, is not currently determinable, but could be significant.

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of June 30, 2003, letter of credit issuance under the facility was approximately $42.3 million. Securities with an aggregate fair market value of $46.5 million are pledged as collateral under the facility.

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

8.   STOCK-BASED COMPENSATION

The following table illustrates the effect on net income (loss) and earnings per share if the Company applied the fair value recognition provision as defined in Financial Accounting Standards Board Statement (FASB) No. 123, Accounting of Stock-Based Compensation:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,

(IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002	2003	2002

Net income (loss) as reported	$ (610)	$ (11,063)	$ 612	$ (11,989)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(697)	(489)	(460)	(331)

Pro forma net income (loss)	$ (1,307)	$ (11,552)	$ 152	$ (12,320)
Earnings (loss) per share: Basic–as reported	$ (0.07)	$ (1.19)	$ 0.07	$ (1.29)
Basic–pro forma	$ (0.14)	$ (1.24)	$ 0.02	$ (1.33)
Diluted–as reported	$ (0.07)	$ (1.19)	$ 0.07	$ (1.29)
Diluted–pro forma	$ (0.14)	$ (1.24)	$ 0.02	$ (1.33)

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 3.5% to 6.1%; dividend yields ranging from 0.66% to 2.72%; volatility factors of the expected market price of the Company’s common stock ranging from .273 to .871 and a weighted average expected life of the options ranging from three to ten years.

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

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages. The assumed reinsurance operations were significantly reduced in 2002. In December 2002, the Company entered into a quota share reinsurance transaction with GoshawK, under which the Company ceded almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The effect of this transaction was to retrocede to GoshawK $129.3 million of premiums in 2002 and an additional $26.3 million of premium in the first half of 2003. The Company retains certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company will continue to participate in one Lloyd’s syndicate for the 2003 underwriting year. Other than estimated written premiums of $23 million from this syndicate, the Company will have no significant premiums written or earned from assumed reinsurance after December 31, 2002.

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE) and expectations concerning the Company’s ability to retain current insureds at profitable levels, expand its healthcare liability insurance business in its principal market, and successfully withdraw from its assumed reinsurance operations are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory changes, uncertainties of success and potential delays in contested rate approval hearings, the level of ratings established by national rating organizations, the inherent uncertainty of loss and loss expense estimates, and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks, including statutory restrictions on dividends and other intercompany transactions within the Company’s holding structure. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – General,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Consolidated Operating Results

Total revenues were $110.9 million for the six months ended June 30, 2003, a decrease of 38.0% from total revenues of $178.9 million for the same period in 2002. Premiums earned decreased to $94.0 million in the first six months of 2003 from $159.9 million for the same period in 2002, a decrease of $65.9 million, of which $47.8 million of the reductions occurred from the assumed reinsurance segment and $18.1 million in the direct healthcare liability segment.

Net investment income decreased to $10.9 million for the six months ended June 30, 2003, a decrease of 33.6% from $16.5 million a year ago. The reduction in investment income is a result of a reduction in invested assets and a significant reduction in the average rate of return on invested assets. The decline in average rate of return resulted from the sales and corresponding investment gains recorded in 2002 to strengthen statutory surplus, and the lower rates achievable upon the reinvestment of sales proceeds in new securities. The average rate of return on invested assets was 3.0% and 4.7% for the six months ended June 30, 2003 and 2002, respectively.

Total expenses were $112.1 million for the six months ended June 30, 2003, a decrease of $84.9 million over total expenses of $197.0 million for the same period in 2002. The combined ratios were 119.3% and 123.2% for the six months ending 2003 and 2002, respectively.

The Company recorded a net loss of $0.6 million for the six months ended June 30, 2003 as compared to $11.1 million for the corresponding period in 2002.

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core business the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment
Underwriting Results

	CORE	NON-CORE	TOTAL

SIX MONTHS ENDED JUNE 30, 2003
Premiums written	$92,580	$5,087	$97,667

Premiums earned	$58,283	$9,027	$67,310
Losses and LAE incurred	54,250	10,613	64,863
Underwriting and other expenses	10,100	3,053	13,153

Underwriting loss	(6,067)	(4,639)	(10,706)
Loss ratio	93.1%	117.6%	96.4%
Expense ratio	17.3%	33.8%	19.5%

Combined ratio	110.4%	151.4%	115.9%
SIX MONTHS ENDED JUNE 30, 2002
Premiums written	$87,669	$16,609	$104,278

Premiums earned	$54,064	$31,290	$85,354
Losses and LAE incurred	48,267	40,023	88,290
Underwriting and other expenses	11,260	7,294	18,554

Underwriting loss	(5,463)	(16,027)	(21,490)
Loss ratio	89.3%	127.9%	103.4%
Expense ratio	20.8%	23.3%	21.8%

Combined ratio	110.1%	151.2%	125.2%

Core Business

Premiums written and earned increased 5.6% and 7.8%, respectively, in the six months ended June 30, 2003 compared to the same period in 2002. Premiums written and earned increased primarily due to increases in schedule-rated or loss-rated large accounts.

The loss ratio (losses and LAE expenses related to premiums earned) for the second quarter 2003 was 93.1% compared to 89.3% in the second quarter 2002. The increase in the loss ratio is due primarily to rising underlying cost trends between the periods.

The expense ratio (underwriting and other expenses related to premiums earned) declined to 17.3% in the second quarter 2003 from 20.8% in the second quarter 2002. The decline is primarily attributable to staff reductions made in the second quarter 2002.

Non-Core Business

Premiums written decreased in the six months ended June 30, 2003 to $5.1 million from $16.6 million for the same period in 2002. This resulted from a significant decline in the number of policies in the non-core business. Unearned premium related to the non-core business was $3.1 million as of June 30, 2003. After March 6, 2003, no new or renewal business was written in the non-core programs as the Company exited these markets. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The lower loss ratio in the six months ended June 30, 2003 of 117.6% compared to 127.9% for the same period a year ago is the result of smaller development of prior reserves in the second quarter of 2003 versus the second quarter of 2002.

The expense ratio increased in the six months ended June 30, 2003 versus 2002 as the Company now expenses acquisition costs in 2003 in light of the unprofitability of the non-core business that was previously deferred.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE SIX MONTHS ENDED JUNE 30,	2003	2002

Premiums written	$8,572	$88,168

Premiums earned	$26,690	$74,525
Underwriting expenses
Losses	18,012	68,737
Underwriting and other operating expenses	16,125	21,393

Underwriting gain (loss)	(7,447)	(15,605)
Loss ratio	67.5%	92.2%
Expense ratio	60.4%	28.7%

Combined ratio	127.9%	120.9%

Premiums written decreased $79.6 million between the second quarter 2002 and the second quarter 2003 because of reduction in programs for the 2003 underwriting year to one and the cession of written premiums to GoshawK. The decrease in earned premium is a result of the decline in written premium.

The loss ratio declined in the six months ended June 30, 2003 to 67.5% from 92.2% a year ago. 2002 had been unfavorably impacted by adverse development on prior year reserves.

The GoshawK reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and National Association of Insurance Commissioners (NAIC) models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires GoshawK to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay GoshawK additional premium in excess of the base premium ceded of 14.3%. The additional premium reduced the six months ended June 30, 2003 written and earned premium by $3.8 million.

The GoshawK reinsurance treaty has both prospective and retroactive elements as defined in FASB No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract. The retroactive accounting treatment required under FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contract.

The expense ratio was 60.4% in the six months ended June 30, 2003 and 28.7% in the six months ended June 30, 2002. The impact of the GoshawK additional premium as well as the retroactive treatment of a portion of the premium ceded to GoshawK added approximately 47.6 percentage points to the expense ratio for the six months ended June 30, 2003.

Other Operations

Net investment income decreased to $10.9 million for the six months ended June 30, 2003, a decrease of 33.6% from $16.5 million a year ago. The reduction in investment income is a result of a reduction in invested assets and a significant reduction in the average rate of return on invested assets. The decline in average rate of return resulted from the sales and corresponding investment gains recorded in 2002 to strengthen statutory surplus, and the lower rates achievable upon the reinvestment of sales proceeds in new securities. The average rate of return on invested assets was 3.0% and 4.7% for the six months ended June 30, 2003 and 2002, respectively.

The Company recorded a $2.2 million permanent impairment write-down of its real estate holdings, including transaction costs. This reduces the Company’s real estate holdings to the estimated net realizable proceeds from the pending sales transaction. The pending sale is expected to be completed during the third quarter. The Company will receive a $10.4 million, 7-year mortgage note and cash as part of the sale.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Consolidated Operating Results

Total revenues were $47.4 million for the three months ended June 30, 2003, a decrease of 46.5% from total revenues of $88.6 million for the same period in 2002. Premiums earned decreased to $39.7 million in the second quarter of 2003 from $78.8 million for the same period in 2002, a decrease of $39.1 million, of which $28.5 million of the reductions occurred from the assumed reinsurance segment and $10.6 million in the direct healthcare liability segment.

Net investment income decreased to $5.3 million for the three months ended June 30, 2003, a decrease of 32.7% from $7.9 million a year ago. The reduction in investment income is a result of a reduction in invested assets and a significant reduction in the average rate of return on invested assets. The decline in average rate of return resulted from the sales and corresponding investment gains recorded in 2002 to strengthen statutory surplus, and the lower rates achievable upon the reinvestment of sales proceeds in new securities. The average rate of return on invested assets was 3.1 and 4.2% for the three months ended June 30, 2003 and 2002, respectively.

Total expenses were $46.2 million for the three months ended June 30, 2003, a decrease of $61.3 million over total expenses of $107.5 million for the same period in 2002. The combined ratios were 116.2% and 136.4% in the second quarter of 2003 and 2002, respectively.

The Company recorded net income of $0.6 million for the three months ended June 30, 2003 as compared to a net loss of $12.0 million for the corresponding period in 2002.

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core business the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment
Underwriting Results

	CORE	NON-CORE	TOTAL

THREE MONTHS ENDED JUNE 30, 2003
Premiums written	$2,318	$(79)	$2,239

Premiums earned	$28,736	$2,924	$31,660
Losses and LAE incurred	26,555	747	27,302
Underwriting and other expenses	5,104	326	5,430

Underwriting (loss) gain	(2,923)	1,851	(1,072)
Loss ratio	92.4%	25.5%	86.2%
Expense ratio	17.8%	11.1%	17.2%

Combined ratio	110.2%	36.6%	103.4%
THREE MONTHS ENDED JUNE 30, 2002
Premiums written	$2,045	$3,512	$5,557

Premiums earned	$25,803	$16,409	$42,212
Losses and LAE incurred	23,661	24,133	47,794
Underwriting and other expenses	4,813	2,633	7,446

Underwriting loss	(2,671)	(10,357)	(13,028)
Loss ratio	91.7%	147.1%	113.3%
Expense ratio	18.7%	16.0%	17.6%

Combined ratio	110.4%	163.1%	130.9%

Core Business

Premiums written and earned increased 13.3% and 11.3%, respectively, in the three months ended June 30, 2003 compared to the same period in 2002. Premiums written and earned increased primarily due increases in schedule-rated or loss-rated large accounts. A large majority of the Company’s core business has a January 1, inception date and therefore most written premiums occur in the first quarter of a fiscal year.

The loss ratio (losses and LAE expenses related to premiums earned) for the second quarter 2003 was 92.4% compared to 91.7% in the second quarter 2002. The increase in the loss ratio is due primarily to rising underlying cost trends between the periods.

The expense ratio (underwriting and other expenses related to premiums earned) declined to 17.8% in the second quarter 2003 from 18.7% in the second quarter 2002. The decline is primarily attributable to staff reductions made during the second quarter 2002.

Non-Core Business

After March 6, 2003, no new or renewal business was written in the non-core programs as the Company exited these markets. The negative written premium represented return premiums due to policy cancellations. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The lower loss ratio in the three months ended June 30, 2003 of 25.5% compared to 147.1% for the same period a year ago is the result of a small downward development of prior reserves in the second quarter of 2003 versus significant upward development in 2002. The expense ratio decreased in the three months ended June 30, 2003 versus 2002 as all commission acquisition costs in 2003 were expensed previously. As the non-core premium declines, the ratios become less meaningful.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED JUNE 30,	2003	2002
Premiums written	$10,096	$45,466

Premiums earned	$8,084	$36,614
Underwriting expenses
Losses	7,022	40,533
Underwriting and other operating expenses	6,414	11,724

Underwriting gain (loss)	(5,352)	(15,643)
Loss ratio	86.9%	110.7%
Expense ratio	79.3%	32.0%

Combined ratio	166.2%	142.7%

Premiums written decreased $35.4 million between the second quarter 2002 and the second quarter 2003 because of reduction in programs for the 2003 underwriting year to one and the cession of written premiums to GoshawK. The decrease in earned premium is a result of the decline in written premium.

The loss ratio declined in the three months ended June 30, 2003 to 86.9% from 110.7% a year ago. 2002 had been unfavorably impacted by adverse development on prior year reserves.

The GoshawK reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and National Association of Insurance Commissioners (NAIC) models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires GoshawK to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay GoshawK additional premium in excess of the base premium ceded of 14.3%. The additional premium reduced the three months ended June 30, 2003 written and earned premium by $0.9 million.

The GoshawK reinsurance treaty has both prospective and retroactive elements as defined in FASB No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract. The retroactive accounting treatment required under FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contract.

The expense ratio was 79.3% in the three months ended June 30, 2003 and 32.0% in the three months ended June 30, 2002. The impact of the GoshawK additional premium as well as the retroactive treatment of a portion of the premium ceded to GoshawK added approximately 25.5 percentage points to the expense ratio in the second quarter 2003.

Other Operations

Net investment income decreased to $5.3 million for the three months ended June 30, 2003, a decrease of 32.9% from $7.9 million a year ago. The reduction in investment income is a result of a reduction in invested assets and a significant reduction in the average rate of return on invested assets. The decline in average rate of return resulted from the sales and corresponding investment gains recorded in 2002 to strengthen statutory surplus, and the lower rates achievable upon the reinvestment of sales proceeds in new securities. The average rate of return on invested assets was 3.1% and 4.2% for the three months ended June 30, 2003 and 2002, respectively.

The Company has entered into an agreement to sell its former headquarter buildings to an outside party. The Company recorded a $2.2 million permanent impairment write-down of its real estate holdings, including transaction costs. This reduces the Company’s real estate holdings to the estimated net realizable proceeds from the pending sales transaction. The Company will receive a $10.4 million, 7-year mortgage note and cash as part of the sale. The pending sale is expected to be completed during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 2003, the Company had negative cash flow from operations of $38.3 million compared to a positive cash flow of $5.0 million in 2002. The negative cash flow in 2003 is related to claims payments associated with the non-core physician programs, which are now in run-off. The positive cash flow in 2002 was principally due to the receipt of increased assumed reinsurance premiums for which incurred losses had not yet been paid. The Company maintains sufficient liquidity in its investment portfolio to meet fluctuations in payment needs.

The Company invests its cash flow from operations in both fixed maturity securities and equity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and real estate to no more than 8% of the total market value of its investments. The Company’s portfolio of unaffiliated equity securities was $28.3 million at June 30, 2003. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2003 without prior regulatory approval is approximately $15.6 million. As of June 30, 2003, no dividends had been paid by the insurance company subsidiary to SCPIE Holdings.

Common stock dividends paid to stockholders were $0.10 per share in the second quarter 2003. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company.

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

The Company invests its assets primarily in fixed-maturity securities, which at June 30, 2003 comprised 82.3% of total investments at market value. Corporate bonds represent 44.7% and U.S. government bonds represent 41.4% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 4.1% of total investments at market value. The other investment, which is comprised of a mutual fund investment that contains derivative instruments, accounts for 2.3% of total investments at market value. Real estate investments represent 1.9% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

At June 30, 2003, the carrying value of the investment portfolio included $26.1 million in net unrealized gains. At December 31, 2002, the investment portfolio included $19.6 million in net unrealized gains.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by the Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

NUMBER	DOCUMENT

31.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(b)    None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: August 14, 2003	By:	/s/ DONALD J. ZUK

Donald J. Zuk
President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ ROBERT B. TSCHUDY

Robert B. Tschudy
Senior Vice President and Chief Financial Officer