Form 10-Q
period 2003-09-30
SCPIE HOLDINGS INC
filed 2003-11-14
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Commission File No. 1-12449

SCPIE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4557980 (I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 11, 2003
Preferred stock, par value $1.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,864,610 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002

	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2003 – $556,140; 2002 – $523,516)	$568,823	$538,675
Equity investments, at fair value (cost 2003 – $15,799; 2002 – $29,758)	19,273	34,237

Total securities available-for-sale	588,096	572,912
Other Investment	16,055	15,000
Mortgages and real estate	10,400	15,407
Cash and cash equivalents	47,529	115,787

Total investments	662,080	719,106
Accrued investment income	6,842	8,157
Premiums receivable	130,460	117,335
Reinsurance recoverable on paid and unpaid claims	184,996	153,589
Deferred policy acquisition costs	10,244	6,858
Federal income taxes receivable	5,645	10,944
Deferred federal income taxes	36,329	32,356
Property and equipment, net	4,146	5,305
Other assets	8,599	10,116

Total assets	$1,049,341	$1,063,766

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$673,191	$650,671
Unearned premiums	56,888	67,556

Total reserves	730,079	718,227
Amounts held for reinsurance	95,292	87,701
Other liabilities	17,645	30,672

Total liabilities	843,016	836,600
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2003 – 9,364,610 shares outstanding 2002 – 9,333,807 shares outstanding	1	1
Additional paid-in capital	37,281	37,805
Retained earnings	262,230	280,609
Treasury stock, at cost 2003 – 2,927,481 shares and 2002 – 2,958,284 shares	(98,055)	(98,830)
Subscription notes receivable	(3,313)	(3,592)
Accumulated other comprehensive income	8,181	11,173

Total stockholders’ equity	206,325	227,166

Total liabilities and stockholders’ equity	$1,049,341	$1,063,766

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

	2003	2002	2003	2002

Revenues:
Net premiums earned	$129,602	$235,377	$35,602	$75,498
Net investment income	15,050	24,903	4,130	8,448
Realized investment gains (loss)	(4,264)	5,379	(8,191)	4,003
Other revenue (expense)	1,528	1,396	(492)	184

Total revenues	141,916	267,055	31,049	88,133
Expenses:
Losses and loss adjustment expenses	127,262	245,072	44,387	88,045
Other operating expenses	38,533	58,109	9,255	18,162
Interest expense		66

Total expenses	165,795	303,247	53,642	106,207

Loss before federal income taxes	(23,879)	(36,192)	(22,593)	(18,074)
Federal income tax benefit	(8,453)	(13,684)	(7,777)	(6,629)

Net loss	$(15,426)	$(22,508)	$(14,816)	$(11,445)

Basic loss per share	$(1.65)	$(2.41)	$(1.58)	$(1.23)
Diluted loss per share	$(1.65)	$(2.41)	$(1.58)	$(1.23)
Cash dividend declared and paid per share of common stock	$0.30	$0.30	$0.10	$0.10

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT JANUARY 1, 2003	$1	$37,805	$280,609	$(98,830)	$(3,592)	$11,173	$227,166
Net loss			(15,426)				(15,426)
Other comprehensive income for unrealized gains on securities sold, net of reclassification adjustments of $4,066 for gains included in net income						(913)	(913)
Unrealized foreign currency gain						(1,787)	(1,787)
Change in minimum pension liability						(292)	(292)

Comprehensive loss:							(18,418)
Treasury stock reissued		(524)		775	279		530
Cash dividends			(2,953)				(2,953)

BALANCE AT SEPTEMBER 30, 2003	$1	$37,281	$262,230	$(98,055)	$(3,313)	$8,181	$206,325

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(15,426)	$(22,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for amortization and depreciation	7,246	3,709
Provision for deferred federal income taxes	(8,453)	(13,684)
Realized investment (gains) loss	4,264	(5,379)
Changes in operating assets and liabilities:
Deferred acquisition costs	(3,386)	(1,857)
Accrued investment income	1,315	(90)
Federal income tax receivable	5,299	22,031
Unearned premiums	(10,668)	5,703
Loss and loss adjustment expense reserves	22,520	54,532
Reinsurance recoverable on paid and unpaid claims	(31,407)	(3,133)
Amounts held for reinsurance	7,591
Other liabilities	(13,027)	(4,416)
Premiums receivable	(13,125)	(36,167)
Other	8,335	(4,144)

Net cash used in operating activities	(38,922)	(5,403)
INVESTING ACTIVITIES
Purchases—fixed maturities	(449,160)	(279,959)
Sales—fixed maturities:	416,720	307,479
Maturities—fixed maturities	1,600
Sales—equities	3,926

Net cash provided by (used in) investing activities	(26,914)	27,520
FINANCING ACTIVITIES
Reissue of treasury shares	252	329
Repayment of stock subscription note	279	279
Cash dividends	(2,953)	(2,861)
Bank loan payment		(9,000)

Net cash used in financing activities	(2,422)	(11,253)

Increase (decrease) in cash and cash equivalents	(68,258)	10,864
Cash and cash equivalents at beginning of period	115,787	95,151

Cash and cash equivalents at end of period	$47,529	$106,015

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2003

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

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in SCPIE Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

(IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002	2003	2002

Numerator:
Net loss	$(15,426)	$(22,508)	$(14,816)	$(11,445)
Numerator for:
Basic loss per share of common stock	$(15,426)	$(22,508)	$(14,816)	$(11,445)
Diluated loss per share of common stock	$(15,426)	$(22,508)	$(14,816)	$(11,445)
Denominator
Denominator for basic loss per share of common stock – weighted-average shares outstanding	9,347	9,321	9,364	9,326
Effect of dilutive securities:
Stock option

Denominator for diluted loss per share of common stock adjusted – weighted-average shares outstanding	9,347	9,321	9,364	9,326
Basic loss per share of common stock	$(1.65)	$(2.41)	$(1.58)	$(1.23)
Diluted loss per share of common stock	$(1.65)	$(2.41)	$(1.58)	$(1.23)

For the nine months ended September 30, 2003, no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

3. INVESTMENTS

The Company’s investments in available-for-sale securities at September 30, 2003 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. Government and Agencies	$190,582	$7,905	$982	$197,505
Mortgage-backed securities, Collateralized mortgage obligations, and Asset-backed securities	94,014	1,706	455	95,265
Corporate	271,544	6,160	1,651	276,053

Total fixed-maturity securities	556,140	15,771	3,088	568,823
Equity securities	15,799	3,474		19,273

Total	$571,939	$19,245	$3,088	$588,096

4. FEDERAL INCOME TAXES

A reconciliation of income tax benefit in the accompanying statements of operations are summarized as follows:

	NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002

	(IN THOUSANDS)
Federal income tax at 35%	$(8,358)	$(12,668)
Increase (decrease) in taxes resulting from:
Tax-exempt interest		(1,120)
Other	(95)	104

Total	$(8,453)	$(13,684)

5. COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

(IN THOUSANDS)	2003	2002	2003	2002

Net loss	$(15,426)	$(22,508)	$(14,816)	$(11,445)
Other comprehensive income (loss), before tax:
Unrealized gains (loss) on securities	1,008	25,898	(8,812)	20,623
Unrealized foreign currency gains	(1,787)		(2,007)
Change in minimum pension liability	(450)		(150)

Other comprehensive income (loss) before tax	(1,229)	25,898	(10,969)	20,623
Income tax expense (benefit) related to securities	1,921	9,064	(856)	7,218
Income tax benefit related to pension liability	(158)		(53)

Comprehensive income (loss)	$(18,418)	$(5,674)	$(24,876)	$1,960

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

The following table presents information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

NINE MONTHS ENDED SEPTEMBER 30, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$107,350	$12,410		$119,760

Premiums earned	$100,153	$29,449		$129,602
Net investment income			$15,050	15,050
Realized investment losses			(4,264)	(4,264)
Other revenue			1,528	1,528

Total revenues	100,153	29,449	12,314	141,916
Losses and loss adjustment expenses	95,555	31,707		127,262
Underwriting and other operating expenses	21,001	17,532		38,533

Total expenses	116,556	49,239		165,795

Segment income (loss) before income taxes	$(16,403)	$(19,790)	$12,314	$(23,879)

Combined ratio	116.4%	167.2%		127.9%
Segment assets	$40,667	$285,032	$723,642	$1,049,341

NINE MONTHS ENDED SEPTEMBER 30, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$112,831	$128,249		$241,080

Premiums earned	$124,084	$111,293		$235,377
Net investment income			$24,903	24,903
Realized investment gains			5,379	5,379
Other revenue			1,396	1,396

Total revenues	124,084	111,293	31,678	267,055
Losses and loss adjustment expenses	137,269	107,803		245,072
Underwriting and other operating expenses	26,257	31,852		58,109
Interest expense			66	66

Total expenses	163,526	139,655	66	303,247

Segment income (loss) before income taxes	$(39,442)	$(28,362)	$31,612	$(36,192)

Combined ratio	131.8%	125.5%		128.8%
Segment assets	$176,098	$103,303	$737,139	$1,016,540

THREE MONTHS ENDED SEPTEMBER 30, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$9,683	$3,838		$13,521

Premiums earned	$32,843	$2,759		$35,602
Net investment income			$4,130	4,130
Realized investment losses			(8,191)	(8,191)
Other revenue / (expenses)			(492)	(492)

Total revenues	32,843	2,759	(4,553)	31,049
Losses and loss adjustment expenses	30,692	13,695		44,387
Underwriting and other operating expenses	7,849	1,406		9,255

Total expenses	38,541	15,101		53,642

Segment loss before income taxes	$(5,698)	$(12,342)	$(4,553)	$(22,593)

Combined ratio	117.4%	547.4%		150.7%
Segment assets	$40,667	$285,032	$723,642	$1,049,341

THREE MONTHS ENDED SEPTEMBER 30, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$8,553	$40,081		$48,634

Premiums earned	$38,730	$36,768		$75,498
Net investment income			$8,448	8,448
Realized investment gains			4,003	4,003
Other revenue			184	184

Total revenues	38,730	36,768	12,635	88,133
Losses and loss adjustment expenses	48,979	39,066		88,045
Underwriting and other operating expenses	7,703	10,459		18,162

Total expenses	56,682	49,525		106,207

Segment income (loss) before income taxes	$(17,952)	$(12,757)	$12,635	$(18,074)

Combined ratio	146.4%	134.7%		140.7%
Segment assets	$176,098	$103,303	$737,139	$1,016,540

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

Highlands Insurance Group

Between January 1, 2000, and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best Company (A.M. Best) rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical. In February 2002, the Texas Department of Insurance placed the principal HIG insurance company subsidiaries under its supervision while they voluntarily liquidated their claim liabilities.

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that at September 30, 2003, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $59.7 million and had established case loss reserves of $14.1 million, net of reinsurance. Incurred but not reported losses are expected to continue to emerge; however, the amount cannot be reasonably determined at this time. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date, and the Company would be entitled to indemnification of a portion of this loss from certain of the reinsurers of Highlands. The Company would also be subrogated to the rights of the policyholders as creditors of Highlands. The quarterly financial statement of Highlands filed with the Texas Department of Insurance as of June 30, 2003, showed $660.4 million in assets and policyholder surplus of $7.7 million.

Since 1994, Highlands and a number of other insurance companies have been defendants in an action in the Superior Court for the County of Los Angeles, California, brought by a corporation that installed and removed building materials containing asbestos, seeking to establish coverage for asbestos claims. The plaintiff subsequently entered a bankruptcy proceeding in which a statutory trust was created to fund asbestos claims. On August 1, 2003, the Los Angeles Superior Court, after a court and jury trial, entered a judgment against Highlands and other insurers totaling $190.7 million, of which Highlands’ share was $58.4 million. Highlands and the other insurers were ordered to immediately fund the trust in the amount of the judgment to cover potential future liabilities. The insurers have appealed this judgment to the California District Court of Appeal. Highlands also filed a petition in the appellate court for a judicial order that would in effect relieve Highlands from a requirement of posting an appellate bond in the amount of 150% of the judgment, or approximately $86.0 million. On November 4, 2003, the appellate court entered an order denying Highlands’ petition. Highlands filed a petition in the California Supreme Court for review of this decision, which was denied.

The effect of the November 4, 2003 appellate decision is that the plaintiff can now seek to execute on its $58.4 million judgment against Highlands, even though the appeal is pending. In its petition filed with the appellate court, Highlands disclosed that the Texas Department of Insurance had expressly denied Highlands’ request to post the appellate bond. Highlands further stated that the Texas Department of Insurance told Highlands that it would intervene to preserve Highlands’ assets in the event the plaintiff attempted to execute on its judgment. On November 6, 2003, the State of Texas obtained an order in the Texas District Court appointing the Texas Insurance Commissioner as the Receiver of Highlands and placing the Receiver in possession of all assets of Highlands. The order specifically enjoined various persons, including the plaintiff in the California action, from taking any action against the assets of Highlands. The order expressly provides that it does not constitute a finding of Highlands’ insolvency nor an authorization to liquidate Highlands. The ultimate impact to the Company of this additional regulatory action against Highlands, if any, is not currently determinable, but could be significant.

The California domiciled HIG subsidiary has been the subject of regulatory liquidation. On August 1, 2003, the Superior Court of for the County of Orange, California, upon an application filed by the California Insurance Commissioner, declared the California domiciled HIG insurance company subsidiary insolvent and appointed the Insurance Commissioner liquidator of the subsidiary. That subsidiary had established case loss reserves under the subject policies of approximately $450,000 at June 30, 2003.

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of September 30, 2003, letter of credit issuance under the facility was approximately $47.3 million. Securities with an aggregate fair market value of $52.0 million are pledged as collateral under the facility.

California Franchise Tax Board

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

8. STOCK-BASED COMPENSATION

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provision as defined in Financial Accounting Standards Board Statement (FASB) No. 123, Accounting of Stock-Based Compensation:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

(IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002	2003	2002

Net loss as reported	$(15,426)	$(22,508)	$(14,816)	$(11,445)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(941)	(917)	(244)	(428)

Pro forma net loss	$(16,367)	$(23,425)	$(15,060)	$(11,873)
Loss per share:
Basic–as reported	$(1.65)	$(2.41)	$(1.58)	$(1.22)
Basic–pro forma	$(1.75)	$(2.51)	$(1.61)	$(1.27)
Diluted–as reported	$(1.65)	$(2.41)	$(1.58)	$(1.22)
Diluted–pro forma	$(1.75)	$(2.51)	$(1.61)	$(1.27)

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 1.1% to 6.1%; dividend yields ranging from 0.66% to 2.72%; volatility factors of the expected market price of the Company’s common stock ranging from .273 to .871 and a weighted average expected life of the options ranging from three to ten years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages. The assumed reinsurance operations were significantly reduced in 2002. In December 2002, the Company entered into a quota share reinsurance transaction with GoshawK Reinsurance Limited (Goshawk Re), a Bermuda reinsurance subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based Lloyd’s underwriter (GoshawK), under which the Company ceded to GoshawK Re almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The effect of this transaction was to retrocede to GoshawK $129.3 million of premiums in 2002 and an additional $39.4 million of premium in the first nine months of 2003. The Company retains certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company will continue to participate in one Lloyd’s syndicate for the 2003 underwriting year. Other than total estimated written premiums of $23 million from this syndicate, the Company will have no significant premiums written or earned from assumed reinsurance after December 31, 2002.

Third Quarter Loss Attributable to GoshawK

The Company has had an ongoing relationship with GoshawK, a public company with the two business operations, Syndicate 102 at Lloyds in London (Syndicate 102) and Goshawk Re (a reinsurance company) in Bermuda. In 1999 the Company made a common stock investment in Goshawk of $12.9 million (currently representing 4.1%), of the outstanding shares of GoshawK. In addition, the Company participated through its assumed reinsurance segment in two treaties reinsuring Syndicate 102 for the 2000 and 2001 underwriting years. One treaty is a marine excess of loss reinsurance treaty and the other treaty was a quota share treaty covering Syndicate 102’s net retained business.

In late 2002, the Company ceded substantially all of the assumed reinsurance segment’s 2002 underwriting activity and a substantial portion of the 2001 underwriting activity to GoshawK Re on an unlimited loss basis.

In late September 2003, GoshawK announced that Syndicate 102 had incurred significant losses in its 2000, 2001, 2002 and 2003 years of account. The losses stemmed primarily from two programs initiated in 1999. The losses were so significant GoshawK announced it would need to raise capital in Syndicate 102 and was reviewing its strategic options. GoshawK reported that GoshawK Re and its operations would not be materially affected by the financial problems of Syndicate 102. On October 31, 2003, Syndicate 102 was required to stop writing new business and was placed in run-off by regulators at Lloyds. GoshawK stated it would focus its further efforts on its GoshawK Re Bermuda operations.

The sudden GoshawK financial deterioration produced a significant loss to the Company in the quarter ended September 30, 2003. The market of value of the Company’s 4.1% ownership interest in the GoshawK common stock declined materially and the Company wrote down its investment by $9.6 million to $3.3 million. The Company holdings of 7.2 million shares of common stock in GoshawK, had a market value of approximately $4.4 million based on the closing price on the London Stock Exchange on November 11, 2003. The Company also reported an assumed reinsurance loss of $8.5 million in the third quarter as its share of the increased losses reported in GoshawK Syndicate 102 under its two reinsurance treaties.

Goshawk Re has an A- rating from A.M. Best and the cession of business to GoshawK Re is on a funds withheld basis whereby premiums ceded under the contract are kept in trust to collateralize GoshawK Re’s obligations to the Company.

Reduction in A.M. Best Rating

A.M. Best is the leading rating organization for the insurance industry. Since October 7, 2002, the Company’s insurance company subsidiaries have held a rating of B+ (Very Good) from A.M. Best. This is the sixth highest of thirteen rating classifications and is the lowest classification that A.M. Best rates as “Secure.” A.M. Best assigns this rating to companies that in its view have a good ability to meet their ongoing obligations to policyholders.

On November 14, 2003, A.M. Best notified the Company that, after a review of the Company’s third quarter financial results, A.M. Best is reducing the Company’s rating one level to B (Fair). A.M. Best assigns this rating to companies that in its view have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best stated in its news release that the rating action reflects the Company’s weakened overall capitalization, poor operating results and ongoing exposure to further adverse loss development in its assumed reinsurance and non-core healthcare liability business.

This reduction may materially impact the Company’s ability to attract new insureds, and to retain existing policyholders, in its core California and Delaware medical malpractice insurance business, particularly larger medial group policyholders. The action may also adversely effect the Company’s ability to raise additional capital.

Forward Looking Statements

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE) and expectations concerning the Company’s ability to retain current insureds at profitable levels, expand its healthcare liability insurance business in its principal market, and successfully withdraw from its assumed reinsurance operations are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory changes, uncertainties of success and potential delays in rate approval proceedings, the level of ratings established by A.M. Best and other national rating organizations, the inherent uncertainty of loss and loss expense estimates in both the core business and discontinued non-core business (including the contingent liability related to Highlands), and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks, including statutory restrictions on dividends and other intercompany transactions within the Company’s holding structure. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – General,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the SCPIE Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated Operating Results

Total revenues were $141.9 million for the nine months ended September 30, 2003, a decrease of 46.9% from total revenues of $267.1 million for the same period in 2002. Premiums earned decreased to $129.6 million in the first nine months of 2003 from $235.4 million for the same period in 2002, a decrease of $105.8 million, of which $81.9 million of the reductions occurred from the assumed reinsurance segment and $23.9 million in the direct healthcare liability segment.

Net investment income decreased to $15.1 million for the nine months ended September 30, 2003, a decrease of 39.6% from $24.9 million a year ago. The reduction in investment income is a result of a reduction in invested assets and a significant reduction in the average rate of return on invested assets. The decline in average rate of return resulted from the sales and corresponding investment gains recorded in late 2002, principally the fourth quarter, to strengthen statutory surplus, and the lower rates achievable upon the reinvestment of sales proceeds in new securities. The average rate of return on invested assets was 3.4% and 4.7% for the nine months ended September 30, 2003 and 2002, respectively.

The net realized investment loss of $4.3 million includes the $9.6 million write down in the value of the Company’s investment in the common stock of GoshawK and a $2.5 million on loss on the sale of its real estate holdings. The Company received a $10.4 million, 7-year mortgage note and cash as part of the sale of its real estate holdings.

Total expenses were $165.8 million for the nine months ended September 30, 2003, a decrease of $137.4 million over total expenses of $303.2 million for the same period in 2002. The combined ratios were 127.9% and 128.8% for the nine months ending 2003 and 2002, respectively.

The Company recorded a net loss of $15.4 million for the nine months ended September 30, 2003 as compared to $22.5 million for the corresponding period in 2002.

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core business the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE	TOTAL

NINE MONTHS ENDED SEPTEMBER 30, 2003
Premiums written	$102,364	$4,986	$107,350

Premiums earned	$89,342	$10,811	$100,153
Losses and LAE incurred	80,996	14,559	95,555
Underwriting and other expenses	17,567	3,434	21,001

Underwriting loss	(9,221)	(7,182)	(16,403)
Loss ratio	90.7%	134.7%	95.4%
Expense ratio	19.7%	31.8%	21.0%

Combined ratio	110.4%	166.5%	116.4%

NINE MONTHS ENDED SEPTEMBER 30, 2002
Premiums written	$91,544	$21,287	$112,831

Premiums earned	$83,821	$40,263	$124,084

Losses and LAE incurred	74,232	63,037	137,269
Underwriting and other expenses	15,922	10,335	26,257

Underwriting loss	(6,333)	(33,109)	(39,442)

Loss ratio	88.6%	156.6%	110.6%
Expense ratio	19.0%	25.7%	21.2%

Combined ratio	107.6%	182.3%	131.8%

Core Business

Premiums written and earned increased 11.8% and 6.6%, respectively, in the nine months ended September 30, 2003 compared to the same period in 2002. Premiums written and earned increased primarily due to increases in schedule-rated or loss-rated large accounts.

The loss ratio (losses and LAE expenses related to premiums earned) for the nine months ended September 2003 was 90.7% compared to 88.6% in the same period in 2002. The increase in the loss ratio is due primarily to rising underlying cost trends between the periods.

The expense ratio (underwriting and other expenses related to premiums earned) increased to 19.7% in the nine months ended September 2003 from 19.0% in the same period in 2002. The increase is primarily attributable to increased non-acquisition expenses and the increasing proportion of core business in the total segment.

Non-Core Business

Premiums written decreased in the nine months ended September 30, 2003 to $5.0 million from $21.3 million for the same period in 2002. This resulted from a significant decline in the number of policies in the non-core business. Unearned premium related to the non-core business was $2.6 million as of September 30, 2003. After March 6, 2003, no new or renewal business was written in the non-core programs as the Company exited these markets. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The lower loss ratio in the nine months ended September 30, 2003 of 134.7% compared to 156.6% for the same period a year ago is the result of smaller development of prior reserves in the nine months ended September 30, 2003 versus the same period in 2002.

The expense ratio increased in the nine months ended September 30, 2003 versus 2002 as the Company now expenses acquisition costs as incurred in 2003 in light of the unprofitability of the non-core business that was previously deferred.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2003	2002

Premiums written	$12,410	$128,249

Premiums earned	$29,449	$111,293
Underwriting expenses
Losses	31,707	107,803
Underwriting and other operating expenses	17,532	31,852

Underwriting loss	(19,790)	(28,362)
Loss ratio	107.7%	96.9%
Expense ratio	59.5%	28.6%

Combined ratio	167.2%	125.5%

Premiums written decreased $115.8 million between the nine months ended September 2003 and the same period in 2002 because of reduction in programs for the 2003 underwriting year to one account and the cession of written premiums to GoshawK Re. The decrease in earned premium is a result of the decline in written premium.

The loss ratio increased in the nine months ended September 30, 2003 to 107.7% from 96.9% a year ago. 2003 was unfavorably impacted by adverse development on prior year reserves including Syndicate 102.

The GoshawK Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and National Association of Insurance Commissioners (NAIC) models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires GoshawK Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay GoshawK Re additional premium in excess of the base premium ceded of 14.3%. The additional premium reduced the nine months ended September 30, 2003 written and earned premium by $5.6 million.

The GoshawK Re reinsurance treaty has both prospective and retroactive elements as defined in FASB No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract. The retroactive accounting treatment required under FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contract.

The expense ratio was 59.5% in the nine months ended September 30, 2003 and 28.6% in the nine months ended September 30, 2002. The impact of the GoshawK Re additional premium as well as the retroactive treatment of a portion of the premium ceded to GoshawK Re added approximately 28.7 percentage points to the expense ratio for the nine months ended September 30, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated Operating Results

Total revenues were $31.0 million for the three months ended September 30, 2003, a decrease of 64.8% from total revenues of $88.1 million for the same period in 2002. Premiums earned decreased to $35.6 million in the third quarter of 2003 from $75.5 million for the same period in 2002, a decrease of $39.9 million, of which $34.0 million of the reductions occurred from the assumed reinsurance segment and $5.9 million in the direct healthcare liability segment.

Net investment income decreased to $4.1 million for the three months ended September 30, 2003, a decrease of 51.1% from $8.4 million a year ago. The reduction in investment income is a result of a reduction in invested assets and a significant reduction in the average rate of return on invested assets. The decline in average rate of return resulted from the sales and corresponding investment gains recorded in late 2002, primarily the fourth quarter, to strengthen statutory surplus, and the lower rates achievable upon the reinvestment of sales proceeds in new securities. The average rate of return on invested assets was 2.8%and 4.8% for the three months ended September 30, 2003 and 2002, respectively.

The net realized investment loss of $8.2 million includes the $9.6 million write down in the value of the Company’s investment in the common stock of GoshawK.

Total expenses were $53.6 million for the three months ended September 30, 2003, a decrease of $52.6 million over total expenses of $106.2 million for the same period in 2002. The combined ratios were 150.7% and 140.7% in the third quarter of 2003 and 2002, respectively.

The Company recorded a net loss of $14.8 million for the three months ended September 30, 2003 as compared to a net loss of $11.4 million for the corresponding period in 2002.

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core business the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE	TOTAL

THREE MONTHS ENDED SEPTEMBER 30, 2003
Premiums written	$9,784	$(101)	$9,683

Premiums earned	$31,059	$1,784	$32,843
Losses and LAE incurred	26,745	3,947	30,692
Underwriting and other expenses	7,468	381	7,849

Underwriting loss gain	(3,154)	(2,544)	(5,698)
Loss ratio	86.1%	221.2%	93.5%
Expense ratio	24.0%	21.4%	23.9%

Combined ratio	110.1%	242.6%	117.4%
THREE MONTHS ENDED SEPTEMBER 30, 2002
Premiums written	$3,875	$4,678	$8,553

Premiums earned	$29,757	$8,973	$38,730
Losses and LAE incurred	25,965	23,014	48,979
Underwriting and other expenses	4,662	3,041	7,703

Underwriting loss	(870)	(17,082)	(17,952)
Loss ratio	87.3%	256.5%	126.5%
Expense ratio	15.7%	33.9%	19.9%

Combined ratio	103.0%	290.4%	146.4%

Core Business

Premiums written and earned increased 152.5% and 4.4%, respectively, in the three months ended September 30, 2003 compared to the same period in 2002. Premiums written and earned increased primarily due to increases in loss experience rated policies. A large majority of the Company’s core business has a January 1, inception date and therefore most written premiums occur in the first quarter of a fiscal year.

The loss ratio (losses and LAE expenses related to premiums earned) for the third quarter 2003 was 86.1% compared to 87.3% in the third quarter 2002. The decrease in the loss ratio is due primarily to changes in loss development between the periods.

The expense ratio (underwriting and other expenses related to premiums earned) increased to 24.0% in the third quarter 2003 from 15.7% in the third quarter 2002. The increase is primarily attributable to extra expenses associated with the Company’s 2003 rate filing hearings and the higher proportion of core business written to the total segment written in 2003.

Non-Core Business

After March 6, 2003, no new or renewal business was written in the non-core programs as the Company exited these markets. The written premium represented the sale of tail endorsements where the underlying policy was expiring. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The lower loss ratio in the three months ended September 30, 2003 of 221.2% compared to 256.5% for the same period a year ago is the result of a small upward development of prior reserves in the third quarter of 2003 versus the upward development in 2002. The expense ratio decreased in the three months ended September 30, 2003 versus 2002 as all commission acquisition costs in 2003 were expensed previously.

As the non-core premium declines, the ratios become less meaningful.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment
	Underwriting Results
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2003	2002

Premiums written	$3,838	$40,081

Premiums earned	$2,759	$36,768
Underwriting expenses
Losses	13,695	39,066
Underwriting and other operating expenses	1,406	10,459

Underwriting loss	(12,342)	(12,757)
Loss ratio	496.4%	106.3%
Expense ratio	51.0%	28.4%

Combined ratio	547.4%	134.7%

Premiums written decreased $36.2 million between the third quarter 2002 and the third quarter 2003 because of reduction in programs for the 2003 underwriting year to one and the cession of written premiums to GoshawK Re. The decrease in earned premium is a result of the decline in written premium.

The loss ratio increased in the three months ended September 30, 2003 to 496.4% from 106.3% a year ago. 2003 had been unfavorably impacted by adverse development primarily related to Syndicate 102 as previously discussed.

The GoshawK Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and National Association of Insurance Commissioners (NAIC) models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires GoshawK to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay GoshawK Re additional premium in excess of the base premium ceded of 14.3%. The additional premium reduced the three months ended September 30, 2003 written and earned premium by $1.8 million.

The GoshawK Re reinsurance treaty has both prospective and retroactive elements as defined in FASB No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract. The retroactive accounting treatment required under FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contract.

The expense ratio was 51.0% in the three months ended September 30, 2003 and 28.4% in the three months ended September 30, 2002. The impact of the GoshawK Re additional premium as well as the retroactive treatment of a portion of the premium ceded to GoshawK added approximately 17.1 percentage points to the expense ratio in the second quarter 2003.

As the assumed reinsurance premiums decline, as well as the effect of retroactive accounting treatment for a portion of the GoshawK Re treaty on the expense ratio, the ratios become less meaningful.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 2003, the Company had negative cash flow from operations of $38.9 million compared to a negative cash flow of $5.4 million in 2002. The increase in negative cash flow in 2003 versus 2002 is primarily related to the decline in written premiums and claims payments associated with the non-core physician programs, which are now in run-off. The Company maintains sufficient liquidity in its investment portfolio to meet fluctuations in payment needs.

The Company invests its cash flow from operations in both fixed maturity securities and equity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and real estate to no more than 8% of the total market value of its investments. The Company’s portfolio of unaffiliated equity securities was $19.3 million at September 30, 2003. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that the insurance company subsidiaries are able to pay to SCPIE Holdings during 2003 without prior regulatory approval is approximately $15.6 million. As of September 30, 2003, no dividends had been paid by the insurance company subsidiary to SCPIE Holdings.

Common stock dividends paid to stockholders were $0.10 per share in the third quarter 2003. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company.

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

The Company invests its assets primarily in fixed-maturity securities, which at September 30, 2003 comprised 85.9% of total investments at market value. Corporate bonds represent 48.6% and U.S. government bonds represent 34.7% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 2.9% of total investments at market value. The other investment, which is comprised of a mutual fund investment that contains derivative instruments, accounts for 2.4% of total investments at market value. Mortgage note investments represent 1.6% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

At September 30, 2003, the carrying value of the investment portfolio included $16.2 million in net unrealized gains. At December 31, 2002, the investment portfolio included $19.6 million in net unrealized gains.

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

As required by the Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

NUMBER	DOCUMENT

10.1	The 2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc.
10.2	Form of Restricted Stock Agreement for Independent Directors for use under the 2003 Amended and Restated Equity Participation Plan of the Company.
31.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(b) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: November 14, 2003:	By:	/s/ DONALD J. ZUK

Donald J. Zuk President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ ROBERT B. TSCHUDY

Robert B. Tschudy Senior Vice President and Chief Financial Officer