Form 10-K
period 2003-12-31
SCPIE HOLDINGS INC
filed 2004-03-30
CIK 1013609

SCPIE HOLDINGS INC.

2003 FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 30, 2003, was $71,917,064 (based upon the closing sales price of such date, as reported by The Wall Street Journal).

The number of shares of the registrant’s Common Stock outstanding as of March 9, 2004, was 9,871,933.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 20, 2004 (only portions of which are incorporated by reference).

PART I

ITEM 1.    BUSINESS

GENERAL

SCPIE Holdings Inc. (the Company or SCPIE Holdings) is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is primarily a provider of medical malpractice insurance and related liability insurance products to physicians, oral surgeons, healthcare facilities and others engaged in the healthcare industry in California and Delaware. Previously, the Company had also been actively engaged in the medical malpractice insurance business and related products in other states and the assumed reinsurance business. During 2002 and 2003, the Company largely completed its withdrawal from the assumed reinsurance market and medical malpractice insurance outside of California and Delaware.

The Company conducts its insurance business through three insurance company subsidiaries. The largest wholly owned subsidiary, SCPIE Indemnity Company (SCPIE Indemnity), is licensed to conduct direct insurance business only in California, its state of domicile. American Healthcare Indemnity Company (AHI), domiciled in Delaware, is licensed to transact insurance in 47 states and the District of Columbia. American Healthcare Specialty Insurance Company (AHSIC), domiciled in Arkansas, is eligible to write policies as an excess and surplus lines insurer in 22 states and the District of Columbia. AHI and AHSIC are wholly owned subsidiaries of SCPIE Indemnity. All three companies generally have the right to participate in domestic and international reinsurance treaties. The Company also has an insurance agency subsidiary, SCPIE Insurance Services, Inc., two subsidiary corporations providing management services, a corporate reinsurance intermediary and a corporate member of Lloyd’s of London (Lloyd’s), SCPIE Underwriting Limited, which commenced operations in January 2001 as a member of Lloyd’s underwriting syndicates.

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

Primarily due to significant losses on medical malpractice insurance outside the state of California and assumed reinsurance business losses arising out of the September 11, 2001, World Trade Center terrorist attack, the Company incurred significant losses in the three fiscal years 2001, 2002 and 2003. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best Company (A.M. Best) and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to begin a withdrawal from all healthcare liability insurance markets outside of California and Delaware in 2002 and to enter into a 100% quota share reinsurance agreement in December 2002 to retrocede to another insurer the majority of reinsurance business written in 2002 and 2001. See “Information about Segments.”

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

The following tables set forth information concerning the Company’s revenues, operating income and identifiable assets attributable to each of its business segments for the years ended December 31, 2003, and 2002.

YEAR ENDED DECEMBER 31, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$128,589	$18,450		$147,039

Premiums earned	$131,460	$32,427		$163,887
Net investment income	—	—	$21,954	21,954
Realized investment gains	—	—	216	216
Other revenue	—	—	936	936

Total revenues	131,460	32,427	23,106	186,993
Losses and loss adjustment expenses	133,034	28,332	—	161,366
Other operating expenses	28,234	17,610	—	45,844

Total expenses	161,268	45,942	—	207,210

Segment income (loss) before income taxes	$(29,808)	$(13,515)	$23,106	$(20,217)

Combined ratio	122.7%	141.7%		126.5%
Segment assets	$28,042	$253,315	$709,893	$991,250

YEAR ENDED DECEMBER 31, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$138,901	$112,849		$251,750

Premiums earned	$163,519	$122,544		$286,063
Net investment income	—	—	$32,231	32,231
Realized investment gains	—	—	18,910	18,910
Other revenue	—	—	2,030	2,030

Total revenues	163,519	122,544	53,171	339,234
Losses and loss adjustment expenses	197,456	123,060	—	320,516
Other operating expenses	32,398	47,278	—	79,676
Interest expense	—	—	66	66

Total expenses	229,854	170,338	66	400,258

Segment income (loss) before income taxes	$(66,335)	$(47,794)	$53,105	$(61,024)

Combined ratio	140.6%	139.0%		139.9%
Segment assets	$105,689	$171,439	$786,638	$1,063,766

The direct healthcare liability insurance segment is comprised of core and non-core business components. Core business represents direct healthcare liability insurance business in California and Delaware excluding a dental program managed by Brown & Brown, Inc. (Brown & Brown), a national independent insurance agency, and hospital business. Non-core business represents direct healthcare liability business outside of California and Delaware (principally managed by Brown & Brown), the Brown & Brown dental program and all hospital business. The non-core business is in run-off and no new or renewal policies have been issued since March 6, 2003. The losses in the direct healthcare liability insurance segment in both 2002 and 2003 are principally attributable to losses and adverse loss development in the non-core business component. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The assumed reinsurance operations were significantly reduced in 2002 and 2003. In December 2002, the Company entered into a quota share reinsurance transaction with GoshawK Reinsurance Limited (Goshawk Re), a Bermuda reinsurance subsidiary of GoshawK Insurance Holdings plc (GoshawK), a publicly held London-based Lloyd’s underwriter. Under the agreement, the Company ceded to GoshawK Re almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The effect of this transaction was to retrocede to GoshawK Re $129.3 million of written premium in 2002 and $38.0 million of written premium in 2003. The Company retains certain losses related to the assumed reinsurance business, including those related to the World Trade Center terrorist attack, and the Company continues to participate in one Lloyd’s syndicate for the 2003 underwriting year. Other than net written premiums of $18.3 million from this syndicate in 2003, the Company had no significant net premiums written from prior year contracts.

On February 21, 2002, A.M. Best, the leading rating organization for the insurance industry, downgraded the financial strength rating of the Insurance Subsidiaries to B++ (Very Good) from A (Excellent). A.M. Best further downgraded the rating for the Insurance Subsidiaries from B++ to B+ (Very Good) on October 7, 2002. The primary reasons for the downgrades were the effect the losses for 2001 and 2002 had on the capitalization of the Company in relation to premiums written during 2001 and 2002 and the Company’s unsuccessful attempts to raise capital or enter into a significant reinsurance transaction prior to September 30, 2002. On November 14, 2003, A.M. Best further downgraded the financial strength rating of the Insurance Subsidiaries to B (Fair) with a negative outlook. The rating action followed the Company’s net loss in the third quarter of 2003. These downgrades could have a material adverse effect on the ability of the Company to maintain its volume of premiums written and earned. See “Risk Factors—Importance of A.M. Best Rating.”

DIRECT HEALTHCARE LIABILITY INSURANCE SEGMENT

Overview and Developments During 2003—Core Business—The Company has been a leading provider of medical malpractice insurance in California for many years. The Company’s share of the medical malpractice premiums written in California in 2002 (latest data available) was approximately 16.1% and the Company was the second largest writer in the state. In 2001, the Company undertook the insurance of physicians in Delaware through a single Delaware broker. During 2003, the Company had net premiums earned under policies issued to California insureds representing 99% of the total net premiums earned in the core business component of the direct healthcare liability insurance segment.

The Company has also developed and marketed ancillary liability insurance products for the healthcare industry including directors and officers liability insurance for healthcare entities, errors and omissions coverage for managed care organizations and billing errors and omissions coverage for the medical profession. These represent a small part of the Company’s business.

Overview and Developments During 2003—Non-Core Business

Hospital Programs—In 1996, the Company undertook an expansion plan that included products which offered comprehensive hospital and related liability coverages for large healthcare systems. From 1997 through 1999, the Company added more than 75 hospitals to its program. These policies were written through national and regional brokers and covered facilities in four states, in addition to California.

The Company encountered intense price competition in its large hospital and other healthcare facility writings. During 2000, the Company incurred material adverse loss experience under many of these policies, including policies issued to hospitals that subsequently left the Company for lower rates offered by other insurers. As a result, the Company declined to renew a number of its hospital policies or offered renewal only at substantially increased premium rates. At the beginning of 2001, the Company insured only 15 hospitals. The number was reduced to 10 hospitals insured as of December 31, 2001, and the last hospital policy expired in December 2002. The Company did not incur material losses in its hospital program during 2002 and 2003.

Physician Programs Outside of California and Delaware—The Company undertook a major geographic expansion in the physician and small medical group market through an arrangement with Brown & Brown, a large national independent insurance agency. This arrangement commenced January 1, 1998, and eventually encompassed nine states, the largest in terms of premium volume being Connecticut, Florida and Georgia. During 2000, the Company entered into a separate arrangement with Brown & Brown covering the California and Texas portion of a dental liability program developed by Brown & Brown. The Company also reinsured the entire risk of policies issued nationally by another insurer to oral and maxillofacial surgeons marketed by Brown & Brown.

In 2002 and 2003, the Company derived approximately 30% and 10.6% of its healthcare liability earned premium volume, respectively, from policies issued outside the states of California and Delaware (principally under the Brown & Brown and certain nonstandard physician programs). In 2001, the Company recognized that these programs were severely underpriced and implemented significant rate increases, averaging approximately 40% and 30% in 2001 and 2002, respectively, in its principal non-California markets, and immediately instituted more stringent underwriting and pricing guidelines. Despite the significant price increases and more stringent underwriting guidelines, the non-California and non-Delaware programs produced significant underwriting losses.

The Company and Brown & Brown agreed in March 2002 to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfied revised stringent underwriting standards. As of December 31, 2001, 2,997 policies were in force under the Brown & Brown program. That number was reduced to 813 and 379 policies as of December 31, 2002 and 2003, respectively. During 2002 and 2003, the Company had net premiums earned under the non-core healthcare liability programs of $47.4 million and $12.3 million, respectively and as of March 6, 2004, all policies had expired.

The non-core business produced underwriting losses of $53.8 million and $19.0 million in 2002 and 2003, respectively. During 2004, the Company will continue to concentrate its efforts on maintaining its core physician and medical group business in California and Delaware. The Company does not expect to initiate any significant new programs outside California during 2004.

Products

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. As a result of the Company’s withdrawal from certain segments of the healthcare insurance industry, the premiums earned are allocated between core and non-core business premiums. Core business represents California and Delaware business excluding the Brown & Brown dental program and hospital business. Non-core business represents other state business, all hospital liability and all premiums related to the Brown & Brown programs. The following table summarizes the premiums earned by product in the Company’s core and non-core businesses for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001

	(In Thousands)
Core Business:
Physician and medical group professional liability	$107,952	$107,090	$98,240
Healthcare provider and facility liability	8,393	6,393	6,206
Ancillary liability products	2,229	2,056	1,565
Other	574	587	536

Total core business	119,148	116,126	106,547
Non-Core Business:
Physician and medical group and dental professional liability	$12,092	$41,946	$43,177
Hospital liability	—	3,210	4,875
Healthcare provider and facility liability	7	1,398	1,078
Ancillary liability products	211	815	730
Other	2	24	35

Total non-core business	12,312	47,393	49,895

Total Premiums Earned	$131,460	$163,519	$156,442

Physician and Medical Group Liability—Professional liability insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by, or as a result of, the performance of patient treatment, failure to treat a patient and failure to diagnose a patient. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and may also include coverages for certain other “premises” liabilities that may arise in the non-professional operations of the medical practice, such as slip-and-fall accidents, and a limited defense reimbursement benefit for proceedings instituted by state licensing boards and other governmental entities.

The policy issued to medical groups and their physician members includes not only professional liability coverage and defense reimbursement benefits, but also substantially more comprehensive coverages for commercial general liability and employee benefit program liability and also provides a small medical payment benefit to injured persons. The business liability coverage included in the medical group policy includes coverage for certain employment-related liabilities and for pollution, which are normally excluded under a standard commercial general liability form. The Company also offers, as part of its standard policy forms for both sole and group practitioners, optional excess personal liability coverage for the insured physicians. Excess personal liability insurance provides coverage to the physician for personal liabilities in excess of amounts covered under the physician’s homeowner’s and automobile policies. The Company has developed a nonstandard program that may exclude business liability coverages.

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

Dental Liability—In 2000, the Company initiated dental liability insurance coverage primarily in Texas and California under a program developed by Brown & Brown. The program provides claims-made coverage to dentists and small dental groups. Brown & Brown marketed this program in other states through another insurance company. The Company withdrew from a significant portion of the program in July 2002 and ceased renewal of all policies under this program on March 6, 2003.

Hospital Liability—The Company wrote hospital liability insurance on both a claims-made and reported basis and a modified occurrence basis that, in effect, includes a combination of occurrence coverage and tail coverage for up to seven years after the policy terminates. The policy issued to hospitals provides protection for professional liabilities related to the operation of a hospital and its various staff committees, together with the same business liability, medical payments and employee benefit program liability coverages included in the policy for large medical groups. The Company has withdrawn from this market.

Healthcare Provider Liability/Healthcare Facility Liability—The Company offers its professional liability coverage to a variety of specialty provider organizations, including outpatient surgery centers, medical urgent care facilities, hemodialysis, clinical and pathology laboratories and, on a limited basis, hospital emergency departments. The Company also offers its professional liability coverage to healthcare providers such as chiropractors, podiatrists and nurse practitioners. These policies include the standard professional liability coverage provided to physicians and medical groups, with certain modifications to meet the special needs of these healthcare providers. The policies are generally issued on a claims-made and reported basis with the limits of liability up to those offered to larger medical groups. The limits of coverage under the current healthcare provider policies issued by the Company are between $1.0 million and $5.0 million per incident, subject to $3.0 million to $5.0 million aggregate policy limits.

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

The Company’s Marketing Department has approximately 15 employees who directly solicit prospective policyholders, maintain relationships with existing insureds and provide marketing support to brokers. The Company’s marketing efforts include sponsorship by local medical associations, educational seminars, advertisements in medical journals and direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

The Company attracts new physicians through special rates for medical residents and discounts for physicians just entering medical practice. In addition, the Company sponsors and participates in various medical group and healthcare administrator programs, medical association and specialty society conventions and similar programs that provide visibility in the healthcare community.

The Company’s current marketing emphasis is directed almost entirely toward California physicians and medical groups. The Company conducts its marketing efforts from its principal office in Los Angeles.

Underwriting

The Underwriting Department consists of a Senior Vice President in charge of Underwriting, three divisional underwriting managers, 12 underwriters and 13 technical and administrative assistants. The Company’s Underwriting Department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company. Certain of these underwriters specialize in underwriting managed care organizations and directors and officers’ liability products.

The Company performs a continuous process of reunderwriting its insured physicians, medical groups and healthcare facilities. Information concerning insureds with large losses, a high frequency of claims or unusual practice characteristics is developed through claims and risk management reports or correspondence.

Rates

The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the Company’s loss and loss adjustment expense (LAE) experience developed over the past 10 years and upon rates charged by its competitors. The Company has various rating classifications based on practice, location, medical specialty, limits and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed nonstandard programs for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for managed care organizations utilizing data publicly filed by other insurers, and based in part on its recent experience. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. The rates for directors and officers liability are developed using historical data publicly filed by other insurers, financial analysis and loss history. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

The Company has consistently instituted annual overall rate increases in California during the past 10 years ranging from approximately 3.5% to 10.6%. The Company filed for a 15.6% rate increase in California for 2003. The Foundation for Taxpayer and Consumer Rights, a California-based, non-profit education and advocacy organization, intervened in the ratemaking process, and the Department of Insurance commenced a hearing on the Company’s application on March 11, 2003, before an administrative law judge. The administrative law judge rendered her decision in late September 2003 and a rate increase of 9.9% was implemented on October 1, 2003. In Delaware, the Company implemented an approved rate increase of 34.9% in June 2003. The Company intends to file an application for a rate increase in California shortly after its 2003 data has been assembled and analyzed. The Company cannot predict what level of increase, if any, will be approved and when an approved increase can be implemented. See “Risk Factors—Rate Increases in California.”

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

The Claims Department staff includes a Senior Vice President in charge of Claims, unit managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The Claims Department staff consists of approximately 37 employees. The Company has unit managers and branch managers responsible for specific geographic areas, and additional units for specialty areas such as healthcare facilities, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

The Company vigorously defends its insureds against claims, but seeks to expediently resolve cases with high-exposure potential. The defense of a healthcare professional liability claim requires significant cooperation between the litigation supervisor or claims manager responsible for the claim and the insured physician. In certain states, the law requires that a healthcare professional liability claim cannot generally be settled without the consent of the insured. California law requires that the insurer report such settlements to a medical disciplinary board, and federal law requires that any claim payment, regardless of amount, be reported to a national data bank, which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees. Thus, the physician or other healthcare professional is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to his or her ability to practice. The Claims Department supervisor must be able to fully evaluate considerations of settlement or trial and to communicate effectively the Company’s recommendation to its insured. If the insured will not consent to a settlement offer, the Company may be exposed to a larger judgment if the case proceeds to trial.

The Company also maintains a risk management staff, including a department manager and three members. The Risk Management Department works directly with medical groups and individual insureds to improve their procedures in order to minimize the incidence of claims.

ASSUMED REINSURANCE SEGMENT

General

In August 1999, the Company established a separate Assumed Reinsurance Division under the direction of two senior officers. Net written premiums in the Assumed Reinsurance Segment decreased to $18.5 million in 2003 from $112.8 million in 2002 and $112.2 million in 2001.

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

The principal reinsurance programs include casualty, property, accident and health and workers’ compensation programs and a marine program. Almost all the accident and health and workers’ compensation programs in which the Company participates involve pro rata treaties produced by a single source, Reinsurance Management Group, Summit, New Jersey, in which the Company has a 20% ownership interest. Reinsurance Management Group is a specialist underwriting management firm writing various forms of accident and health reinsurance risks. In 1999, the Company purchased approximately 9.5% of the outstanding common stock of GoshawK. During the first quarter of 2004, the Company sold its GoshawK common stock holdings.

In addition to the foregoing programs, in 2001 the Company formed SCPIE Underwriting Limited, a limited liability corporate underwriting syndicate member at Lloyd’s, which provided underwriting capacity to three syndicates during 2001 and 2002. In 2003, SCPIE Underwriting Limited reduced underwriting capacity to one syndicate.

Divestiture of Most Ongoing Reinsurance Operations

The Company suffered significant 2001 losses in non-California healthcare operations and in its assumed reinsurance operations from the World Trade Center terrorist attack. These losses impacted the capital adequacy ratios under the A.M. Best and NAIC capital adequacy models and resulted in the reduction in the A.M. Best rating assigned to the Insurance Subsidiaries. The Company unsuccessfully attempted to raise additional capital during the first six months of 2002 to provide capital to support the rapidly growing written premiums in the assumed reinsurance operations and to improve the Company’s A.M. Best rating. In the latter part of 2002, the Company focused its efforts on divesting the assumed reinsurance operations and thereby reducing its overall capital requirements. The Company engaged in ongoing discussions with a number of companies to accomplish the divestiture through one or more reinsurance transactions.

In December 2002, the Company entered into a 100% quota share reinsurance agreement with GoshawK Re, under which the Company ceded almost all of its assumed unearned reinsurance premiums as of June 30, 2002, for the 2001 and 2002 underwriting years, and almost all of its assumed reinsurance premiums written after that date for those underwriting years. The effect of this transaction was to divest the Company of almost all of its ongoing assumed reinsurance business. $129.3 million of written premiums in 2002 and $38.0 million of written premiums in 2003 were ceded under the treaty. This treaty relieved the Company of significant written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

Under the terms of the treaty with GoshawK Re, there are no limitations on the amount of losses recoverable by the Company, and the treaty includes a profit-sharing provision if the combined ratio calculated on the base premium ceded is below 100.0%. The treaty requires GoshawK Re to reimburse the Company for its acquisition and administrative expenses attributable to the premium ceded. The Company is required to pay GoshawK Re additional premium in excess of the base premium ceded of 14.3%. The additional premium reduced earned premium by $18.5 million in 2002 and $5.5 million in 2003.

The GoshawK Re reinsurance treaty has both prospective and retroactive elements as defined in Financial Accounting Standards Board Statement (FASB) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long- Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery period. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract.

There are certain losses not included in the treaty with GoshawK Re, including any World Trade Center losses. Further, the treaty does not involve the assumption of any earned premium or losses attributable to periods prior to June 30, 2002, which remain the responsibility of the Company. GoshawK incurred significant losses in 2003, which affected the Company (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”). These losses did not materially affect GoshawK Re.

Ongoing Assumed Reinsurance Operations

During 2003, the Company participated in one Lloyd’s reinsurance syndicate that specializes in underwriting medical professional liability excess insurance. The Company provided 90% of the syndicate’s capital capacity. The Company’s decision to continue to support this syndicate was primarily due to the attractive increases in reinsurance rates in this segment of the market as well as the significant capital costs involved in running off the business if the syndicate was terminated.

The two senior officers in charge of the reinsurance division continue to administer the ongoing treaty and to review and administer all claims under existing treaties that remain the responsibility of the Company. This includes the review of individual excess of loss treaty claims and the conduct of periodic audits of claims under pro rata treaties.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE) RESERVES

The determination of loss reserves is a projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Included in its claims history are losses and LAE paid by the Company in prior periods and case reserves for anticipated losses and LAE developed by the Company’s Claims Department as claims are reported and investigated. Actuaries rely primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss cost trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made. See “Risk Factors—Loss and LAE Reserves.”

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

The Company utilizes its internal actuarial staff, reports received from ceding insurers under assumed reinsurance contracts and independent consulting actuaries in establishing its reserves. The Company’s internal actuarial staff reviews reserve adequacy on a quarterly basis. The Company’s independent consulting actuaries review the Company’s reserves for losses and LAE at the end of each fiscal year and prepare a report that includes a recommended level of reserves. The Company considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates, in establishing the amount of its reserves for losses and LAE. The Company continually refines reserve estimates as experience develops and further claims are reported and resolved. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. Medical malpractice and assumed reinsurance insurance are lines of business for which the initial loss and LAE estimates may be adversely impacted by events occurring long after the reporting of the claim. Such events include sudden severe inflation or adverse judicial or legislative decisions in medical malpractice insurance and the inherent long reporting delays in assumed reinsurance.

The Company’s loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

DECEMBER 31,	2003	2002	2001

	(In Thousands)
Reserves for losses and LAE at beginning of year	$650,671	$576,636	$429,700
Less reinsurance recoverables	85,930	74,246	40,151

Reserves for losses and LAE, net of related reinsurance recoverable, at beginning of year	564,741	502,390	389,549

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	169,474	303,296	290,649
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	(8,108)	17,220	13,824

Incurred losses during the year, net of reinsurance	161,366	320,516	304,473

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	18,424	47,258	36,006
Prior years	173,528	210,907	155,626

Total payments during the year, net of reinsurance	191,952	258,165	191,632

Reserve for losses and LAE, net of related reinsurance recoverable, at end of year	534,155	564,741	502,390
Reinsurance recoverable for losses and LAE, at end of year	108,891	85,930	74,246

Reserves for losses and LAE, gross of insurance recoverable, at end of year	$643,046	$650,671	$576,636

The increase during 2002 and 2001 in estimated losses and LAE for claims occurring in prior years was primarily attributable to the significant adverse loss experience encountered during 2002 and 2001 in the assumed reinsurance and the non-core direct healthcare liability insurance businesses. The decrease during 2003 in estimated losses and LAE for claims occurring in prior years was principally attributable to favorable loss experience in the core direct healthcare liability insurance and assumed reinsurance businesses partially offset by adverse development in the non-core healthcare liability insurance programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 2003 to be $100,000 was first reserved in 1993 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1993 through 2003 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

YEAR ENDED DECEMBER 31,	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

	(In Thousands)
Loss and LAE reserves	$472,129	$449,566	$446,627	$440,302	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741	$534,155
Liability reestimated as of:
One year later	411,915	391,733	386,872	387,094	339,673	389,893	359,954	403,374	519,610	556,633
Two years later	363,562	337,441	337,760	301,795	283,276	351,238	356,298	402,559	510,274
Three years later	315,712	304,063	264,813	259,022	250,962	341,763	338,196	397,129
Four years later	293,711	254,004	236,609	237,059	243,561	329,588	342,176
Five years later	262,879	239,372	221,537	236,363	237,487	329,172
Six years later	254,502	231,129	221,014	235,919	239,389
Seven years later	248,522	230,799	220,566	236,434
Eight years later	246,889	230,194	220,266
Nine years later	246,526	230,060
Ten years later	246,400
Cumulative (redundancies) deficiencies	(225,729)	(219,506)	(226,361)	(203,868)	(194,052)	(121,900)	(62,681)	7,580	7,884	(8,108)
Cumulative amount of liability paid through:
One year later	121,106	109,481	101,844	118,307	107,748	156,913	148,891	155,626	210,907	173,528
Two years later	192,519	170,603	170,932	181,116	179,016	246,835	238,718	273,680	319,076
Three years later	217,484	202,660	195,265	207,141	204,773	279,629	281,048	319,636
Four years later	231,794	213,431	207,454	217,460	216,448	299,106	304,588
Five years later	237,272	221,409	211,934	222,307	223,540	309,809
Six years later	241,904	224,555	213,257	227,782	228,007
Seven years later	242,736	224,882	216,121	230,648
Eight years later	242,875	226,524	216,651
Nine years later	243,304	227,001
Ten years later	243,620

Net reserves—December 31					433,441	451,072	404,857	389,549	502,390	564,741	534,155
Reinsurance Recoverables					21,529	24,898	45,007	40,151	74,246	85,930	108,891

Gross reserves					$454,970	$475,970	$449,864	$429,700	$576,636	$650,671	$643,046

Prior to 2000, the Company consistently experienced favorable development in loss and LAE reserves established for prior years. The Company believes that the favorable loss and LAE reserve development resulted from four factors: (i) the Company’s conservative approach of establishing reserves for medical malpractice insurance losses and LAE; (ii) the continuing benefits from the Medical Injury Compensation Reform Act (MICRA), the California tort reform legislation that was declared constitutional in a series of decisions by the California Supreme Court in the mid-1980s; (iii) benefits from California legislation requiring matters in litigation to proceed more expeditiously to trial; and (iv) improved results from a restructuring of the Company’s internal claims process. The Company believes, based on its analysis of annual statements filed with state regulatory authorities, that its principal California competitors experienced similar favorable loss and LAE reserve development in those years.

The Company’s reserve analysis (and the independent consulting actuaries’ analysis) began to exhibit less variability related to the core California healthcare liability business from 1999 forward as the effects of the items mentioned in the preceding paragraph were reflected in the historical loss and LAE data which is the foundation of actuarial estimates. As this variability decreased, the Company’s estimates, although still considered conservative, were inherently less conservative than before.

With the Company’s growth in non-core healthcare liability business outside of California and the assumed reinsurance business after 1999, the reserve estimation process became inherently more volatile. The healthcare liability business outside of California did not have the benefits of MICRA-type tort reform and assumed reinsurance business is, by its nature, extremely volatile.

During 2000, the Company experienced adverse loss development in prior year reserves for hospitals which resulted in less favorable loss development in 2000 than in prior years. In 2001 and 2002, the Company experienced its first deficiencies in its loss reserves for prior years. These deficiencies were due to significant adverse loss experience encountered in the assumed reinsurance and non-core direct healthcare liability insurance businesses. The adverse development in assumed reinsurance was principally the result of upward development in 2002 on September 11, 2001, terrorist attack losses. The adverse reserve development in non-core healthcare liability insurance in 2001 and 2002 was primarily attributable to a sharp increase in the severity and frequency of large claims. This sharp increase in large claim costs was not projected by the Company’s internal and independent actuaries at that time. Based upon the Company’s knowledge of claim severity outside of California, and the current medical malpractice insurance crisis situation in several states, the Company believes that most medical malpractice insurance writers experienced a similar sharp increase in severity and frequency of large claims.

During 2003, the Company experienced favorable development in its core direct healthcare liability insurance loss and LAE reserves. The Company also experienced some improvement in its assumed reinsurance reserves. The non-core business, particularly in the Brown & Brown program, continued to produce deficiencies in the run-off of claims included in prior year loss reserves, which partially offset the favorable developments in the core and assumed reinsurance businesses.

Because the medical malpractice liability insurance product generally has high limits ($1.0 to $3.0 million), and relatively low frequency, an increase in the frequency of large losses creates great variability in the reserve estimation process. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company’s ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company’s financial statements. If the Company’s reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company’s financial condition or results of operations.

CEDED REINSURANCE PROGRAMS

The Company follows customary industry practice by reinsuring a portion of its healthcare liability insurance risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 2003, the Company ceded $16.7 million of its healthcare liability earned premiums to reinsurers.

For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident for its physician and medical group policies and had various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of allocated loss adjustment expenses (LAE). For hospital coverage, the Company reinsured 90% of all losses incurred above a

$1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retained the first $2.0 million of losses and LAE per incident and the reinsurers covered losses in excess of this amount up to $70.0 million. For 2001, the Company retained the first $1.25 million of losses and LAE, and retention for non-hospital business was reduced to $1.25 million per incident. For both 2002 and 2003, the Company retained approximately the first $2.0 million of losses and LAE per incident for both physician and hospital coverages up to $20.0 million. The Company also had additional coverage in 2002 and 2003 for approximately 92% and 84%, respectively, of the losses in excess of $20.0 million up to $50.0 million. In addition, the Company was responsible for a blended annual aggregate deductible of $1.75 million, $3.2 million and $3.0 million, respectively, in 2001, 2002 and 2003, for losses in excess of the Company’s retentions. The Company’s reinsurance arrangement for 2004 is the same as 2003 except that reinsurance above $20.0 million has been discontinued.

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

In general, reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd’s to avoid concentrations of credit risk. The GoshawK 100% quota-share reinsurance agreement includes a trust fund arrangement to guarantee the collection of losses ceded under the treaty. The following table identifies the Company’s most significant reinsurers based upon premiums ceded by the Company and their A.M. Best ratings as of December 31, 2003. No other single reinsurer’s percentage participation in 2003 exceeded 3% of total reinsurance premiums ceded.

	PREMIUMS CEDED FOR YEAR ENDED DECEMBER 31, 2003	RATING (1)	PERCENTAGE OF PREMIUMS CEDED

	(In Thousands)
GoshawK Re (Bermuda)	$44,479	A-	64%
Arch Reinsurance (Bermuda)	$9,161	A-	12%
Hannover Ruckversicherungs	$7,944	A	11%
Lloyd’s of London Syndicates	$6,290	A-	9%

(1)	All ratings are assigned by A.M. Best.

The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company’s reinsurers to meet their obligations. Should future events cause the Company to determine adjustments in the amounts recoverable from reinsurance are necessary, such adjustments would be reflected in the results of current operations.

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

	DECEMBER 31, 2003		DECEMBER 31, 2002
	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST	FAIR VALUE

	(In Thousands)
Fixed-maturity securities:
U.S. government and agencies	$195,564	$198,284	$234,424	$244,804
Mortgage-backed and asset-backed	95,206	95,541	63,293	64,286
Corporate	260,024	260,316	225,799	229,585

Total fixed-maturity securities	550,794	554,141	523,516	538,675
Common stocks	15,766	20,543	29,758	34,237

Total	$566,560	$574,684	$553,274	$572,912

The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. The Company’s investment portfolio of fixed-maturity securities consists primarily of intermediate-term, investment-grade securities. The Company’s investment policy provides that fixed-maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company’s fixed-maturity investments at December 31, 2003:

TYPE/RATING OF INVESTMENT (1)	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE

	(In Thousands)
AAA (including U.S. government and agencies)	$307,415	$310,607	56.1%
AA	58,741	57,969	10.5%
A	148,533	148,799	26.8%
BBB	36,105	36,766	6.6%

	$550,794	$554,141	100.0%

(1)	The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc. were used.

The following table sets forth certain information concerning the maturities of fixed-maturity securities in the Company’s investment portfolio as of December 31, 2003:

	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE

	(In Thousands)
Years to maturity:
One or less	$7,083	$7,078	1.3%
After one through five	195,188	198,563	35.8%
After five through ten	236,430	236,054	42.6%
After ten	16,887	16,905	3.1%
Mortgage-backed and asset-backed securities	95,206	95,541	17.2%

Totals	$550,794	$554,141	100.0%

The average weighted maturity of the securities in the Company’s fixed-maturity portfolio as of December 31, 2003, was 5.2 years. The average duration of the Company’s fixed-maturity portfolio as of December 31, 2003, was 4.3 years.

The Company maintains cash and highly liquid short-term investments, which at December 31, 2003, totaled $62.1 million.

The following table summarizes the Company’s investment results for the three years ended December 31, 2003, 2002 and 2001:

FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001

	(In Thousands)
Average invested assets (includes short-term cash investments)(1)	$660,769	$702,053	$701,076

Net investment income:
Before income taxes	21,954	32,231	35,895
After income taxes	14,334	21,814	25,469

Average annual yield on investments:
Before income taxes	3.3%	4.6%	5.1%
After income taxes	2.2%	3.1%	3.6%

Net realized investment gains
Before income taxes	216	18,910	5,707
After income taxes	141	12,292	3,710

Net increase (decrease) in unrealized gains (losses) on all investments after income taxes	$(7,484)	$10,637	$3,669

(1)	Includes fixed-maturity securities at amortized cost and equities at market.

The Company recognized significant capital gains in 2002 and to a lesser extent in 2003 primarily to generate statutory surplus to improve its capital adequacy ratios. In addition, the Company moved its portfolio entirely into taxable securities over the 2002-2003 time frame to maximize its cash income based on its current tax position.

COMPETITION

The California physician professional liability insurance market is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies and a physician-owned mutual protection trust for physician and medical group insureds. Each company is soliciting insureds in Southern California, the Company’s primary area of operations, and each has offered competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, large commercial insurance companies actively compete in this market, particularly for larger medical groups, hospitals and other healthcare facilities. The Company has considered its A.M. Best rating to be extremely important to its ability to compete. On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating to B++ (Very Good) and on October 7, 2002, further reduced the Insurance Subsidiaries’ rating to B+ (Very Good). On November 14, 2003, A.M. Best, after a review of the Company’s third quarter financial results, further reduced the Insurance Subsidiaries’ rating to B (Fair) with a negative outlook. See “A.M. Best Rating” for a description of potential impact of these reductions. See also “Risk Factors—Importance of A.M. Best Rating.”

The Company encountered similar competition from local doctor-owned insurance companies and commercial companies in the other states in which it operated, principally under the Brown & Brown program. In Delaware, where the Company continues to operate, the Company competes principally through its relationship with a Delaware broker, who has considerable and long-standing relationships with Delaware physician insureds.

In the assumed reinsurance markets, the Company competed with numerous international and domestic reinsurance and insurance operations. The reduction in the Company’s A.M. Best rating below an “A-” level made it extremely difficult for the Company to compete in the assumed reinsurance business. The Company had only one ongoing treaty in 2003. See “Assumed Reinsurance Segment.”

REGULATION

General

Insurance companies are regulated by government agencies in each state in which they transact insurance. The extent of regulation varies by state, but the regulation usually includes: (i) regulating premium rates and policy forms; (ii) setting minimum capital and surplus requirements; (iii) regulating guaranty fund assessments; (iv) licensing companies and agents; (v) approving accounting methods and methods of establishing statutory loss and expense reserves; (vi) establishing requirements for and limiting the types and amounts of investments; (vii) establishing requirements for the filing of annual statements and other financial reports; (viii) conducting periodic statutory examinations of the affairs of insurance companies; (ix) approving proposed changes of control; and (x) limiting the amounts of dividends that may be paid without prior regulatory approval. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

Licenses

SCPIE Indemnity, AHI and AHSIC are licensed in their respective states of domicile—California, Delaware and Arkansas. AHI is also licensed to transact insurance and reinsurance in 47 states and the District of Columbia. This permits ceding company clients to take credit on their regulatory financial statements for reinsurance ceded to AHI in jurisdictions in which it is authorized as a reinsurer. AHSIC is licensed to write policies as an excess and surplus lines insurer in 22 states. SCPIE Indemnity is not licensed in any jurisdiction outside of California.

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

Insurance Guaranty Associations

Most states, including California, require admitted property and casualty insurers to become members of insolvency funds or associations that generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary by state, and California permits a maximum assessment of 2% of annual premiums written by a member in that state during the preceding year. However, such payments are recoverable by law through policy surcharges.

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

At December 31, 2003, the authorized control level RBC of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2003, SCPIE Indemnity exceeded this threshold by $47.6 million. If the Company continues to incur material losses, the Company could fall below this threshold.

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

Prior Approval of Rates and Policies

Pursuant to the California Insurance Code, the Insurance Subsidiaries must submit rating plans, rates, and certain policies and endorsements to the Insurance Commissioner for prior approval. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms or manuals if the Insurance Commissioner does not approve these items. AHI is similarly required to make policy form and rate filings in most of the other states to permit the Company to write medical malpractice insurance in these states. AHSIC is required in many states to obtain approval to issue policies as a non-admitted excess and surplus lines insurer, but it is typically not required to obtain rate approvals.

The Insurance Subsidiaries filed for a 15.6% rate increase in California for 2003. The Foundation for Taxpayer and Consumer Rights, a California-based non-profit education and advocacy organization, intervened in the rate making process and the Department of Insurance commenced a rate hearing on March 11, 2003, related to this matter. The administrative law judge overseeing the hearing recommended a 9.9% increase and the Insurance Commissioner upheld the ruling. The rate increase was implemented on October 1, 2003. The Company filed for an overall 8.9% rate increase in California for 2004 and the same foundation, as allowed under Proposition 103, challenged this increase. The Insurance Subsidiaries withdrew their applications in order to avoid another lengthy and costly hearing. The Company believes its rate requests were fully justified and supported by its filings and plans to file another application for a rate increase during 2004 after 2003 data is accumulated and analyzed. The Company cannot anticipate at what level or when any future rate increase will be implemented.

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

Medical Malpractice Reports

The Company has been required to report detailed information with regard to settlements or judgments against its California physician insureds in excess of $30,000 to the Medical Board of California, which has responsibility for investigations and initiation of proceedings relating to professional medical conduct in California. Since January 1, 1998, all judgments, regardless of amount, must be reported to the Medical Board, which now publishes on the Internet all judgments reported and in the future will publicize certain settlements above $30,000. In addition, all payments must also be reported to the federal National Practitioner Data Bank and such reports are accessible by state licensing and disciplinary authorities, hospital and other peer review committees and other providers of medical care. A California statute also requires that defendant physicians must consent to all medical professional liability settlements in excess of $30,000, unless the physician waives this requirement. The Company’s policy provides the physician with the right to consent to any such settlement, regardless of the amount, but that either party may submit the matter of consent to a medical review board. In virtually all instances, the Company must obtain the consent of the insured physician prior to any settlement.

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

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted by Congress to ultimately simplify the healthcare administrative process. HIPAA contains a variety of provisions, including privacy rules designed to maintain the confidentiality of “protected health information,” which became effective on April 14, 2003. Protected health information includes, among other things, medical and billing records relating to medical care provided by the Company’s insureds and loss descriptions and other information relating to medical liability claims asserted by patients against such insureds. The Company has developed various documents and procedures for use with its insureds and vendors to safeguard this information from disclosure and use not permitted under HIPAA.

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

For a number of years, the Insurance Subsidiaries received an A.M. Best rating of A (Excellent), the third highest of thirteen rating classifications. On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating two levels to B++ (Very Good), and on October 7, 2002, A.M. Best further reduced the Company’s rating to B+ (Very Good). On November 14, 2003, A.M. Best, after a review of the Company’s third quarter financial results, further reduced the Insurance Subsidiaries’ rating to B (Fair) with a negative outlook. A rating of B (Fair) is the seventh highest of the A.M. Best rating classifications and is the highest classification A.M. Best rates as “Vulnerable.” A.M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.

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

The Insurance Subsidiaries participate in a pooling arrangement and each of the Insurance Subsidiaries has been assigned the same “pooled” “B (Fair)” A.M. Best rating based on their consolidated performance.

EMPLOYEES

As of December 31, 2003, the Company employed 157 persons. None of the employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of March 9, 2004, are as follows:

NAME	AGE	POSITION

Donald J. Zuk	67	President, Chief Executive Officer and Director
Ronald L. Goldberg	52	Senior Vice President, Underwriting
Patrick S. Grant	61	Senior Vice President, Marketing
Joseph P. Henkes	54	Secretary and Senior Vice President, Operations and Actuarial Services
Robert B. Tschudy	55	Senior Vice President and Chief Financial Officer
Edward G. Marley	43	Vice President and Chief Accounting Officer
Donald P. Newell	66	Senior Vice President, General Counsel and Director
Timothy C. Rivers	55	Senior Vice President, Assumed Reinsurance
Margaret A. McComb	59	Senior Vice President, Claims

Donald J. Zuk became Chief Executive Officer of the Company’s predecessor in 1989. Prior to joining the Company, he served 22 years with Johnson & Higgins, insurance brokers. His last position there was Senior Vice President in charge of its Los Angeles Health Care operations, which included the operations of the Company’s predecessor. Mr. Zuk is a director of BCSI Holdings Inc., a privately held insurance company.

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

Patrick S. Grant has been with the Company since 1990, serving initially as Vice President, Marketing. He was named Senior Vice President, Marketing in 1992. Prior to joining the Company, he served 20 years with Johnson & Higgins, insurance brokers. His last position there was Vice President, Professional Liability. Mr. Grant has worked on Company operations since 1976.

Joseph P. Henkes has been with the Company since 1990, serving initially as Vice President, Operations and Actuarial Services. He was named Senior Vice President, Operations and Actuarial Services in 1992. Prior to joining the Company, he served three years with Johnson & Higgins, insurance brokers, where his services were devoted primarily to the Company. He has been an Associate of the Casualty Actuarial Society since 1975 and a member of the American Academy of Actuaries since 1980.

Edward G. Marley joined the Company in December 2001 as Vice President and Controller. He was named Chief Accounting Officer in 2003. Prior to that time, he spent 14 years with CAMICO Mutual Insurance Company where he served as Chief Financial Officer, Secretary and Treasurer.

Margaret A. McComb has been with the Company since 1990. Prior to joining the Company, she served 14 years with Johnson & Higgins, insurance brokers. She assumed management responsibility for the Claims Department in 1985. Ms. McComb was named Senior Vice President in May 2002.

Donald P. Newell joined the Company in January 2001. Prior to that time, he was a partner at the law firm of Latham & Watkins in San Diego, California. Mr. Newell has worked on matters for the Company since 1975. Mr. Newell is a director of Mercury General Corporation, a publicly held personal lines insurance company.

Timothy C. Rivers has been with the Company since August 1999. Prior to that time, he spent 17 years with Guy Carpenter & Company, a reinsurance brokerage subsidiary of Marsh McLennan, and a predecessor business, Willcox & Company. Mr. Rivers has worked on reinsurance matters for the Company since 1985.

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

Almost all of the Company’s 2004 premiums written will be generated in California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in California, particularly Southern California.

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

The results of this expansion effort have been disappointing. During 2000, the Company encountered severe adverse loss experience under its hospital policies, and has entirely withdrawn from this market. In 2001 and 2002, the Company incurred similar unacceptable losses in its principal physician and medical group programs outside California. The Company terminated its relationship with Brown & Brown and ceased issuing and renewing all policies under this program as of March 6, 2003. In addition, the Company ceased renewing nonstandard insureds outside California. By early March 2004, all policies had expired under these programs. The Company may continue to incur material losses under both these programs, as it continues to settle and adjudicate claims under policies and tail coverage issued in these programs.

The Company has one continuing non-California program for physicians and medical groups and may consider adding programs on a selective basis in the future. The Company cannot predict whether this remaining program will be successful or whether the Company will have the opportunity to add such programs, and, if so, whether any additional program will be successful.

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

The availability of healthcare liability insurance, or the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the healthcare liability industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the healthcare liability insurance industry in California and nationally has faced a soft insurance market. Although the Company and many experts believe California currently is a hard insurance market, there can be no assurance as to whether or when industry conditions will improve or the extent to which any improvement in industry conditions may improve the Company’s financial condition and results of operations.

Competition

The Company competes with numerous insurance companies in the California market. The Company’s principal competitors for physicians and medical groups in California consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians’ mutual protection trust, which levies assessments primarily on a “claims paid” basis. In addition, commercial insurance companies compete for the medical malpractice insurance business of larger medical groups and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 2002, the Company instituted overall rate increases in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company lost some of its policyholders, in part due to its rate increases. In 2003, the Company’s rates became more competitive, as its requested rate increase for that year was delayed until the fourth quarter. In October 2003, the Company instituted an average 9.9% rate increase for California physicians and medical groups. The effect of this rate increase on the Company’s ability to retain and expand its healthcare liability insurance business in California is uncertain. The Company believes its rates remain generally competitive with those of other companies, after giving effect to this rate increase.

In addition to pricing, competitive factors may include policyholder dividends, financial stability, breadth and flexibility of coverage and the quality and level of services provided.

The Company has considered its A.M. Best rating to be extremely important to its ability to compete in its markets, particularly in its assumed reinsurance segment. On February 21, 2002, A.M. Best reduced the Company’s rating two classifications from A (Excellent) to B++ (Very Good) and subsequently reduced the Company’s rating to B+ (Very Good) on October 7, 2002. On November 14, 2003, A.M. Best further reduced the Company’s rating to B (Fair) with a negative outlook after a review of the Company’s third quarter financial results. This reduction could aversely affect the Company’s ability to attract and retain policyholders in California and Delaware. See “Importance of A.M. Best Rating.”

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

The inherent uncertainty is greater for healthcare liability reserves where a longer period may elapse before a definite determination of ultimate claim liability is made, and where the judicial, political and regulatory climates are changing. Healthcare liability claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as healthcare liability may be slow to appear, and accordingly, the Company’s reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. In addition, assumed reinsurance reserves are based primarily on reports received by the Company from the underlying ceding insurers. Ultimate losses in the assumed reinsurance business may take years to be reported through the reinsurance system.

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

Rate Increases in California

In September 2002, the Company filed an application with the California Department of Insurance for a rate increase for physicians and medical groups of approximately 15.6%, effective January 1, 2003. A self-styled consumer group objected to this proposed rate increase in November 2002, and requested a hearing on the application. The Department granted a hearing pursuant to state procedural rules. The hearing commenced on March 11, 2003, before an administrative law judge. The administrative law judge rendered her decision for a 9.9% increase and the California Insurance Commissioner upheld her ruling. The Company implemented the rate increase in the fourth quarter 2003. In September 2003, the Company filed another application for a rate increase of approximately 8.9%, effective January 1, 2004. The consumer group requested a hearing on the application in November 2003. In December 2003, in order to avoid another lengthy and costly hearing, the Company withdrew its application.

The Company plans to file an application for an additional rate increase in California promptly after year-end 2003 data is accumulated and analyzed. The Company may encounter objections and delays in obtaining approval of the requested change. If this request or future rate requests are denied or significantly reduced, or if there are substantial delays in implementing a favorable decision, the Company’s operations could be adversely affected.

Necessary Capital and Surplus

The Insurance Subsidiaries have historically operated with ratios of net written premiums to statutory capital and surplus (policyholder surplus) of approximately 1 to 1, which the Company considers to be an appropriate measure of safety for the combination of insurance segments in which it writes. At the end of 2002, this ratio was 1.61 to 1. As a result of the decreases in 2003 net premiums written in the non-core direct healthcare liability insurance written outside of California and in the assumed reinsurance business, the ratio improved to 1.06 to 1 at December 31, 2003. Based on the Company’s expected premium writings in 2004, the ratio of net written premiums to statutory capital and surplus is expected to slightly improve. The other primary measure affecting financial strength ratios is the net reserves-to-statutory surplus ratio. At the end of 2003, this ratio was 3.8 to 1, which is higher than the 3.0 to 1 standard generally followed in the industry. As the non-core healthcare liability reserves and the assumed reinsurance reserves are reduced in 2004 due to claim payments and settlements, this ratio should improve. However, if the unexpected losses and loss reserve increases the Company has experienced in recent years continue, this ratio might not improve or could worsen, in which case the Company’s ability to write policies at its current levels could be limited. Moreover, if these and similar leverage ratios do not improve, the Insurance Subsidiaries’ ratings from A.M. Best may not improve and if they worsen, the Insurance Subsidiaries’ ability to write business would be further reduced. In addition, at December 31, 2003, the Company’s principal insurance subsidiary, SCPIE Indemnity, exceeded minimum requirements of an NAIC risk-based capital threshold (requiring some regulatory attention) by $47.6 million. If the Company incurs additional material losses, the Company could fall below this threshold. Any of the events discussed above could have a material adverse effect on the Company’s financial condition and results of operations.

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

Importance of A.M. Best Rating

A.M. Best ratings are an increasingly important factor in establishing the competitive position of insurance companies. The rating reflects A.M. Best’s opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. Prior to 2002, each of the Insurance Subsidiaries held an A (Excellent) rating from A.M. Best. This is the same rating held by the Company’s principal competitors in the healthcare liability insurance market in California.

On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating to B++ (Very Good) and further reduced the Insurance Subsidiaries’ rating to B+ (Very Good) on October 7, 2002 and to B (Fair) with a negative outlook on November 14, 2003. This puts the Insurance Subsidiaries at a competitive disadvantage with its principal California competitors. The Insurance Subsidiaries rely heavily on their longstanding policyholder relations and reputation in California, and compete principally on this basis in the California market. The Insurance Subsidiaries have not currently experienced a significant loss of business because of this A.M. Best rating; however, competitors could use their rating advantage to attract some of the Insurance Subsidiaries’ policyholders. If the Insurance Subsidiaries continue to encounter the adverse loss experience they have seen in recent years, the Insurance Subsidiaries’ A.M. Best rating may be further reduced, which could have a material adverse effect on the Insurance Subsidiaries’ ability to continue to write policies in some segments of the market.

Ceded Reinsurance

The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company’s ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Although the Company anticipates that it will continue to be able to obtain such reinsurance on reasonable terms, there can be no assurance that this will be the case. In the past few years, the Company experienced a number of large paid losses under its healthcare liability insurance policies that were in excess of the limits of insurance retained by the Company and thus were borne by the reinsurers. In addition, the September 11, 2001, terrorist attack has reduced capacity and increased rates in the reinsurance market generally.

The Company is subject to a credit risk with respect to its reinsurers because reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer’s inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company. See “Business—Ceded Reinsurance Programs.”

Assumed Reinsurance Market Exposure

Between 1999 and 2002, the Company rapidly expanded its assumed reinsurance operations. Treaties include professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages on a worldwide basis. During 2001, 2002 and 2003, assumed reinsurance premiums earned were $79.5 million, $122.5 million and $32.4 million, respectively on treaties in existence. Ultimate loss experience for the Assumed Reinsurance Division is based primarily on reports received by the Company from the underlying ceding insurers. As a result, many losses take years to be reported through the reinsurance system. Actual experience could materially exceed or be less than reserve estimates. Although significant protection is afforded the Company under the GoshawK treaty, excessive loss development, especially for the 2000 underwriting year or the September 11, 2001, terrorist attack, could adversely affect the Company’s results of operations and financial conditions. A major insurance coverage dispute continues with respect to whether the September 11, 2001 terrorist attack constitutes one or more than one “occurrence” under the applicable primary and excess policies. If the attack is determined to be more than one occurrence, the Company could incur additional material losses, which are not determinable at this time.

Highlands Insurance Group Contingent Liability

Between January 1, 2000, and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical. In February 2002, the Texas Department of Insurance placed the principal HIG insurance company subsidiaries under its supervision while HIG voluntarily liquidated their claim liabilities.

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that at December 31, 2003, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $65.0 million and had established case loss reserves of $12.5 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses range from $6.7 million to $10.0 million for a total loss and loss expense reserve of $19.2 million to $22.5 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of the reinsurers of Highlands. The quarterly financial statement of Highlands filed with the Texas Department of Insurance as of September 30, 2003, showed $660.4 million in assets and policyholder surplus of $5.2 million.

On November 6, 2003, the State of Texas obtained an order in the Texas District Court appointing the Texas Insurance Commissioner as the permanent Receiver of Highlands and placing the Receiver in possession of all assets of Highlands. The order specifically enjoined various persons, including the plaintiff in a California asbestos action (against Highlands and other insurers) who had obtained a $57.4 million judgment against Highlands, from taking any action against the assets of Highlands. The order expressly provided that it did not constitute a finding of Highlands’ insolvency nor an authorization to liquidate Highlands. On December 1, 2003, however, the State of Texas filed an application to liquidate Highlands, to forestall certain actions taken by the plaintiff in the California action to perfect a judgment lien on certain assets of Highlands. The State of Texas alleged that these actions would make it unfeasible to rehabilitate Highlands. The California plaintiff has disputed these allegations and filed an opposition to the entry of any liquidation order. A hearing on the application for liquidation was scheduled for March 9, 2004 in the Texas District Court. On February 27, 2004, the State of Texas and the California plaintiff filed a stipulation with the Texas court postponing the liquidation hearing to no earlier than August 9, 2004. If an order of liquidation is ultimately entered and becomes final, the Company would likely be required to assume Highlands’ then remaining obligations under the subject policies.

The California domiciled HIG subsidiary has been the subject of regulatory liquidation. On August 1, 2003, the Superior Court of the County of Orange, California, upon an application filed by the California Insurance Commissioner, declared the California domiciled HIG insurance company subsidiary insolvent and appointed the Insurance Commissioner liquidator of the subsidiary. That subsidiary had established case loss reserves under the subject policies of $900,000 at December 31, 2003.

The ultimate impact to the Company of these regulatory actions against Highlands, is not currently determinable, but could be significant.

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

The Risk-Based Capital rules provide for different levels of regulatory attention depending on the amount of a company’s total adjusted capital compared to its various RBC levels. At December 31, 2003, each of the Insurance Subsidiaries’ RBC exceeded the threshold requiring the least regulatory attention. At December 31, 2003, SCPIE Indemnity exceeded this threshold by $47.6 million. If the Company continues to incur material losses, the Company could fall below this threshold.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol “SKP.” The following table shows the price ranges per share in each quarter, during the last two years:

	HIGH	LOW

2002
First quarter	$29.43	$16.98
Second quarter	$16.70	$6.08
Third quarter	$6.02	$3.80
Fourth quarter	$7.15	$4.00
2003
First quarter	$7.16	$5.93
Second quarter	$10.45	$6.53
Third quarter	$11.02	$7.63
Fourth quarter	$15.55	$8.82
2004
First quarter (January—March 9)	$8.63	$7.08

On March 9, 2004, the closing price of the Company’s common stock was $8.63.

Stockholders of Record

The approximate number of stockholders of record of the Company’s Common Stock as of March 9, 2004, was 5,300.

Dividends

SCPIE Holdings paid cash dividends on its common stock of $0.40 per share in both 2002 and 2003. In March 2004, the Board of Directors suspended its quarterly dividends. The continued payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any 12-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or statutory net income for the calendar year preceding the date the dividend is paid. Under these restrictions, neither AHI nor AHSIC may pay a dividend during 2004 to SCPIE Indemnity without regulatory approval. SCPIE Indemnity paid no dividends in 2003 to SCPIE Holdings and is entitled to pay dividends in 2004 of up to approximately $14.0 million to SCPIE Holdings. See “Business—Regulation—Regulation of Dividends from Insurance Subsidiaries” and “Note 6 to Consolidated Financial Statements.”

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001	2000	1999

	(In Thousands, except per share data)
INCOME STATEMENT DATA:
Net premiums written	$147,039	$251,750	$280,807	$208,203	$153,896

Premiums earned	$163,887	$286,063	$235,935	$176,502	$153,192
Net investment income	21,954	32,231	35,895	34,152	37,697
Realized investment gains and other revenue	1,152	20,940	7,909	1,602	423

Total revenues	186,993	339,234	279,739	212,256	191,312

Losses and loss adjustment expenses	161,366	320,516	304,473	152,602	122,780
Other operating expenses	45,844	79,676	64,732	36,483	29,310
Interest expenses	—	66	1,416	780	25

Total expenses	207,210	400,258	370,621	189,865	152,115

Income (loss) before federal income taxes	(20,217)	(61,024)	(90,882)	22,391	39,197
Federal income taxes (benefit)	(7,411)	(22,642)	(32,906)	5,120	9,295

Net income (loss)	$(12,806)	$(38,382)	$(57,976)	$17,271	$29,902

BALANCE SHEET DATA:
Total investments and cash and cash equivalents	$647,179	$719,106	$724,087	$701,664	$678,734
Total assets	991,250	1,063,766	977,646	854,645	813,192
Total liabilities	787,062	836,600	718,258	538,104	518,492
Total stockholders’ equity	204,188	227,166	259,388	316,541	294,700
ADDITIONAL DATA:
Basic earnings (loss) per share of common stock(1)	$(1.37)	$(4.12)	$(6.22)	$1.84	$2.63
Diluted earnings (loss) per share of common stock(1)	$(1.37)	$(4.12)	$(6.22)	$1.84	$2.62
Dividends per share of common stock	$0.40	$0.40	$0.40	$0.40	$0.32
Book value per share	$21.79	$24.34	$27.85	$33.92	$30.98
GAAP ratios:
Loss ratio	98.5%	112.0%	129.1%	86.4%	80.2%
Expense ratio	28.0%	27.9%	27.4%	20.7%	19.1%
Combined ratio	126.5%	139.9%	156.5%	107.1%	99.3%
Statutory capital and surplus	$140,216	$155,785	$181,916	$249,261	$265,459

(1)	Basic earnings (loss) per share of common stock at December 31, 2003, 2002, 2001, 2000 and 1999 are computed using the weighted average number of common shares outstanding during the year of 9,352,070, 9,322,249, 9,333,425, 9,375,735, and 11,383,592, respectively. Diluted earnings per share of common stock at December 31, 2003, 2002, 2001, 2000 and 1999 are computed using the weighted average number of common shares outstanding during the year of 9,352,070, 9,322,249 9,333,425, 9,382,494, and 11,403,081, respectively. For further discussion of basic earnings per share and diluted earnings per share, see the “Note 11 to Consolidated Financial Statements.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements include the accounts and operations of SCPIE Holdings Inc. and subsidiaries.

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

OVERVIEW

SCPIE Holdings is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is primarily a provider of medical malpractice insurance and related liability insurance products to physicians, healthcare facilities and others engaged in the healthcare industry in California and Delaware. Previously, the Company had also been actively engaged in the medical malpractice insurance business and related products in other states and the assumed reinsurance business. During 2002 and 2003, the Company largely completed its withdrawal from the assumed reinsurance market and medical malpractice insurance outside of California and Delaware.

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001, World Trade Center terrorist attack, the Company incurred significant losses in the three fiscal years 2001, 2002 and 2003. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best Company (A.M. Best) and National Association of Insurance Commissioners (NAIC) capital adequacy models has required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to begin a withdrawal from all healthcare liability insurance markets outside of California and Delaware in 2002 and to enter into a 100% quota share reinsurance agreement in December 2002 to retrocede to another insurer the majority of reinsurance business written in 2002 and 2001.

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

Loss and Loss Adjustment Expense Reserves

Unpaid losses and loss adjustment expenses are comprised of case reserves for known claims, incurred but not reported reserves for unknown claims and any potential development for known claims, and reserves for the cost of administration and settlement of both known and unknown claims. Such liabilities are established based on known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishing appropriate reserves is an inherently uncertain process; the ultimate liability may be in excess of or less than the amount provided. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made. The Company utilizes both its internal actuarial staff and independent consulting actuaries in establishing its reserves. The Company does not discount its loss and loss adjustment expense reserves.

The Company had a growing volume of assumed reinsurance between 1999 and 2002. Assumed reinsurance is a line of business with inherent volatility. Ultimate loss experience for the assumed reinsurance operation is based primarily on reports received by the Company from the underlying ceding insurers. Many losses take several years to be reported through the system. The Company relies heavily on the ceding entity’s, especially Lloyd’s syndicates, estimates of ultimate incurred losses. Ceding entities, representing over 65% of the reinsurance assumed business for the 1999 to 2003 underwriting years (based on gross written premiums), submit reports to the Company containing ultimate incurred loss estimates reviewed by independent or internal actuaries of the ceding entities. These reported ultimate incurred losses are the primary basis for the Company’s reserving estimates. In other cases, the Company relies on its own internal estimates determined primarily by experience to date, individual knowledge of the specific reinsurance contract, industry experience and other actuarial techniques to determine reserve requirements.

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. A 1% difference in the ultimate value of reserves, net of reinsurance recoverable, would decrease or increase future pretax earnings by $5.3 million.

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

Investments

The Company considers its fixed maturity and equity securities as available-for-sale securities. Available-for-sale securities are available to be sold in response to a number of issues, including the Company’s liquidity needs, changes in market interest rates and investment management strategies, among others. During the fourth quarters of 2002 and 2003, the Company sold significant amounts of its available-for-sale securities to increase surplus for statutory accounting purposes. In late 2001 and 2002, the Company began to shift the character of its investment income to fully taxable in recognition of the Company’s current tax position. Available-for-sale securities are recorded at fair value. The related unrealized gains and losses, net of income tax effects, are excluded from net income and reported as a component of stockholders’ equity.

The Company evaluates the securities in its available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors the Company considers in the evaluation of our investments are:

•	the extent to which the market value of the security is less than its cost basis;

•	the length of time for which the market value of the security has been less than its cost basis;

•	the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuers’ industry and geographical region, to the extent that information is publicly available; and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

A decline in the fair value of an available-for-sale security below cost that is judged to be other than temporary is realized as a loss in the current period and reduces the cost basis of the security.

Income taxes

At December 31, 2003, the Company had $43.7 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $13.9 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. In relation to the net operating loss carryforward, the Company has been historically profitable except for the last three years because of losses primarily related to the non-core healthcare liability and assumed reinsurance operations. Since those operations are now in run-off, the Company believes it should return to a position of taxable income, thus utilizing the net operation loss carryforward.

The Company’s estimate of future taxable income used the same assumptions and projections as in their internal financial projections. These projections are subject to uncertainties primarily related to future underwriting results. If the Company’s results are not as profitable as expected, the Company may be required in future periods to record a valuation allowance for all or a portion of the deferred income tax assets. That requirement would reduce the Company’s earnings.

RESULTS OF OPERATIONS—THREE YEAR COMPARISON

Direct Healthcare Liability Insurance—Background

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

In 2001, 2002 and 2003, the Company derived approximately 29%, 31% and 11% of its healthcare liability earned premium volume, respectively, from policies issued outside the state of California, principally under the Brown & Brown and nonstandard physician programs. In 2001, the Company recognized that these programs were seriously underpriced and implemented significant premium increases, averaging approximately 40% and 30% in 2001 and 2002, respectively, in its principal non-California markets. The Company also immediately instituted more stringent underwriting and pricing guidelines in these states. Despite the significant price increases and more stringent underwriting guidelines, the non-California programs produced significant underwriting losses in 2001, 2002 and 2003.

The Company and Brown & Brown agreed in early 2002 to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfied the stringent underwriting standards. The Company applied these same standards to the nonstandard physician policies renewed outside California. As of December 31, 2001, 2,997 policies were in force related to the Brown & Brown program. That number was reduced to 813 and 379 policies as of December 31, 2002 and 2003, respectively. The Company issued no new nonstandard physician policies outside of California in 2002 or 2003.

During 2004, the Company will continue to concentrate its efforts on maintaining its core physician and medical group business in California and Delaware. The Company does not expect to initiate any significant new programs outside California during 2004.

Assumed Reinsurance—Background

The Company rapidly expanded its assumed reinsurance operations after the formation of the division in late 1999. Written premiums were $18.5, $112.8, and $112.2 million, respectively for 2003, 2002 and 2001. Earned premiums, which lag behind written premiums, were $32.4, $122.5, and $79.5 million, respectively for 2003, 2002 and 2001. Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages.

Ultimate loss experience in this segment is based primarily on reports received by the Company from the underlying ceding insurers. Actual losses may take several years to be reported through the system. In 2001, the unprecedented September 11, 2001, terrorist attack materially impacted the results in this segment. The Company identified losses of $19.6 million, net of reinsurance benefit as of December 31, 2001, and a further $15.4 million and $7.2 million in losses has been recorded in 2002 and 2003, respectively.

The Company significantly reduced its assumed reinsurance operations in 2002 and 2003 due to the adverse impact on its capital and surplus from the World Trade Center losses and losses incurred in healthcare insurance outside California. In addition, in February 2002, A. M. Best reduced the Insurance Subsidiaries ratings to B++ (Very Good) from A (Excellent), reflecting the rating agency’s view of the Company’s decline in financial strength and operating performance at that time. Many ceding companies and companies in assumed reinsurance syndicates are reluctant to deal with insurers whose ratings are below A-, which made it more difficult for the Company to remain in the assumed reinsurance market. The assumed reinsurance operations were significantly reduced in 2003.

During 2002, the Company pursued various financial alternatives to improve its capital position, including a complete or partial divestiture of its assumed reinsurance operations. In December 2002, the Company entered into a quota share reinsurance transaction with GoshawK Reinsurance Limited (Goshawk Re), a Bermuda reinsurance subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based Lloyd’s underwriter (GoshawK), under which the Company ceded to GoshawK Re almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The effect of this transaction was to retrocede to GoshawK $129.3 million of written premium in 2002 and $38.0 million of written premium in 2003. The Company retains certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company continues to participate in one Lloyd’s syndicate for the 2003 underwriting year. The GoshawK Re treaty relieved the Company of underwriting leverage in 2002 and 2003 and improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. Other than net written premiums of $18.3 million from the Lloyd’s syndicate in 2003, the Company had no significant net premiums written from prior year contracts.

Results of Operations

The following tables present the Company’s results of operations before taxes:

YEAR ENDED DECEMBER 31, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$128,589	$18,450		$147,039

Premiums earned	$131,460	$32,427		$163,887
Net investment income	—	—	$21,954	21,954
Realized investment gains	—	—	216	216
Other revenue	—	—	936	936

Total revenues	131,460	32,427	23,106	186,993
Losses and loss adjustment expenses	133,034	28,332	—	161,366
Other operating expenses	28,234	17,610	—	45,844

Total expenses	161,268	45,942	—	207,210

Segment income (loss) before income taxes	$(29,808)	$(13,515)	$23,106	$(20,217)

Loss ratio	101.2%	87.4%		98.5%
Underwriting ratio	21.5%	54.3%		28.0%
Combined ratio	122.7%	141.7%		126.5%

YEAR ENDED DECEMBER 31, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$138,901	$112,849		$251,750

Premiums earned	$163,519	$122,544		$286,063
Net investment income	—	—	$32,231	32,231
Realized investment gains	—	—	18,910	18,910
Other revenue	—	—	2,030	2,030

Total revenues	163,519	122,544	53,171	339,234
Losses and loss adjustment expenses	197,456	123,060	—	320,516
Other operating expenses	32,398	47,278	—	79,676
Interest expense	—	—	66	66

Total expenses	229,854	170,338	66	400,258

Segment income (loss) before income taxes	$(66,335)	$(47,794)	$53,105	$(61,024)

Loss ratio	120.8%	100.4%		112.0%
Underwriting ratio	19.8%	38.6%		27.9%
Combined ratio	140.6%	139.0%		139.9%

YEAR ENDED DECEMBER 31, 2001	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

	(In Thousands)
Premiums written	$168,600	$112,207		$280,807

Premiums earned	$156,442	$79,493		$235,935
Net investment income	—	—	$35,895	35,895
Realized investment gains	—	—	5,707	5,707
Other revenue	—	—	2,202	2,202

Total revenues	156,442	79,493	43,804	279,739
Losses and loss adjustment expenses	220,311	84,162	—	304,473
Other operating expenses	45,820	18,912	—	64,732
Interest expense			1,416	1,416

Total expenses	266,131	103,074	1,416	370,621

Segment income (loss) before income taxes	$(109,689)	$(23,581)	$42,388	$(90,882)

Loss ratio	140.8%	105.9%		129.1%
Underwriting ratio	29.3%	23.8%		27.4%
Combined ratio	170.1%	129.7%		156.5%

Direct Healthcare Liability Insurance Segment

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. As a result of the Company’s withdrawal from certain segments of the healthcare industry, the premiums earned are allocated between core and non-core premium. Core premium represents California and Delaware business excluding the Brown & Brown dental program and hospital business. Non-core business represents business related to the Brown & Brown programs, other state non-standard physician programs and hospital programs including those in California. The following table summarizes by core and non-core business the underwriting results of the direct healthcare liability insurance segment for the periods indicated.

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE	TOTAL

YEAR ENDED DECEMBER 31, 2003
Premiums written	$123,251	$5,338	$128,589

Premiums earned	$119,148	$12,312	$131,460
Losses and LAE incurred	105,530	27,504	133,034
Underwriting expenses	24,402	3,832	28,234

Underwriting loss	$(10,784)	$(19,024)	$(29,808)
Loss ratio	88.6%	223.4%	101.2%
Expense ratio	20.5%	31.1%	21.5%
Combined ratio	109.1%	254.5%	122.7%
YEAR ENDED DECEMBER 31, 2002
Premiums written	$116,984	$21,917	$138,901

Premiums earned	$116,126	$47,393	$163,519
Losses and LAE incurred	105,852	91,604	197,456
Underwriting expenses	22,786	9,612	32,398

Underwriting loss	$(12,512)	$(53,823)	$(66,335)
Loss ratio	91.2%	193.3%	120.8%
Expense ratio	19.6%	20.3%	19.8%
Combined ratio	110.8%	213.6%	140.6%
YEAR ENDED DECEMBER 31, 2001
Premiums written	$111,655	$56,945	$168,600

Premiums earned	$106,547	$49,895	$156,442
Losses and LAE incurred	112,024	108,287	220,311
Underwriting expenses	21,749	24,071	45,820

Underwriting loss	$(27,226)	$(82,463)	$(109,689)
Loss ratio	105.2%	217.1%	140.8%
Expense ratio	20.4%	48.2%	29.3%
Combined ratio	125.6%	265.3%	170.1%

Core Business

Premiums written for the core direct healthcare liability insurance business increased 5.4% and 4.8%, in 2003 and 2002, respectively, as average rate increases of 2.5% and 8.4% in 2003 and 2002, respectively, were partially offset by a decline in the number of insureds. Premiums earned in the core business increased 2.6% and 9.0% in 2003 and 2002, respectively, primarily due to rate increases. The Company has historically had a high renewal rate in its core business. The renewal rates of insureds who were offered renewal was 92% in both 2003 and 2002. The Company primarily loses insureds due to underwriting actions taken by the Company, insureds moving to competitors, leaving their practice, retiring or joining a health facility which provides for their insurance. These losses are offset by new sales activities. The core business policies inforce were 11,137 policies, 11,530 policies and 11,731 policies at year end 2003, 2002 and 2001, respectively.

The loss ratio for 2003 was 88.6% compared to a loss ratio of 91.2% for 2002. The change in loss ratio reflected increases in average claim costs offset by a decline in the frequency of claims and the effect of the average rate increases on earned premiums.

The underwriting expense ratio increased from 19.6% in 2002 to 20.5% in 2003. The primary reason for the change was additional expenses connected with the rate approval hearing and regulatory triennial audit expenses in excess of amounts previously accrued. The expense ratio decreased in 2002 compared to 2001, primarily due to a smaller proportion of the core business being written through general agencies, thus decreasing commission expenses.

Non-Core Business

Premiums written decreased in 2003 to $5.3 million from $21.9 million in 2002 and $56.9 million in 2001. This resulted from significant average rate increases of 40% and 30% in 2001 and 2002, respectively, being offset by even more significant declines in the number of insureds from 2,997 at December 31, 2001, to 813 and 379 insureds at December 31, 2002 and 2003, respectively. The increases in rates and the significant decline in insureds resulted from the Company’s actions taken to mitigate the significant losses arising from this business. After March 6, 2003, as the Company exited these markets, no new or renewal business was written in the non-core programs. Premium earned in the non-core direct healthcare liability insurance business decreased as the Company withdrew from states other than California and Delaware and its hospital program wound down.

The loss ratio in 2003 of 223.4% compared to 193.3% in 2002 is the result of continued deterioration and additional upward development in loss reserves for prior years of $7.5 million in 2003. In addition, general increases in average claim costs continued to rise for the non-core business.

The underwriting expense ratio increased in 2003 versus 2002 as the 2002 ratio was artificially low due to expensing of previously deferred acquisition costs in 2001 in light of the unprofitability of the non-core business. The underwriting expense ratio changed from 48.2% in 2001 to 20.3% in 2002 and 31.1% in 2003. No acquisition costs related to non-core business were deferred in 2003 or 2002.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated.

	Assumed Reinsurance Segment Underwriting Results
FOR THE YEAR ENDED DECEMBER 31,	2003	2002	2001

Premiums written	$18,450	$112,849	$112,207

Premiums earned	$32,427	$122,544	$79,493
Underwriting expenses
Losses	28,332	123,060	84,162
Underwriting and other operating expenses	17,610	47,278	18,912

Underwriting loss	$(13,515)	$(47,794)	$(23,581)
Loss ratio	87.4%	100.4%	105.9%
Expense ratio	54.3%	38.6%	23.8%
Combined ratio	141.7%	139.0%	129.7%

The Assumed Reinsurance Segment declined 84% in 2003, as the full effect of the retrocession to GoshawK Re took effect. The 2002 premiums written for the assumed reinsurance segment were essentially unchanged from 2001, as premiums were ceded under the GoshawK Re treaty in the fourth quarter 2002. Premiums earned decreased to

$32.4 million in 2003 from $122.5 million in 2002 and $79.5 million in 2001 because of reduction in treaty programs to one account and the cession of premiums written to GoshawK Re.

The loss ratio declined in 2003 to 87.4% from 100.4% in 2002 and 105.9% in 2001. The 2003, 2002 and 2001 loss ratios were impacted by 22.2, 12.6 and 24.7 percentage points, respectively, because of the World Trade Center terrorist attack.

The underwriting and other operating expense ratio was 54.3% in 2003 and 38.6% in 2002 and 23.8% in 2001. The underwriting and other operating expense ratio increased in 2003 over 2002 as premiums decreased in relation to fixed expenses. The underwriting and other operating expense ratio increased in 2002 over 2001, primarily because of the GoshawK transaction expenses discussed below.

The December 2002 GoshawK Re treaty ceded effectively all of the unearned premium and future reported premium after June 30, 2002, for the assumed business written for underwriting years 2001 and 2002 by the Company ($129.3 million in 2002 and $38.0 million in 2003). The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires GoshawK Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay GoshawK Re additional premium in excess of the base premium ceded of 14.3% or an estimated $27.5 million. The additional premium reduced 2003 and 2002 earned premium by $5.5 and $18.5 million, respectively, and will reduce 2004 earned premium by an estimated $3.5 million.

The GoshawK Re reinsurance treaty has both prospective and retroactive elements as defined in Financial Accounting Standards Board Statement (FASB) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract.

The retroactive accounting treatment required under FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contract. The charge related to the cession of the unearned premium as of July 1, 2002, and ceded premium written in the third quarter is included in operating expenses in the Assumed Reinsurance Segment. The charge and placement fees amounted to $15.4 million in 2003 and $18.4 million in 2002. The retroactive accounting treatment accounted for 9.4 and 6.4 percentage points of the expense ratio in 2003 and 2002, respectively.

September 30, 2003 Loss Attributable to GoshawK

The Company has had an ongoing relationship with GoshawK and its two business operations, Syndicate 102 at Lloyd’s of London (Syndicate 102) and GoshawK Re (a reinsurance company) in Bermuda. In 1999, the Company made a common stock investment in GoshawK of $12.9 million (representing 4.1% of the then outstanding shares of GoshawK). In addition, the Company participated through its assumed reinsurance segment in two treaties reinsuring Syndicate 102 for the 2000 and 2001 underwriting years. One treaty is a marine excess of loss reinsurance treaty and the other treaty was a quota share treaty covering Syndicate 102’s net retained business.

In late September 2003, GoshawK announced that Syndicate 102 had incurred significant losses in its 2000, 2001, 2002 and 2003 years of account. The losses stemmed primarily from two programs initiated in 1999. The losses were so significant GoshawK announced it would need to raise capital in Syndicate 102 and was reviewing its strategic options. GoshawK reported that GoshawK Re and its operations would not be materially affected by the financial problems of Syndicate 102. On October 31, 2003, Syndicate 102 was required to stop writing new business and was placed in run-off by regulators at Lloyd’s of London. GoshawK stated it would focus its further efforts on its GoshawK Re Bermuda operations.

The sudden GoshawK financial deterioration produced a significant loss to the Company in the quarter ended September 30, 2003. The value of the Company’s 4.1% ownership interest in the GoshawK common stock declined materially and the

Company wrote down its investment by $9.6 million to $3.3 million based on the market value of GoshawK common stock on September 30, 2003. The Company also reported an assumed reinsurance loss of $8.5 million in the third quarter for its share of the increased losses reported in GoshawK Syndicate 102 under its two reinsurance treaties.

GoshawK Re has an A- rating from A.M. Best and the cession of business to GoshawK Re is on a funds withheld basis whereby premiums ceded under the contract are kept in trust to collateralize GoshawK Re’s obligations to the Company.

Other Operations

DECEMBER 31,	2003	2002	2001

	(In Thousands)
Net investment income	$21,954	$32,231	$35,895
Net realized investment gains	216	18,910	5,707
Average invested assets	660,769	702,053	701,076
Average rate of return before taxes	3.3%	4.6%	5.1%

The decrease in net investment income in 2003 from 2002 levels is primarily related to the decline in average invested assets resulting from lower premiums and loss payments related to the non-core healthcare liability and assumed reinsurance businesses. In addition, the net investment income was reduced in 2003 as the average rate of return before tax decreased due to the significant realized gains recognized in the latter half of 2002. The lower rate reflects the rates available for reinvestment at the time as the quality of the portfolio was maintained.

The decrease in net investment income in 2002 from 2001 levels is primarily related to changes in reinvestment rates available in the latter half of 2002 as the Company realized the investment gains.

The net realized gains of 2003 includes the $9.6 million write down of the Company’s GoshawK stock investment in the third quarter of the year offset by other gains recognized to increase statutory surplus.

Income Taxes

The Company had an income tax benefit of $7.4 million in 2003 compared to a benefit of $22.6 million and $32.9 million in 2002 and 2001, respectively. Because the Company has historically been profitable on a tax basis except for the 2001-2003 period, the Company does not have a valuation allowance related to its net deferred tax asset.

The Company currently has a net deferred tax asset of $43.7 million as of December 31, 2003, of which $13.9 million relates to a net operating loss carryforward of $39.9 million, which expires in 2021. The Company will be able to utilize this carryforward to reduce taxes in future periods. The losses in 2001 to 2003 which gave rise to the operating loss carryforward were derived primarily by underwriting losses generated by the non-core direct healthcare liability and assumed reinsurance businesses. Since these operations are now in run-off and the core business has historically been profitable on both a GAAP and tax basis after consideration of investment income, the Company’s projections indicate that it is more likely than not that the net operating carryforward will be fully utilized within the carryforward period.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During 2003 and 2002, the Company had negative cash flow from operations of $46.8 million and $24.5 million, respectively, compared to positive cash flow of $33.4 million in

2001. The negative cash flow in 2003 and 2002 is principally attributable to decreased premiums written and increased loss payments on the non-core healthcare liability business and the GoshawK Re reinsurance agreement. As the Company continues to pay-off non-core healthcare liability and assumed reinsurance reserves generated by prior years written premiums, the Company may continue to have negative cash flow from operations.

The Company invests its cash flow from operations principally in taxable fixed-maturity securities. The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. Accordingly, the Company’s portfolio of unaffiliated equity securities had a fair value of $20.5 million at December 31, 2003, compared to $34.2 million at December 31, 2002. The Company plans to continue its focus on taxable fixed-maturity securities for the indefinite future.

The Company maintains a portion of its investment portfolio in high-quality, short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $62.1 million, or 9.6% of invested assets, at December 31, 2003. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its Insurance Subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The Insurance Subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2004 without prior regulatory approval is approximately $14.0 million.

Common stock dividends paid to stockholders were $0.40 per share in 2003. These dividends were funded through dividends received from the Insurance Subsidiaries in prior years. The Company has suspended the quarterly dividend payable on March 31, 2004. Payment of future dividends is subject to Board approval, earnings and the financial condition of the Company. As of December 31, 2003, SCPIE Holdings held cash and short-terms securities of $9.5 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the Insurance Subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months and beyond.

The Company had borrowings of $9.0 million outstanding at December 31, 2001, under a Credit Agreement with three bank lenders. On February 28, 2002, the Company fully repaid the outstanding balance, and the parties terminated the Credit Agreement. See “Note 8 to Consolidated Financial Statements.”

The Company’s capital adequacy position has been weakened by the continuing losses in the non-core business, particularly the $18.1 million loss incurred in September 2003 due to the unexpected losses attributable to GoshawK. On November 14, 2003, A.M. Best, after a review the third quarter results, reduced the rating of the Insurance Subsidiaries to B (Fair), with a negative outlook. A. M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The NAIC has developed a methodology for measuring the adequacy of an insurer’s surplus which includes a RBC formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2003, the RBC level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2003, SCPIE Indemnity exceeded this threshold by $47.6 million.

The Company believes that it has the ability to fund its continuing operations at current and increased levels from its premiums written and investment income. The Company plans to focus on the efficient operation of its core business, while at the same time continuing to adjudicate and settle claims incurred in its discontinued non-core business. As the Company continues to “run-off” the non-core loss and LAE reserves, its capital position should improve. The Company believes it has, at best, only limited opportunities to raise capital, if that becomes necessary. The Company may improve its capital adequacy and RBC ratios through temporary reinsurance arrangements with highly rated insurers.

CONTRACTUAL COMMITMENTS

The Company has certain contractual obligations and commercial commitments principally for providing letters of credit in connection with its assumed reinsurance segment and for leasing office space for its headquarters and other regional offices. The table below presents the contractual payments due by period or expiration period for each obligation or commitment:

Contractual commitments as of December 31, 2003, are as follows:

	2004	2005	2006	2007	2008	Thereafter

	Payments Due by Period (in thousands)
Operating Leases	$2,934	$3,006	$3,035	$3,177	$2,640	$-0-

In November 2001, the Company arranged a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of December 31, 2003, letter of credit issuance under the facility was approximately $47.3 million. Securities of $52.1 million are pledged as collateral under the facility.

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

The Company invests its assets primarily in fixed-maturity securities, which at December 31, 2003, comprised 85.6% of total investments at market value. U.S. government bonds represents 35.8% of the market values of fixed-maturity investments, with the remainder consisting almost entirely of mortgage-backed securities and corporate bonds. Equity securities, consisting primarily of common stocks, account for 3.2% of total investments at market value. A secured mortgage loan accounts for 1.6% of total investments at market value. Cash and cash equivalents consist of highly liquid short-term money market funds, representing 9.6%.

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

The Company sold its investment in a limited partnership, which invests in a portfolio of offshore hedge funds. This investment had a value of $15.0 million at December 31, 2002. The Company realized a gain of $0.5 million on the sale.

The Company’s invested assets are subject to interest rate risk. The following table presents the effect on current estimated fair values of the fixed-maturity securities available for sale and common stocks assuming a 100-basis-point (1.0%) increase in market interest rates and a 10% decline in equity prices. The analysis excludes real estate and the other investment.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices as Indicated Below

	(In Thousands)
December 31, 2003
Interest rate risk*
Fixed-maturity securities available for sale	$554,141	$554,141	$529,844
Equity price risk**
Common stocks	$20,543	$20,543	$18,489
December 31, 2002
Interest rate risk*
Fixed-maturity securities available for sale	$538,675	$538,675	$517,021
Equity price risk**
Common stocks	$34,237	$34,237	$30,814

*	Adjusted interest rates assume a 100-basis-point (1.0%) increase in market rates
**	Adjusted equity prices assume a 10% decline in market values

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

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company’s financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited, as it does not consider any actions the Company could take in response to actual and/or anticipated changes in interest rates and equity prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and related notes, including supplementary data, are set forth in the “Index” on page 54 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is incorporated by reference to the section titled “Election of Directors” in the Company’s definitive proxy statement filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 20, 2004 (the Proxy Statement). Information regarding Executive Officers is set forth in Item 1 of Part I of this Form 10-K report under the caption “Executive Officers.”

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the “Index—Financial Statements and Financial Statement Schedule—Annual Report on Form 10-K” filed on page 48 of this Form 10-K report.

(a) (3) Exhibits:

NUMBER		DOCUMENT

2.		Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.1		Amended and Restated Certificate of Incorporation (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2		Amended and Restated Bylaws.

10.1*		Amended and Restated Employment Agreement dated January 2, 2003, between SCPIE Management Company and Donald J. Zuk.

10.31	*	SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32	*	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.33		Inter-Company Pooling Agreement effective January 1, 1997 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.34		SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35		Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.36		Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.50	*	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

10.51	*	Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.52	*	Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.53	*	Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

NUMBER		DOCUMENT

10.54		First through Fifth Excess of Loss Agreement 8493-00/0009-00/01/02/03/04/05 with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.55		Insurance Letters of Credit Agreement dated as of November 15, 2001 by and among Barclays Bank PLC and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company and American Healthcare Specialty Healthcare Company (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.56	*	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001 (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.57		Amendment to Program Administrators Agreement dated as of March 6, 2002 by and between the Professional Programs Division of Brown & Brown, Inc., on the one hand, and SCPIE Indemnity Company and American Healthcare Indemnity Company, on the other hand (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.58	*	Employment Agreement dated May 1, 2002, by and between the Company and Timothy C. Rivers (filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2002 and incorporated herein by reference).

10.59	*	Form of Stock Option Agreement under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.60	*	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.61	*	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.62		Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.63		First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.65	*	Deferred Compensation Agreement dated as of January 1, 2001, by and between SCPIE Management Company and Donald P. Newell (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.66	*	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.67		Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.68		Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.69	*	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

NUMBER		DOCUMENT

10.70	*	2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.71	*	Form of Restricted Stock Agreement for Independent Directors (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.72	*	First Amendment to the 2003 Amended and Restated Equity Participation Plan.

10.73	*	Amendment 2004-1 to the Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company.

10.74		First—Fourth Excess of Loss Reinsurance Contract 8493-00-0009-00 with various subscribing reinsurers.

10.75		Addendum No. 1 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers.

10.76		Cover note for First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers.

10.77		Cover Note for Per Policy Excess of Loss Reinsurance Agreement 8493-3 with various subscribing reinsurers.

23.1		Consent of independent auditors.

31.1		Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b) Reports on Form 8-K: The Company filed a Form 8-K on December 18, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD J. ZUK Donald J. Zuk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ ROBERT B. TSCHUDY Robert B. Tschudy	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 26, 2004

/s/ EDWARD G. MARLEY Edward G. Marley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2004

/s/ MITCHELL S. KARLAN, M.D. Mitchell S. Karlan, M.D.	Chairman of the Board and Director	March 26, 2004

/s/ WILLIS T. KING, JR. Willis T. King, Jr.	Director	March 26, 2004

/s/ LOUIS H. MASOTTI, PH.D. Louis H. Masotti, Ph.D.	Director	March 26, 2004

/s/ JACK E. MCCLEARY, M.D. Jack E. McCleary, M.D.	Director	March 26, 2004

/s/ CHARLES B. MCELWEE, M.D. Charles B. McElwee, M.D.	Director	March 26, 2004

/s/ WENDELL L. MOSELEY, M.D. Wendell L. Moseley, M.D.	Director	March 26, 2004

/s/ DONALD P. NEWELL Donald P. Newell	Director	March 26, 2004

/s/ HARRIET M. OPFELL, M.D. Harriet M. Opfell, M.D.	Director	March 26, 2004

SIGNATURE	TITLE	DATE

/s/ WILLIAM A. RENERT, M.D. William A. Renert, M.D.	Director	March 26, 2004

/s/ HENRY L. STOUTZ, M.D. Henry L. Stoutz, M.D.	Director	March 26, 2004

/s/ REINHOLD A. ULLRICH, M.D. Reinhold A. Ullrich, M.D.	Director	March 26, 2004

/s/ RONALD H. WENDER, M.D. Ronald H. Wender, M.D.	Director	March 26, 2004

SCPIE HOLDINGS INC.

ITEM 15(d) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ANNUAL REPORT ON FORM 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

SCPIE Holdings Inc.

We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at item 15(d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

Los Angeles, California

February 20, 2004

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

DECEMBER 31,	2003	2002

ASSETS
Securities available for sale (Note 2):
Fixed-maturity investments, at fair value (amortized cost 2003—$550,794; 2002—$523,516)	$554,141	$538,675
Equity investments, at fair value (cost: 2003—$15,766; 2002—$29,758)	20,543	34,237

Total securities available for sale	574,684	572,912
Other investments	—	15,000
Mortgages and real estate	10,400	15,407
Cash and cash equivalents	62,095	115,787

Total investments and cash and cash equivalents	647,179	719,106
Accrued investment income	7,526	8,157
Premiums receivable	120,112	117,335
Reinsurance recoverables (Note 4)	151,829	153,589
Deferred policy acquisition costs	9,416	6,858
Federal income taxes receivable	—	10,944
Deferred federal income taxes, net (Note 5)	43,725	32,356
Property and equipment, net	3,816	5,305
Other assets	7,647	10,116

Total assets	$991,250	$1,063,766

LIABILITIES
Reserves:
Losses and loss adjustment expenses (Note 3)	$643,046	$650,671
Unearned premiums	50,707	67,556

Total reserves	693,753	718,227
Amounts held for reinsurance	67,223	87,701
Other liabilities	26,086	30,672

Total liabilities	787,062	836,600
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2003—9,371,933 shares outstanding; 2002—9,333,807 shares outstanding	1	1
Additional paid-in capital	37,281	37,805
Retained earnings	264,063	280,609
Treasury stock, at cost (2003—2,920,158 shares and 2002—2,958,284 shares)	(98,006)	(98,830)
Stock subscription notes receivable	(3,312)	(3,592)
Accumulated other comprehensive income	4,161	11,173

Total stockholders’ equity	204,188	227,166

Total liabilities and stockholders’ equity	$991,250	$1,063,766

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

FOR THE YEAR ENDED DECEMBER 31,	2003	2002	2001

REVENUES
Premiums earned (Note 4)	$163,887	$286,063	$235,935
Net investment income (Note 2)	21,954	32,231	35,895
Realized investment gains (Note 2)	216	18,910	5,707
Other revenue	936	2,030	2,202

Total revenues	186,993	339,234	279,739
EXPENSES
Losses and loss adjustment expenses (Note 3)	161,366	320,516	304,473
Underwriting and other operating expenses (Note 1 and Note 4)	45,844	79,676	64,732
Interest expenses (Note 8)	—	66	1,416

Total expenses	207,210	400,258	370,621

Loss before federal income tax benefit	(20,217)	(61,024)	(90,882)
Federal income tax benefit (Note 5)	(7,411)	(22,642)	(32,906)

Net loss	$(12,806)	$(38,382)	$(57,976)

Basic loss per share of common stock (Note 11)	$(1.37)	$(4.12)	$(6.22)
Diluted loss per share of common stock (Note 11)	$(1.37)	$(4.12)	$(6.22)

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

Balance at December 31, 2000	$1	$36,386	$384,437	$(98,705)	$(4,050)	$(1,528)	$316,541
Net loss	—	—	(57,976)	—	—	—	(57,976)
Comprehensive income for unrealized gains on securities, net of reclassification adjustments of $714 for gains included in net income	—	—	—	—	—	4,110	4,110
Change in minimum pension liability, net of applicable income taxes of $376	—	—	—	—	—	(699)	(699)

Comprehensive loss							(54,565)
Purchase of treasury stock	—	—	—	(278)	—	—	(278)
Cash dividends	—	—	(3,727)	—	—	—	(3,727)
Other	—	1,417	—	—	—	—	1,417

Balance at December 31, 2001	1	37,803	322,734	(98,983)	(4,050)	1,883	259,388
Net loss	—	—	(38,382)	—	—	—	(38,382)
Comprehensive income for unrealized gains on securities, net of reclassification adjustments of $14,567 for gains included in net income	—	—	—	—	—	9,551	9,551
Change in minimum pension liability, net of applicable income taxes of $306	—	—	—	—	—	(569)	(569)
Unrealized foreign currency gain	—	—	—	—	—	308	308

Comprehensive loss							(29,092)
Treasury stock reissued	—	—	—	153	—	—	153
Cash dividends	—	—	(3,743)	—	—	—	(3,743)
Stock subscription notes repaid	—	—	—	—	458	—	458
Other	—	2	—	—	—	—	2

Balance at December 31, 2002	1	37,805	280,609	(98,830)	(3,592)	11,173	227,166
Net loss	—	—	(12,806)	—	—	—	(12,806)
Comprehensive income for unrealized losses on securities, net of reclassification adjustments of ($8,080) for gains included in net loss	—	—	—	—	—	(6,820)	(6,820)
Change in minimum pension liability, net of applicable income taxes of ($154)	—	—	—	—	—	286	286
Unrealized foreign currency loss	—	—	—	—	—	(478)	(478)

Comprehensive loss							(19,818)
Treasury stock reissued	—	—	—	824	—	—	824
Cash dividends	—	—	(3,740)	—	—	—	(3,740)
Stock subscription notes repaid	—	—	—	—	280	—	280
Other	—	(524)	—	—	—	—	(524)

Balance at December 31, 2003	$1	$37,281	$264,063	$(98,006)	$(3,312)	$4,161	$204,188

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001

OPERATING ACTIVITIES
Net loss	$(12,806)	$(38,382)	$(57,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	11,037	5,207	4,545
Benefit for deferred federal income taxes	(7,411)	(11,928)	(21,546)
Realized investment gains	(216)	(18,910)	(5,707)
Changes in operating assets and liabilities:
Accrued investment income	631	516	634
Premiums receivable	(2,777)	(34,845)	(36,119)
Reinsurance recoverables	1,760	(74,341)	(34,787)
Deferred policy acquisition costs	(2,558)	12,607	(1,341)
Federal income tax receivable	10,944	614	(11,558)
Losses and loss adjustment expense reserves	(7,625)	74,035	143,095
Unearned premiums	(16,849)	(34,312)	44,872
Amounts held for reinsurance	(20,478)	87,701	—
Other assets	4,162	7,652	(862)
Other liabilities	(4,586)	(82)	10,186

Net cash provided by (used in) investing activities	(46,772)	(24,468)	33,436
INVESTING ACTIVITIES
Purchases—fixed maturities	(644,318)	(731,898)	(480,444)
Sales—fixed maturities	617,153	784,220	474,571
Maturities—fixed maturities	4,480	4,914	12,197
Purchases—equities	—	(502)	(17,500)
Sales—equities	3,925	500	27
Sale of other investments	15,000	—	—

Net cash provided by (used in) investing activities	(3,760)	57,234	(11,149)
FINANCING ACTIVITIES
Repayment of bank loan	—	(9,000)	(18,000)
Purchase of treasury stock, net and repayment of stock subscription notes	580	613	(278)
Cash dividends	(3,740)	(3,743)	(3,727)

Net cash used in financing activities	(3,160)	(12,130)	(22,005)

Increase (decrease) in cash and cash equivalents	(53,692)	20,636	282
Cash and cash equivalents at beginning of year	115,787	95,151	94,869

Cash and cash equivalents at end of year	$62,095	$115,787	$95,151

See accompanying notes.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of SCPIE Holdings Inc. (SCPIE Holdings) and its direct and indirect wholly owned subsidiaries, principally SCPIE Indemnity Company (SCPIE Indemnity), American Healthcare Indemnity Company (AHI), American Healthcare Specialty Insurance Company (AHSIC), SCPIE Underwriting Limited (SUL) and SCPIE Management Company (SMC), collectively, the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

In 1998, the Company significantly expanded its healthcare liability insurance operations outside of its core base in California. Because of significant underwriting losses in these non-core operations, the Company has withdrawn from all states other than California and Delaware and completely from the hospital business.

In 1999, the Company formed an assumed reinsurance division and rapidly expanded this operation. In December 2002, the Company retroceded most of its assumed reinsurance business, as it no longer was considered part of the Company’s core business, and the Company began refocusing on its core business of Healthcare Liability Insurance. This retrocession was placed with GoshawK Re, a subsidiary of GoshawK Insurance Holdings plc.

The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

FOREIGN OPERATIONS

SUL, a corporate member of Lloyd’s of London (Lloyd’s), commenced operations in January 2001 as a member of two Lloyd’s underwriting syndicates. In 2002, the Company provided capital in support of three syndicates. In 2003, the Company provided capital in support of one syndicate. The Company reports this subsidiary’s operations on a one-quarter lag.

INVESTMENTS

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has no securities classified as “held to maturity” or “trading” as defined in Financial Accounting Standards Board Statement (FASB) No. 115, Accounting for Certain Investments in Debt and Equity Investments.

Other Investment—The other investment consists of an interest in a diversified portfolio of offshore hedge funds, managed accounts and other professionally managed funds that pursue non-traditional investment strategies, e.g., futures, options, forward exchange contracts and other derivative instruments. The Company sold this investment in 2003 and recognized a $0.5 million gain. At December 31, 2003, the Company was not a party to any derivative instruments.

Mortgages—Real Estate—The Company sold its real estate holdings in 2003 and recognized a $2.5 million loss. The Company received a $10.4 million, 7-year mortgage note and cash as part of the sale. The mortgage note is secured by the property sold and bears interest at 6.125% payable monthly. Principal is payable in seven years.

Cash and Cash Equivalents—Short-term investments are included in cash and cash equivalents, carried at cost, which approximates fair value.

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

	2003	2002	2001

	(In Thousands)
Balance at beginning of year	$6,858	$19,465	$18,124
Costs deferred	12,824	20,003	47,505
Costs amortized	(10,266)	(32,610)	(46,164)

Balance at end of year	$9,416	$6,858	$19,465

As the Company has reduced its assumed reinsurance operations and operations in other states through brokerage relationships, the corresponding commissions and fronting fee arrangements have resulted in an overall decrease in assumed reinsurance acquisition costs during 2002 and 2003. The Company accelerated the amortization of certain acquisition costs in 2002 based on the adequacy of the corresponding premium in accordance with FASB No. 60, Accounting and Reporting by Insurance Enterprises.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years. Property and equipment consist of the following:

	2003	2002

	(In Thousands)
Leasehold improvements	$5,445	$5,445
Furniture and equipment	4,186	7,154

	9,631	12,599
Accumulated depreciation	(5,815)	(7,294)

Property and equipment, net	$3,816	$5,305

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of fixed-maturity investments. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

Ceded reinsurance is placed with a number of individual companies and syndicates at Lloyd’s of London to avoid concentration of credit risk. For the year ended December 31, 2003, approximately 95% of total written premiums ceded were placed with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A- or better, including 64% with GoshawK Re, 12% with Arch Reinsurance, 11% with Hannover Ruckversicherungs and 9% with Lloyd’s of London syndicates.

STOCK-BASED COMPENSATION

As of December 31, 2003, the Company has a stock-based employee and nonemployee compensation plan more fully described in Note 10.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. No stock-based compensation costs are included in the statements of operations, as all of the Company’s employee stock options granted had an exercise price equal to the market price of the underlying stock on the dates of grant.

NEW ACCOUNTING STANDARDS

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FASB No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FASB No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. FASB No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. In October 2003, FASB voted to defer the effective date for applying certain provisions of FASB No. 150. The Company has determined that the effect of the adoption of this pronouncement was not material as of December 31, 2003.

In January 2003, FASB issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities (“VIE”) by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE’s expected losses and another enterprise will receive a majority of that VIE’s expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, FASB deferred the effective date for applying the provisions of FIN No. 46 until the end of the first interim or annual period ending after December 15, 2003. Currently, the Company does not believe the adoption of this pronouncement will have a material impact to its consolidated financial condition or results of operations.

In August 2002, FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, prescribing the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company has determined that the effect of the adoption of this pronouncement was not material at December 31, 2003.

In December 2003, the FASB issued FASB No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This revision carries forward the disclosures previously required by FASB No. 132, and requires additional disclosure of the measurement date used for the majority of the plans, the accumulated benefit obligation, and information about the plans’ assets and cash flows. It also requires that cost and contribution information be presented in interim period reports. The new disclosure requirements are generally effective for annual financial statements for fiscal years ending after December 15, 2003 or interim periods beginning after December 15, 2003. The required disclosures are provided in Note 7.

Effective January 1, 2002, the Company adopted FASB No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Under FASB No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company’s only

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible asset is goodwill of approximately $5.5 million, which is no longer subject to amortization. The Company has completed step one of the test for impairment utilizing a discounted cash flow model, which indicated that the fair values exceeded their carrying value. Therefore, no impairment has been recognized.

In June 2002, the FASB issued FASB No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FASB No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a significant effect on the Company’s financial results.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2.    INVESTMENTS

The Company’s investments in available-for-sale securities are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(In Thousands)
December 31, 2003
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$195,564	$3,053	$333	$198,284
Mortgage-backed and asset-backed	95,206	997	662	95,541
Corporate	260,024	2,776	2,484	260,316

Total fixed-maturity securities	550,794	6,826	3,479	554,141
Common stocks	15,766	4,777	—	20,543

Total	$566,560	$11,603	$3,479	$574,684

December 31, 2002
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$234,424	$10,384	$4	$244,804
Mortgage-backed and asset-backed	63,293	1,041	48	64,286
Corporate	225,799	4,482	696	229,585

Total fixed-maturity securities	523,516	15,907	748	538,675
Common stocks	29,758	4,581	102	34,237

Total	$553,274	$20,488	$850	$572,912

The fair values of fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values of equity securities are based on quoted market prices.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2003, are summarized by stated maturities as follows:

	AMORTIZED COST	FAIR VALUE

	(In Thousands)
Years to maturity:
One or less	$7,083	$7,078
After one through five	195,188	198,563
After five through ten	236,430	236,054
After ten	16,887	16,905
Mortgage-backed and asset-backed securities	95,206	95,541

Totals	$550,794	$554,141

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

Major categories of the Company’s investment income are summarized as follows:

YEAR ENDED DECEMBER 31,	2003	2002	2001

	(In Thousands)
Fixed-maturity investments	$22,116	$31,993	$31,771
Equity investments	234	109	238
Other	1,557	2,312	6,266

Total investment income	23,907	34,414	38,275
Investment expenses	1,953	2,183	2,380

Net investment income	$21,954	$32,231	$35,895

Realized gains and losses from sales of investments are summarized as follows:

YEAR ENDED DECEMBER 31,	2003	2002	2001

	(In Thousands)
Fixed-maturity investments:
Gross realized gains	$13,749	$22,484	$8,870
Gross realized losses	$(2,757)	$(3,526)	$(3,165)

Net realized gains on fixed-maturity investments	10,992	18,958	5,705
Equity Investments—Gross realized gains (losses)	(10,172)	(48)	6
Net other losses	(604)	—	(4)

Total net realized gains	$216	$18,910	$5,707

Included in net other losses for 2003 is the $2.5 million loss on the sale of real estate holdings in 2003, a $0.5 million realized gain on the sale of a hedge fund and a $1.5 million gain on the sale of Lloyd’s syndicate holdings in 2003 by the Company’s U.K. subsidiary.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the Company’s unrealized appreciation (depreciation) on fixed-maturity securities was $(11.8) million, $11.2 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively; the corresponding amounts for equity securities were $0.3 million, $4.4 million and $0.9 million.

The Company held 64 investment positions with unrealized losses as of December 31, 2003. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held no securities that were in an unrealized loss position for 12 months or more.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE

	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$333	$198,284	$—	$—	$333	$198,284
Mortgage-backed and asset-backed	662	95,541	—	—	662	95,541
Corporate	2,484	260,316	—	—	2,484	260,316

Total fixed-maturity securities	3,479	554,141	—	—	3,479	554,141
Total common stock	—	20,543	—	—	—	20,543

Total	$3,479	$574,684	$—	$—	$3,479	$574,684

NOTE 3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 2003, 2002 and 2001.

DECEMBER 31,	2003	2002	2001

	(In Thousands)
Reserves for losses and LAE at beginning of year	$650,671	$576,636	$429,700
Less reinsurance recoverables	85,930	74,246	40,151

Reserves for losses and LAE, net of related reinsurance recoverable, at beginning of year	564,741	502,390	389,549

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	169,474	303,296	290,649
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	(8,108)	17,220	13,824

Incurred losses during the year, net of reinsurance	161,366	320,516	304,473

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	18,424	47,258	36,006
Prior years	173,528	210,907	155,626

Total payments during the year, net of reinsurance	191,952	258,165	191,632

Reserve for losses and LAE, net of related reinsurance recoverable, at end of year	534,155	564,741	502,390
Reinsurance recoverable for losses and LAE, at end of year	108,891	85,930	74,246

Reserves for losses and LAE, gross of reinsurance recoverable, at end of year	$643,046	$650,671	$576,636

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase during 2002 and 2001 in estimated losses and LAE for claims occurring in prior years was primarily attributable to the significant adverse loss experience encountered during 2002 and 2001 in the assumed reinsurance and the non-core direct healthcare liability insurance business. The decrease during 2003 in estimated losses and LAE for claims occurring in prior years was principally attributable to favorable loss experience in the core direct healthcare liability insurance and assumed reinsurance businesses offset by adverse development in the non-core healthcare liability insurance programs.

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

The effect of reinsurance on premiums written and earned are as follows:

YEAR ENDED DECEMBER 31,	2003		2002		2001

	WRITTEN	EARNED	WRITTEN	EARNED	WRITTEN	EARNED
Direct	$147,085	$149,571	$161,656	$184,014	$180,979	$168,467
Assumed	74,236	102,866	174,436	155,902	139,820	95,899
Ceded	74,282	88,550	84,342	53,853	39,992	28,431

Net premiums	$147,039	$163,887	$251,750	$286,063	$280,807	$235,935

Reinsurance ceded reduced loss and loss adjustment expenses incurred by $29.9 million, $35.8 million and $46.8 million in 2003, 2002 and 2001, respectively. Reinsurance ceded also reduced loss and loss adjustment expense reserves by $108.9 million, $85.9 million and $74.2 million in 2003, 2002 and 2001, respectively. Reinsurance ceded reduced losses and loss adjustment expenses paid by $13.1 million, $24.1 million and $12.7 million in 2003, 2002 and 2001, respectively.

For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident for its physician and medical group policies and had various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of allocated loss adjustment expenses (LAE). For hospital coverage, the Company reinsured 90% of all losses incurred above a

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retained the first $2.0 million of losses and LAE per incident and the reinsurers covered losses in excess of this amount up to $70.0 million. For 2001, the Company retained the first $1.25 million of losses and LAE, and retention for non-hospital business was reduced to $1.25 million per incident. For both 2002 and 2003, the Company retained approximately the first $2.0 million of losses and LAE per incident for both physician and hospital coverages up to $20.0 million. The Company also had additional coverage in 2002 and 2003 for approximately 92% and 84%, respectively, of the losses in excess of $20.0 million up to $50.0 million. In addition, the Company was responsible for a blended annual aggregate deductible of $1.75 million, $3.2 million and $3.0 million in 2001, 2002 and 2003, respectively, for losses in excess of the Company’s retentions.

In 1999, the Company formed an assumed reinsurance division and rapidly expanded this operation. In December 2002, the Company retroceded most of its assumed reinsurance business, as it no longer was considered part of the Company’s core business, and the Company began refocusing on its core business of healthcare liability insurance. In December 2002, SCPIE Indemnity and its two wholly owned insurance subsidiaries, AHI and AHSIC, entered into a reinsurance agreement with GoshawK Re whereby they ceded the majority of the written and earned premium related to their assumed reinsurance program after July 1, 2002. The GoshawK Re agreement covers the 2001 and 2002 underwriting years of the assumed business. Written premiums ceded under this agreement were $129.3 million in 2002 and $38.0 million in 2003. Earned premiums ceded under this agreement were $71.4 million in 2002 and $89.2 million in 2003. In consideration of the premium ceded, the reinsurer will reimburse the Companies for losses occurring after June 30, 2002, on an unlimited basis and their direct acquisition costs. Losses related to premiums earned prior to July 1, 2002, remain the responsibility of the Company. This includes losses related to the World Trade Center terrorist attack.

The GoshawK Re reinsurance agreement has both prospective and retroactive elements as defined in FASB No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as potential upward development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract.

The retroactive accounting treatment required under FASB No. 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses ceded under the contract. The charge related to the cession of the unearned premium as of July 1, 2002, and ceded premium written in the third quarter is included in operating expenses in the Assumed Reinsurance Segment. This charge amounted to $15.4 million for 2003. The assumed reinsurance premium written in 2003 ceded to GoshawK Re has been included in net premium written for the segment with a corresponding reduction in net earned premium and net incurred losses.

In addition to the basic premium ceded to the reinsurer, the GoshawK Re agreement calls for an additional premium to be ceded of 14.3% of the basic premium. The additional premium under the agreement is expensed as the basic premium is ceded. Accordingly, $18.5 million and $5.5 million was expensed in 2002 and 2003, respectively, related to the additional premium. The additional premium obligation is collateralized by securities. The reinsurance agreement requires funds to be held in trust to collateralize GoshawK Re’s obligations under the agreement. As of December 31, 2003, the market value and assets held in the trust was $37.2 million. In addition to the preceding terms, the Company receives 1.5% expense reimbursement or administrative expenses. Further, the agreement contains a profit-sharing provision, which states that the Company will receive 50% of the profits of the ceded reinsurance (not including the additional premium paid) when the combined ratio for the basic ceded is below 100%.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    FEDERAL INCOME TAXES

The components of the federal income tax benefit reported in the accompanying consolidated statements of operations are summarized as follows:

YEAR ENDED DECEMBER 31,	2003	2002	2001

	(In Thousands)
Current	$—	$(10,714)	$(11,360)
Deferred	(7,411)	(11,928)	(21,546)

Total	$(7,411)	$(22,642)	$(32,906)

A reconciliation of income tax computed at the federal statutory tax rate to total income tax benefit reported is as follows:

YEAR ENDED DECEMBER 31,	2003	2002	2001

	(In Thousands)
Federal income tax benefit at 35%	$(7,076)	$(21,358)	$(31,809)
Increase (decrease) in taxes resulting from:
Tax-exempt interest	—	(1,557)	(2,597)
Dividends received deduction	(102)	(70)	—
Goodwill	—	—	210
Other	(233)	343	1,290

Total federal income tax benefit reported	$(7,411)	$(22,642)	$(32,906)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

DECEMBER 31,	2003	2002

	(In Thousands)
Deferred tax assets:
Discounting of loss reserves	$19,547	$20,873
Net operating loss carryforward	13,950	9,447
AMT credit carryforward	5,442	5,442
Unearned premium	3,549	2,766
Equity investment impairment	3,366	—
Deferred compensation and retirement plans	2,682	2,226
Other	1,327	1,033

Total deferred tax assets	49,863	41,787
Deferred tax liabilities:
Deferred acquisition costs	3,296	2,401
Unrealized investment gains	2,842	7,030

Total deferred tax liabilities	6,138	9,431

Net deferred tax assets	$43,725	$32,356

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal income taxes recovered in 2003 and 2002 were $10.7 million and $20.9 million, respectively. Federal income taxes paid during 2001 were $1.0 million.

At December 31, 2003, the Company had a net operating loss carryforward of $39.9 million for income tax purposes that expires in 2021. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 became law. The new law allowed tax losses incurred in 2001 and 2002 to be carried back five years instead of the two years allowed under prior law. As a result of this law change, the Company was able to recoup an additional approximate $8 million of taxes paid in the three years ended December 31, 1998 on its 2001 tax return. The Company fully utilized its carryback with the Company’s losses for 2001 and 2002.

A valuation allowance against deferred tax assets is estimated and recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. The Company’s future income estimates indicate that it is more likely than not that the deferred tax assets will be fully realized. The Company’s non-core and reinsurance operations that contributed to the losses incurred in 2001 through 2003 are now in run-off and the remaining core business of healthcare liability insurance written primarily in California has generated taxable income since inception.

NOTE 6.    STATUTORY ACCOUNTING PRACTICES

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The statutory financial statements, for the Company’s insurance subsidiaries, are completed in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures manual, version effective January 1, 2002 (NAIC SAP). The NAIC SAP was fully adopted by the Arkansas, California and Delaware Departments of Insurance. The principal differences between financial statement net income and statutory net income are due to policy acquisition costs, which are deferred under GAAP but expensed for statutory purposes and deferred income taxes. Policyholders’ surplus and net income, for the Company’s insurance subsidiaries, as determined in accordance with statutory accounting practices, are summarized as follows:

DECEMBER 31,	2003	2002	2001

	(In Thousands)
Statutory net loss for the year ended	$(19,874)	$(23,164)	$(83,268)
Statutory capital and surplus at year end	140,216	155,785	181,916

Generally, the capital and surplus of the Company’s insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. At December 31, 2003, the amount of dividends available to SCPIE Holdings from its insurance subsidiaries during 2004 not limited by such restrictions is approximately $14.0 million.

NOTE 7.    BENEFIT PLANS

The Company has 401(k) defined contribution, supplemental executive retirement, and noncontributory defined benefit pension plans, which provide retirement benefits to its employees. Under the 401(k) plan, the Company contributes a 200% matching contribution based on the first 3% of employee’s compensation plus a discretionary contribution of 1% of employee’s compensation.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective December 31, 2000, the Company’s defined benefit pension plan was amended to freeze accrued benefits for all active participants. Participants in the defined benefit pension plan continue to accrue service for vesting purposes only. Effective January 1, 2001, no future employees were eligible to participate in the plan.

In February 2004, the Company amended the supplemental executive retirement plan to freeze the benefits accrued to vested participants as of the date of the amendment and cease any further vesting of benefits under the plan. There were four vested executives as of the date of the amendment.

The net pension expense (income) for these plans consists of the following components:

	Qualified Plan			Supplemental Plan
YEAR ENDED DECEMBER 31,	2003	2002	2001	2003	2002	2001

	(In Thousands)
Service cost	$—	$—	$—	$436	$272	$199
Interest cost	271	273	268	293	259	226
Actual return on plan assets	(238)	(257)	(276)	—	—	—
Amortization of:
Transition asset	(4)	(4)	(4)
Prior service cost				100	84	84
Actuarial loss	110	40	—	—	16	—

Net pension expense (income)	$139	$52	$(12)	$829	$631	$509

Pension expense for all plans was $1.9, $1.6 and $1.0 for the years ended December 31, 2002, 2002 and 2001, respectively.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the funding status of the plans:

	Qualified Plan	Supplemental Plan
DECEMBER 31,	2003	2003

	(In Thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$4,438	$4,296
Service cost	—	436
Interest cost	271	293
Plan amendments	—	88
Actuarial loss	106	(45)
Gross benefits paid	(125)	—

Net benefit obligation at end of year	$4,690	$5,068

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,897	—
Actual return on plan assets	595	—
Employer contributions	175	—
Gross benefits paid	(125)	—

Fair value of plan assets at end of year	$3,542	—

Funded status (underfunded)	$(1,149)	$(5,068)
Unrecognized actuarial loss	1,479	561
Unrecognized prior service cost	—	80
Unrecognized net transition asset	(4)	—

Accrued pension expense	$326	$(4,427)

Amounts recognized in the statement of financial position consists of
Prepaid benefit cost	$326	$—
Accrued benefit liability	—	(4,427)
Additional minimum liability	(1,475)	(35)
Intangible asset	—	35
Accumulated other comprehensive income	1,475	—

Net amount recognized	$326	$(4,427)

	Qualified Plan			Supplemental Plan
DECEMBER 31,	2003	2002	2001	2003	2002	2001

Weighted-average assumptions
Discount rate	6.0%	6.5%	7.0%	6.0%	6.5%	7.0%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

During 1999, the Company implemented the Director and Senior Management Stock Purchase Plan. The directors and senior managers purchased a total of 145,000 shares of common stock under this plan. The eligible participants executed

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

promissory stock subscription notes in the aggregate amount of $4.1 million to fund this purchase. As of December 31, 2003, $738,000 of the promissory stock subscription notes had been repaid.

The Company’s Employee Stock Purchase Plan, effective January 1, 2000, offers eligible employees the opportunity to purchase shares of SCPIE Holdings Inc. common stock through payroll deductions.

NOTE 8.    BANK LOAN

On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. All amounts outstanding under the Credit Agreement were paid during February 2002, and the agreement was terminated effective February 28, 2002. Interest paid was $0.1 million and $1.4 million in 2002 and 2001, respectively.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered a lease covering approximately 95,000 square feet of office space for the Company headquarters. The lease has escalating payments over a term of 10 years ending 2009 with options to renew for an additional 10 years. Occupancy expense for the years ended December 31, 2003, 2002 and 2001 was $3.1 million, $3.5 million and $3.5 million, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2004 (in thousands):

2004	$2,934
2005	3,006
2006	3,035
2007	3,177
2008	2,640

Total minimum lease payments	$14,792

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

Highlands Insurance Group

Between January 1, 2000, and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies as soon as practical. In February 2002, the Texas Department of Insurance placed the principal HIG insurance company subsidiaries under its supervision while HIG voluntarily liquidated their claim liabilities.

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company that at December 31, 2003, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $65.0 million and had established case loss reserves of $12.5 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses range from $6.7 million to $10.0 million for a total loss and loss expense reserve of $19.2 million to $22.5 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of the reinsurers of Highlands. The quarterly financial statement of Highlands filed with the Texas Department of Insurance as of September 30, 2003, showed $660.4 million in assets and policyholder surplus of $5.2 million.

On November 6, 2003, the State of Texas obtained an order in the Texas District Court appointing the Texas Insurance Commissioner as the permanent Receiver of Highlands and placing the Receiver in possession of all assets of Highlands. The order specifically enjoined various persons, including the plaintiff in a California asbestos action (against Highlands and other insurers) who had obtained a $57.4 million judgment against Highlands, from taking any action against the assets of Highlands. The order expressly provided that it did not constitute a finding of Highlands’ insolvency nor an authorization to liquidate Highlands. On December 1, 2003, however, the State of Texas filed an application to liquidate Highlands, to forestall certain actions taken by the plaintiff in the California action to perfect a judgment lien on certain assets of Highlands. The State of Texas alleged that these actions would make it unfeasible to rehabilitate Highlands. The California plaintiff has disputed these allegations and filed an opposition to the entry of any liquidation order. A hearing on the application for liquidation was scheduled for March 9, 2004 in the Texas District Court. On February 27, 2004, the State of Texas and the California plaintiff filed a stipulation with the Texas court postponing the liquidation hearing to no earlier than August 9, 2004. If an order of liquidation is ultimately entered and becomes final, the Company would likely be required to assume Highlands’ then remaining obligations under the subject policies.

The California domiciled HIG subsidiary has been the subject of regulatory liquidation. On August 1, 2003, the Superior Court of the County of Orange, California, upon an application filed by the California Insurance Commissioner, declared the California domiciled HIG insurance company subsidiary insolvent and appointed the Insurance Commissioner liquidator of the subsidiary. That subsidiary had established case loss reserves under the subject policies of $900,000 at December 31, 2003.

Letters of Credit

In November 2001, the Company arranged a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of December 31, 2003, letter of credit issuance under the facility was approximately $47.3 million. Securities of $52.1 million are pledged as collateral under the facility.

At December 31, 2003, the Company’s investments in fixed-maturity securities with a fair value of $9.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

California Franchise Tax Board

In the third quarter of 2002, the Company received a notice of assessment from the California Franchise Tax Board (FTB) for the 1997 to 2000 tax years in the total amount of $15.4 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessment is the result of a memorandum issued by the FTB in April 2002. The memorandum, which is based partly on the California Court of Appeals Decision in Ceridian v. Franchise Tax Board, challenges the exclusion from the California income tax of

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividends received by holding companies from their insurance company subsidiaries during the tax years ended on or after December 1, 1997. The Company has protested these assessments and while the Company intends to vigorously protest the current and any future assessments, there can be no assurance as to the ultimate outcome of these protests.

NOTE 10.    STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, the 2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (the Plan), which provides for grants of stock options to key employees and nonemployee directors of the Company.

The aggregate number of options for common shares issued and issuable under the Plan is limited to 1,700,000. All options granted have 10-year terms and vest over various future periods.

A summary of the Company’s stock-option activity and related information follows:

	2003		2002		2001
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Options outstanding at beginning of year	1,143,760	$22.87	1,211,490	$23.48	608,690	$30.71
Granted during year	457,500	6.03	80,000	15.74	629,000	16.76
Exercised during year	—		—		—
Forfeited during year	454,093	$29.77	147,730	$24.03	26,200	$30.34

Options outstanding at end of year	1,147,167	$13.42	1,143,760	$22.87	1,211,490	$23.48

Forfeited during the year in the table above includes 417,200 options surrendered in connection with a tender offer in 2003 to purchase the options for $1.00 per option share. The purchase price of the surrendered options was expensed as compensation.

Information about stock options outstanding at December 31, 2003, is summarized as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

Range of Exercise Prices:
$ 5.10—$12.90	457,500	8.78	$5.81	25,334	$1.18
$16.70—$19.32	619,667	7.85	16.76	346,995	16.78
$24.25—$36.50	70,000	4.80	33.54	70,000	33.45

Options outstanding at end of year	1,147,167	8.08	$13.42	442,329	$18.53

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings per share if the Company applied the fair value recognition provision FASB Statement No. 123 Accounting of Stock-Based Compensation:

	2003	2002	2001
Net loss as reported	$(12,806)	$(38,382)	$(57,976)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(861)	(1,102)	(1,865)

Pro forma net loss	$(13,667)	$(39,484)	$(59,841)
Loss per share
—Basic—as reported	$(1.37)	$(4.12)	$(6.22)
—Basic—proforma	$(1.46)	$(4.24)	$(6.42)
—Diluted—as reported	$(1.37)	$(4.12)	$(6.22)
—Diluted—proforma	$(1.46)	$(4.24)	$(6.42)

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

NOTE 11.    EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share as of and for the years ended:

DECEMBER 31,	2003	2002	2001

Numerator:
Net loss	$(12,806)	$(38,382)	$(57,976)
Numerator for:
Basic loss per share of common stock	$(12,806)	$(38,382)	$(57,976)
Diluted loss per share of common stock	$(12,806)	$(38,382)	$(57,976)
Denominator:
Denominator for basic earnings per share of common stock— weighted-average shares outstanding	9,352	9,322	9,333
Effect of dilutive securities:
Stock options	$—	$—	$—

Denominator for diluted earnings per share of common stock adjusted—weighted-average shares outstanding	$9,352	$9,322	$9,333

Basic loss per share of common stock	$(1.37)	$(4.12)	$(6.22)

Diluted loss per share of common stock	$(1.37)	$(4.12)	$(6.22)

For the years ended December 31, 2003, 2002 and 2001 no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 2003 and 2002 are summarized as follows:

	2003				2002
	1ST	2ND	3RD	4TH	1ST	2ND	3RD	4TH

	(In Thousands, Except Per-Share Data)
Premiums earned and other revenues	$54,762	$41,258	$35,110	$33,693	$81,405	$79,686	$75,682	$51,320
Net investment income	5,590	5,330	4,130	6,904	8,538	7,917	8,448	7,328
Realized investment gains (losses)	3,090	837	(8,191)	4,480	335	1,041	4,003	13,531
Net income (loss)	(1,222)	612	(14,816)	2,620	926	(11,989)	(11,445)	(15,874)
Basic earnings (loss) per share of common stock	$(0.13)	$0.07	$(1.58)	$0.28	$0.10	$(1.29)	$(1.23)	$(1.70)
Diluted earnings (loss) per share of common stock	$(0.13)	$0.07	$(1.58)	$0.28	$0.10	$(1.29)	$(1.23)	$(1.70)

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

The following table presents information about reportable segment income (loss) and segment assets as of and for the period indicated:

Year Ended December 31, 2003	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

	(In Thousands)
Premiums written	$128,589	$18,450		$147,039

Premiums earned	$131,460	$32,427		$163,887
Net investment income	—	—	$21,954	21,954
Realized investment gains	—	—	216	216
Other revenue	—	—	936	936

Total revenues	131,460	32,427	23,106	186,993
Losses and loss adjustment expenses	133,034	28,332	—	161,366
Other operating expenses	28,234	17,610	—	45,844

Total expenses	161,268	45,942	—	207,210

Segment income (loss) before income taxes	$(29,808)	$(13,515)	$23,106	$(20,217)

Combined ratio	122.7%	141.7%	—	126.5%
Segment assets	$28,042	$253,315	$709,893	$991,250

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2002	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

	(In Thousands)
Premiums written	$138,901	$112,849		$251,750

Premiums earned	$163,519	$122,544		$286,063
Net investment income	—	—	$32,231	32,231
Realized investment gains	—	—	18,910	18,910
Other revenue	—	—	2,030	2,030

Total revenues	163,519	122,544	53,171	339,234
Losses and loss adjustment expenses	197,456	123,060	—	320,516
Other operating expenses	32,398	47,278	—	79,676
Interest expense		—	66	66

Total expenses	229,854	170,338	66	400,258

Segment income (loss) before income taxes	$(66,335)	$(47,794)	$53,105	$(61,024)

Combined ratio	140.6%	139.0%	—	139.9%
Segment assets	$105,689	$171,439	$786,638	$1,063,766

Year Ended December 31, 2001	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total

	(In Thousands)
Premiums written	$168,600	$112,207		$280,807

Premiums earned	$156,442	$79,493		$235,935
Net investment income	—	—	$35,895	35,895
Realized investment gains	—	—	5,707	5,707
Other revenue	—	—	2,202	2,202

Total revenues	156,442	79,493	43,804	279,739
Losses and loss adjustment expenses	220,311	84,162	—	304,473
Other operating expenses	45,820	18,912	—	64,732
Interest expense	—	—	1,416	1,416

Total expenses	266,131	103,074	1,416	370,621

Segment income (loss) before income taxes	$(109,689)	$(23,581)	$42,388	$(90,882)

Combined ratio	170.1%	129.7%	—	156.5%
Segment assets	$123,003	$58,200	$796,443	$977,646

Schedule II—Condensed Financial Information of Registrant

SCPIE HOLDINGS INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share Data)

DECEMBER 31,	2003	2002

ASSETS
Securities available for sale:
Equity investments, at fair value (cost: 2003— $1,871; 2002— $6,771)	$1,871	$6,611
Cash and cash equivalents	9,499	10,456
Investment in subsidiaries	186,379	207,436

Total investments	197,749	224,503
Federal income tax receivable	—	1,338
Deferred federal income taxes	3,377	1,004
Other assets	3,589	1,546

Total assets	$204,715	$228,391

LIABILITIES
Due to affiliates	$527	$20
Other liabilities	—	1,205

Total liabilities	527	1,225
Stockholders’ equity:
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2003—9,371,933 shares outstanding; 2002—9,333,807 shares outstanding	1	1
Additional paid-in capital	37,281	37,805
Retained earnings	264,063	280,609
Treasury stock at cost (2003—2,920,158 shares and 2002–2,958,284 shares)	(98,006)	(98,830)
Stock subscription notes receivable	(3,312)	(3,592)
Accumulated other comprehensive income	4,161	11,173

Total stockholders’ equity	204,188	227,166

Total liabilities and stockholders’ equity	$204,715	$228,391

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

FOR THE YEARS ENDED	DECEMBER 31, 2003	DECEMBER 31, 2002	DECEMBER 31, 2001

Dividend from subsidiary	$—	$3,000	$—
Net investment income (loss)	(330)	389	1,585
Realized investment losses	(2,750)	(2,312)	—
Other income	—	180	1,564
Interest expenses	—	(66)	(1,416)
Other expenses	(2,421)	(4,881)	(1,743)

Loss before federal income tax benefit and equity in losses of subsidiaries	(5,501)	(3,690)	(10)
Federal income tax benefit	486	2,341	535

Income (loss) before equity in losses of subsidiaries	(5,015)	(1,349)	525
Equity in losses of subsidiaries	(7,791)	(37,033)	(58,501)

Net loss	$(12,806)	$(38,382)	$(57,976)

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE YEARS ENDED	DECEMBER 31, 2003	DECEMBER 31, 2002	DECEMBER 31, 2001

OPERATING ACTIVITIES
Net loss	$(12,806)	$(38,382)	$(57,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized investment losses	2,750	2,312	—
Due to affiliates	507	(410)	795
Provision for amortization	—	—	670
Changes in other assets and liabilities	(4,284)	(110)	123
Equity in undistributed loss of subsidiaries	7,791	37,033	56,573

Net cash provided by (used in) operating activities	(6,042)	443	185

INVESTING ACTIVITIES
Sales—equities	8,245	10,593	—
Sales—fixed maturities	—	—	5,000
Purchase—equities	—	—	(2,500)

Cash provided by investing activities	8,245	10,593	2,500

FINANCING ACTIVITIES
Repayment of bank loan	—	(9,000)	(18,000)
Purchase of treasury stock, net and repayment of stock subscription notes	580	613	(278)
Cash dividends	(3,740)	(3,743)	(3,727)

Cash used in financing activities	(3,160)	(12,130)	(22,005)

Decrease in cash and cash equivalents	(957)	(1,094)	(19,320)
Cash and cash equivalents at beginning of period	10,456	11,550	30,870

Cash and cash equivalents at end of period	$9,499	$10,456	$11,550

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2003

1. BASIS OF PRESENTATION

In the SCPIE Holdings Inc. condensed financial statements, investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings Inc. condensed financial statements should be read in conjunction with its consolidated financial statements.

2. BANK LOAN

On May 25, 1999, the Company entered into a credit agreement with Union Bank of California, N. A., First Union Bank and Dresdner Bank AG, as lenders. All amounts outstanding under the Credit Agreement at December 31, 2001 were paid during February 2002, and the agreement was terminated effective February 28, 2002. Interest paid was $0.1 million and $1.4 million in 2002 and 2001, respectively.

Schedule III – Supplementary Insurance Information

SCPIE Holdings Inc. and Subsidiaries

Year Ended December 31, 2003

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Direct Healthcare Liability Insurance	$6,674	$420,534	$37,050	$131,460	$—	$133,034	$4,203	$24,031	$128,589
Assumed Reinsurance (1)	2,742	222,512	13,657	32,427	—	28,332	6,063	11,547	18,450
Other	—	—	—	—	21,954	—	—	—	—

Total	$9,416	$643,046	$50,707	$163,887	$21,954	$161,366	$10,266	$35,578	$147,039

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.

Year Ended December 31, 2002

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Direct Healthcare Liability Insurance	$6,858	$459,025	$39,921	$163,519	$—	$197,456	$9,505	$22,893	$138,901
Assumed Reinsurance (1)	—	191,646	27,635	122,544	—	123,060	23,105	24,173	112,849
Other	—	—	—	—	32,231	—	—	—	—

Total	$6,858	$650,671	$67,556	$286,063	$32,231	$320,516	$32,610	$47,066	$251,750

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.

Year Ended December 31, 2001

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Direct Healthcare Liability Insurance	$5,991	$463,276	$64,538	$156,442	$—	$220,311	$28,712	$17,108	$168,600
Assumed Reinsurance (1)	13,474	113,360	37,330	79,493	—	84,162	17,452	1,460	112,207
Other	—	—	—	—	35,895	—	—	—	—

Total	$19,465	$576,636	$101,868	$235,935	$35,895	$304,473	$46,164	$18,568	$280,807

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.