Form 10-Q
period 2004-03-31
SCPIE HOLDINGS INC
filed 2004-05-14
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,871,933 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2004	DECEMBER 31, 2003

	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2004 - $547,415; 2003 - $550,794)	$558,900	$554,141
Equity investments, at fair value (cost 2004 - $12,404; 2003 - $15,766)	16,132	20,543

Total securities available-for-sale	575,032	574,684
Mortgages and real estate	10,400	10,400
Cash and cash equivalents	47,832	62,095

Total investments and cash and cash equivalents	633,264	647,179
Accrued investment income	6,070	7,526
Premiums receivable	159,476	120,112
Reinsurance recoverable	157,961	151,829
Deferred policy acquisition costs	11,248	9,416
Deferred federal income taxes	40,407	43,725
Property and equipment, net	3,581	3,816
Other assets	7,524	7,647

Total assets	$1,019,531	$991,250

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$636,282	$643,046
Unearned premiums	103,750	50,707

Total reserves	740,032	693,753
Amounts held for reinsurance	50,561	67,223
Other liabilities	19,515	26,086

Total liabilities	810,108	787,062
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2004 – 9,371,933 shares outstanding 2003 – 9,371,933 shares outstanding	1	1
Additional paid-in capital	37,281	37,281
Retained earnings	264,890	264,063
Treasury stock, at cost 2004 – 2,920,158 shares and 2003 – 2,920,158 shares	(98,006)	(98,006)
Subscription notes receivable	(3,312)	(3,312)
Accumulated other comprehensive income	8,569	4,161

Total stockholders’ equity	209,423	204,188

Total liabilities and stockholders’ equity	$1,019,531	$991,250

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

Revenues:
Net premiums earned	$36,413	$54,256
Net investment income	5,432	5,590
Realized investment gains	2,346	3,090
Other revenue	280	506

Total revenues	44,471	63,442
Expenses:
Losses and loss adjustment expenses	32,941	48,551
Underwriting and other operating expenses	10,230	17,434

Total expenses	43,171	65,985

Income (loss) before federal income taxes	1,300	(2,543)
Federal income tax expense (benefit)	473	(1,321)

Net income (loss)	$827	$(1,222)

Basic earnings (loss) per share	$0.09	$(0.13)
Diluted earnings (loss) per share	$0.09	$(0.13)
Cash dividend declared and paid per share of common stock	$—	$0.10

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT JANUARY 1, 2004	$1	$37,281	$264,063	$(98,006)	$(3,312)	$4,161	$204,188
Net income	—	—	827	—	—	—	827
Unrealized gains on securities, net of reclassification adjustments of $1,266 for gains included in net appreciation, net of applicable income taxes of $2,385	—	—	—	—	—	4,433	4,433
Change in minimum pension liability, net of applicable income taxes of ($52)	—	—	—	—	—	(98)	(98)
Unrealized foreign currency gain	—	—	—	—	—	73	73

Comprehensive income						—	5,235
Treasury stock reissued	—	—	—	—	—	—	—
Stock subscription notes repaid	—	—	—	—	—	—	—

BALANCE AT MARCH 31, 2004	$1	$37,281	$264,890	$(98,006)	$(3,312)	$8,569	$209,423

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$827	$(1,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provisions for amortization and depreciation	2,035	2,953
Provision for deferred federal income taxes	473	(1,321)
Realized investment gains	(2,346)	(3,090)
Changes in operating assets and liabilities:
Deferred acquisition costs	(1,832)	(3,056)
Accrued investment income	1,456	847
Unearned premiums	53,043	38,822
Loss and loss adjustment expense reserves	(6,764)	(5,166)
Reinsurance recoverable	(6,132)	27,934
Amounts held for reinsurance	(16,662)	(15,531)
Other liabilities	(6,571)	(3,274)
Premium receivable	(39,364)	(54,326)
Other assets	358	4,745

Net cash used in operating activities	(21,479)	(11,685)
INVESTING ACTIVITIES
Purchases—fixed maturities	(167,467)	(137,672)
Sales—fixed maturities	165,979	140,365
Maturities—fixed maturities	4,921	—
Short—term purchases and sales – net	19	—
Sales—equities	3,764	—

Net cash provided by investing activities	7,216	2,693
FINANCING ACTIVITIES
Reissue of treasury shares	—	3
Cash dividends	—	(983)

Net cash used in financing activities	—	(980)

Decrease in cash and cash equivalents	(14,263)	(9,972)
Cash and cash equivalents at beginning of period	62,095	115,787

Cash and cash equivalents at end of period	$47,832	$105,815

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2004

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

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2003.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

2. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	THREE MONTHS ENDED MARCH 31,
	2004	2003

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
Net income (loss)	$827	$(1,222)
Numerator for:
Basic earnings (loss) per share of common stock	827	(1,222)
Diluted earnings (loss) per share of common stock	827	(1,222)
Denominator
Denominator for basic earnings (loss) per share of common stock – weighted-average shares outstanding	9,372	9,334
Effect of dilutive securities:
Stock options	95	—

Denominator for diluted earnings (loss) per share of common stock adjusted – weighted-average shares outstanding	9,467	9,334
Basic earnings (loss) per share of common stock	$0.09	$(0.13)
Diluted earnings (loss) per share of common stock	$0.09	$(0.13)

3. INVESTMENTS

The Company’s investments in available-for-sale securities at March 31, 2004 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$188,681	$5,607	$628	$193,660
Mortgage-backed and asset-backed	93,377	1,270	511	94,136
Corporate	265,357	6,022	275	271,104

Total fixed-maturity securities	547,415	12,899	1,414	558,900
Common stocks	12,404	3,728	—	16,132

Total	$559,819	$16,627	$1,414	$575,032

4. FEDERAL INCOME TAXES

A reconciliation of income tax expense (benefit) in the accompanying statements of income are summarized as follows:

	THREE MONTHS ENDED MARCH 31,
	2004	2003

	(IN THOUSANDS)
Federal income tax expense (benefit) at 35%	$455	$(890)
Increase (decrease) in taxes resulting from:
Tax-exempt interest	—	—
Other	18	(431)

Total	$473	$(1,321)

5. COMPREHENSIVE INCOME (LOSS)

The following table reconciles net income (loss) and comprehensive income (loss) for the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2004	2003

	(IN THOUSANDS)
Net income (loss)	$827	$(1,222)
Other comprehensive income (loss) before tax:
Unrealized gains on securities	6,818	820
Unrealized foreign currency gains	73	—
Change in minimum pension liability	(150)	(150)

Other comprehensive income (loss) before tax	7,568	(552)
Income tax expense related to securities	2,385	287
Income tax benefit related to pension liability	(52)	(52)

Comprehensive income (loss)	$5,235	$(787)

6. BUSINESS SEGMENTS

The Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance. Segments are designated based on the types of products provided and based on the risks associated with the products. Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons and dentists, healthcare facilities and other healthcare providers. Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue. In December 2002, the Company entered into a 100% quota share reinsurance agreement with Rosemont Reinsurance Ltd. (Rosemont Re) (formerly known as GoshawK Re), a subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based insurer and reinsurer, that divested substantially all of the Company’s ongoing assumed reinsurance operations. The Company had one ongoing assumed reinsurance treaty for the 2003 underwriting year.

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

THREE MONTHS ENDED MARCH 31, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$92,740	$(3,285)		$89,455

Premiums earned	$31,948	$4,465		$36,413
Net investment income	—	—	$5,432	5,432
Realized investment gains	—	—	2,346	2,346
Other revenue	—	—	280	280

Total revenues	31,948	4,465	8,058	44,471
Losses and loss adjustment expenses	30,609	2,332	—	32,941
Other operating expenses	6,399	3,831	—	10,230

Total expenses	37,008	6,163	—	43,171

Segment income (loss) before income taxes	$(5,060)	$(1,698)	$8,058	$1,300

Combined ratio	115.8%	138.0%		118.6%
Segment assets	$89,140	$239,545	$690,846	$1,019,531

THREE MONTHS ENDED MARCH 31, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$95,428	$(1,523)		$93,905

Premiums earned	$35,650	$18,606		$54,256
Net investment income	—	—	$5,590	5,590
Realized investment gains	—	—	3,090	3,090
Other revenue	—	—	506	506

Total revenues	35,650	18,606	9,186	63,442
Losses and loss adjustment expenses	37,561	10,990	—	48,551
Other operating expenses	7,725	9,709	—	17,434

Total expenses	45,286	20,699	—	65,985

Segment income (loss) before income taxes	$(9,636)	$(2,093)	$9,186	$(2,543)

Combined ratio	127.0%	111.3%		121.6%
Segment assets	$128,148	$179,082	$769,620	$1,076,850

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

Highlands Insurance Group

Between January 1, 2000, and April 30, 2001, the Company issued endorsements to certain policyholders of the insurance company subsidiaries of Highlands Insurance Group, Inc. (HIG). Under these endorsements, the Company agreed to assume the policy obligations of the HIG insurance company subsidiaries, if the subsidiaries became unable to pay their obligations by reason of having been declared insolvent by a court of competent jurisdiction. The coverages included property, workers’ compensation, commercial automobile, general liability and umbrella. The gross premiums written by the HIG subsidiaries were approximately $88.0 million for the subject policies. In November 2001, HIG disclosed that its A.M. Best Company (A.M. Best) rating had been reduced to C- and that its financial plan might trigger some level of regulatory involvement. In December 2001, HIG announced that it would cease issuing any new or renewal policies. In February 2002, the Texas Department of Insurance placed the principal HIG insurance company subsidiaries under its supervision while HIG voluntarily liquidated their claim liabilities.

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that at March 31, 2004, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $65.0 million and had established case loss reserves of $12.1 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses range from $6.7 million to $10.0 million for a total loss and loss expense reserve of $18.8 million to $22.1 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of the reinsurers of Highlands. The quarterly financial statements of Highlands filed with the Texas Department of Insurance as of September 30, 2003, showed $660.4 million in assets and policyholder surplus of $5.2 million.

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

The California domiciled HIG subsidiary has been the subject of regulatory liquidation. On August 1, 2003, the Superior Court of the County of Orange, California, upon an application filed by the California Insurance Commissioner, declared the California domiciled HIG insurance company subsidiary insolvent and appointed the Insurance Commissioner liquidator of the subsidiary. That HIG subsidiary had established case loss reserves under the subject policies of $450,000 at June 30, 2003.

Letters of Credit

In November 2001, the Company arranged a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the capital requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of March 31, 2004, letter of credit issuance under the facility was approximately $47.3 million. Securities of $50.1 million are pledged as collateral under the facility.

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

8. STOCK-BASED COMPENSATION

The following table illustrates the effect on net income (loss) and earnings per share if the Company applied the fair value recognition provision as defined in Financial Accounting Standards Board Statement (FASB) No. 123, Accounting of Stock-Based Compensation:

	THREE MONTHS ENDED MARCH 31,
	2004	2003

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported	$827	$(1,222)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(142)	(237)

Pro forma net income (loss)	$685	$(1,459)
Earnings (loss) per share:
Basic – as reported	$0.09	$(0.13)
Basic – pro forma	$0.07	$(0.13)
Diluted – as reported	$0.09	$(0.13)
Diluted – pro forma	$0.07	$(0.13)

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 3.625% to 4.25%; dividend yields ranging from 0.66% to 1.14%; volatility factors of the expected market price of the Company’s common stock of .5205 and a weighted average expected life of the options ranging from three to ten years.

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

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001, World Trade Center terrorist attack, the Company incurred significant losses in the three fiscal years 2001, 2002 and 2003. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best and National Association of Insurance Commissioners (NAIC) capital adequacy models has required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company have been to effect an orderly withdrawal from healthcare liability insurance markets outside of California and Delaware and from the assumed reinsurance market in its entirety. At December 31, 2003, the Company had only 379 healthcare liability insurance policies remaining in force in these other markets, all of which expired during the first quarter of 2004. In December 2002, the Company entered into a 100% quota share reinsurance agreement to retrocede to another insurer the majority of reinsurance business written in 2002 and 2001. During 2003, the Company participated in only one ongoing reinsurance syndicate. The Company continues to run-off claims in its non-core businesses.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. A 1% difference in the ultimate value of reserves, net of reinsurance recoverable, would decrease or increase future pretax earnings by $4.8 million.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs include commissions, premium taxes and other variable costs incurred in connection with writing business. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed. Recoverability is analyzed based on the Company’s assumptions related to the underlying policies written, including the lives of the underlying policies, future investment income, and level of expenses necessary to maintain the policies over their entire lives. Deferred policy acquisition costs are amortized over the period in which the related premiums are earned.

Investments

The Company considers its fixed maturity and equity securities as available-for-sale securities. Available-for-sale securities are sold in response to a number of issues, including the Company’s liquidity needs, the Company’s statutory surplus requirements and tax management strategies, among others. During the fourth quarters of 2002 and 2003, the Company sold significant amounts of its available-for-sale securities to increase surplus for statutory accounting purposes. In late 2001 and 2002, the Company began to shift the character of its investment income to fully taxable as part of the Company’s tax strategy. Available-for-sale securities are recorded at fair value. The related unrealized gains and losses, net of income tax effects, are excluded from net income and reported as a component of stockholders’ equity.

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

Income taxes

At March 31, 2004, the Company had $40.4 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $14.3 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

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

The Company’s estimate of future taxable income uses the same assumptions and projections as in its internal financial projections. These projections are subject to uncertainties primarily related to future underwriting results. If the Company’s results are not as profitable as expected, the Company may be required in future periods to record a valuation allowance for all or a portion of the deferred income tax assets. That requirement would reduce the Company’s earnings.

Forward Looking Statements

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and continuing profitability in 2004 are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the inherent uncertainty of loss and loss expense estimates in both the core and discontinued non-core business (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – Overview,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core business the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL

THREE MONTHS ENDED MARCH 31, 2004
Premiums written	$92,482	$258	$92,740

Premiums earned	$31,596	$352	$31,948
Losses and LAE incurred	27,378	3,231	30,609
Underwriting expenses	6,288	111	6,399

Underwriting loss	$(2,070)	$(2,990)	$(5,060)
Loss ratio	86.7%	n.m.	95.8%
Expense ratio	19.9%	n.m.	20.0%
Combined ratio	106.6%	n.m.	115.8%

THREE MONTHS ENDED MARCH 31, 2003
Premiums written	$90,263	$5,165	$95,428

Premiums earned	$29,547	$6,103	$35,650
Losses and LAE incurred	27,695	9,866	37,561
Underwriting expenses	4,996	2,729	7,725

Underwriting loss	$(3,144)	$(6,492)	$(9,636)
Loss ratio	93.7%	n.m.	105.4%
Expense ratio	16.9%	n.m.	21.6%
Combined ratio	110.6%	n.m.	127.0%
*	The ratios for the non-core business are not meaningful due to their run-off status.

Core Business

Premiums written were $92.5 million and premiums earned were $31.6 million in 2004; and $90.3 million and $29.6 million in the first quarter 2003. Premiums written and earned increased primarily due to a 9.9% rate increase effective October 1, 2003. This increase was offset by a slight decline in policies in-force of 2.8%.

The loss ratio (losses and LAE expenses related to premiums earned) for the first quarter 2004 was 86.7% compared to 93.7% in the first quarter 2003. The decrease in the loss ratio is due primarily to the full effect on earned premiums of the 9.9% rate increase effective October 1, 2003.

The underwriting expense ratio (expenses related to premiums earned) increased to 19.9 % in the first quarter 2004 from 16.9% in the first quarter 2003. The change is primarily attributable to a decline in premium in the non-core business. As a result of that decline, more underwriting expenses are allocated to the core business. Total segment underwriting expenses declined as a percentage of earned premiums from 21.6% in 2003 to 20.0% in 2004.

Non-Core Business

Premiums written decreased in the three months ended March 31, 2004 to $258,000 from $5.2 million for the same period in 2003. This resulted from a significant decline in the number of policies in the non-core business from 2,086 at March 2003 to zero at March 31, 2004. After March 6, 2003, no new or renewal business was written in the non-core programs as the Company exited these markets. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

Losses incurred in the first quarter of 2004 are primarily due to adverse litigation decisions on a few cases and multiple losses related to one insured dentist. These losses are all from prior years activity and are considered unusual circumstances not anticipated by the normal actuarial process.

As premium continues to decrease in this area, underwriting expenses will also continue to decrease.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED MARCH 31,	2004	2003

Premiums written	$(3,285)	$(1,523)

Premiums earned	$4,465	$18,606
Underwriting expenses
Losses	2,332	10,990
Underwriting and other operating expenses	3,831	9,709

Underwriting loss	$(1,698)	$(2,093)
Loss ratio	52.2%	59.1%
Expense ratio	85.8%	52.2%
Combined ratio	138.0%	111.3%

The earned premium in 2004 is a result of one ongoing assumed reinsurance program for the 2003 underwriting year.

The loss ratio declined in the three months ended March 31, 2004 to 52.2% from 59.1% a year ago due to favorable development on prior year reserves.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%. The additional premium decreased during the three months ended March 31, 2004 and therefore increased written and earned premium by $0.8 million.

The Rosemont Re reinsurance treaty has both prospective and retroactive elements as defined in FASB No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract. The retroactive accounting treatment required under FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contract.

The expense ratio was 85.8% in the three months ended March 31, 2004 and 52.2% in the three months ended March 31, 2003. The impact of the retroactive treatment of a portion to the Rosemont Re reinsurance treaty added approximately 30.7 percentage points to the expense ratio in the first quarter 2004.

Other Operations

Net investment income decreased to $5.4 million for the three months ended March 31, 2004, a decrease of 3.6% from $5.6 million for the three months ended March 31, 2003. The reduction in investment income is a result of a reduction in invested assets offset by a slight 3.6% increase in the average rate of return. The decline in invested assets was as a result of the claim payments related to the non-core healthcare liability and assumed reinsurance businesses. The average rate of return on invested assets was 3.7% for both the three months ended March 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2004, the Company had negative cash flow from operations of $21.5 million compared to a negative cash flow of $11.7 million in 2003. The negative cash flow in 2004 is primarily related to claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $47.8 million or 7.6% of invested assets, at March 31, 2004. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $16.1 million at March 31, 2004. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2004 without prior regulatory approval is approximately $14.0 million. As of March 31, 2004, no dividends had been paid to SCPIE Holdings.

Common stock dividends paid to stockholders were $0.10 per share in the first quarter 2003. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of March 31, 2004, SCPIE Holdings held cash and short-term securities of $6.6 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position has been weakened by the continuing losses in the non-core business. On November 14, 2003, A.M. Best, after a review the third quarter results, reduced the rating of the Insurance Subsidiaries to B (Fair), with a negative outlook. A.M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The NAIC has developed a methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2003, the RBC level of each insurance company subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2003, SCPIE Indemnity exceeded this threshold by $47.6 million.

The Company believes that it has the ability to fund its continuing operations from its premiums written and investment income. The Company plans to continue its focus on the efficient operation of its core business, while at the same time continuing to adjudicate and settle claims incurred in its discontinued non-core business. As the Company continues to run-off the non-core loss and LAE reserves, its capital position should improve. The Company believes it has, at best, only limited opportunities to raise capital, if that becomes necessary. The Company may improve its capital adequacy position through temporary reinsurance arrangements with highly rated insurers.

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

The Company invests its assets primarily in fixed-maturity securities, which at March 31, 2004 comprised 88.3% of total investments at market value. Corporate bonds represent 48.5% and U.S. government bonds represent 34.7% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 2.5% of total investments at market value. Mortgage loans represent 1.6% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

At March 31, 2004, the carrying value of the investment portfolio included $15.2 million in net unrealized gains. At December 31, 2003, the investment portfolio included $8.1 million in net unrealized gains.

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

SCPIE HOLDINGS INC.

Date: May 14, 2004	By:	/s/ DONALD J. ZUK
Donald J. Zuk
President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ ROBERT B. TSCHUDY
Robert B. Tschudy
Senior Vice President and Chief Financial Officer