Form 10-Q
period 2004-06-30
SCPIE HOLDINGS INC
filed 2004-08-12
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,910,576 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2004	DECEMBER 31, 2003

	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2004 - $496,131; 2003 - $550,794)	$487,248	$554,141
Equity investments, at fair value (cost 2004 - $12,380; 2003 - $15,766)	16,385	20,543

Total securities available-for-sale	503,633	574,684
Mortgages	10,400	10,400
Cash and cash equivalents	74,756	62,095

Total investments and cash and cash equivalents	588,789	647,179
Accrued investment income	6,534	7,526
Premiums receivable	145,557	120,112
Reinsurance recoverable	181,177	151,829
Deferred policy acquisition costs	10,949	9,416
Deferred federal income taxes	48,407	43,725
Property and equipment, net	3,351	3,816
Other assets	6,907	7,647

Total assets	$991,671	$991,250

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$625,186	$643,046
Unearned premiums	75,282	50,707

Total reserves	700,468	693,753
Amounts held for reinsurance	79,822	67,223
Other liabilities	17,323	26,086

Total liabilities	797,613	787,062
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2004 –9,410,576 shares outstanding 2003 – 9,371,933 shares outstanding	1	1
Additional paid-in capital	36,750	37,281
Retained earnings	262,574	264,063
Treasury stock, at cost 2004 –2,881,515 shares and 2003 – 2,920,158 shares	(97,234)	(98,006)
Subscription notes receivable	(3,494)	(3,312)
Accumulated other comprehensive income (loss)	(4,539)	4,161

Total stockholders’ equity	194,058	204,188

Total liabilities and stockholders’ equity	$991,671	$991,250

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

Revenues:
Net premiums earned	$67,641	$94,000	$31,228	$39,744
Net investment income	10,550	10,920	5,118	5,330
Realized investment gains (loss)	1,715	3,927	(631)	837
Other revenue	365	2,020	85	1,514

Total revenues	80,271	110,867	35,800	47,425

Expenses:
Losses and loss adjustment expenses	65,769	82,875	32,828	34,324
Underwriting and other operating expenses	16,806	29,278	6,576	11,844

Total expenses	82,575	112,153	39,404	46,168

Income (loss) before federal income taxes	(2,304)	(1,286)	(3,604)	1,257
Federal income tax expense (benefit)	(815)	(676)	(1,288)	645

Net income (loss)	$(1,489)	$(610)	$(2,316)	$612

Basic earnings (loss) per share	$(0.16)	$(0.07)	$(0.25)	$0.07
Diluted earnings (loss) per share	$(0.16)	$(0.07)	$(0.25)	$0.07
Cash dividend declared and paid per share of common stock	$—	$0.20	$—	$0.10

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTON NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT JANUARY 1, 2004	$1	$37,281	$264,063	$(98,006)	$(3,312)	$4,161	$204,188
Net loss	—	—	(1,489)	—	—	—	(1,489)
Unrealized losses on securities, net of reclassification adjustments of $493 for gains included in net appreciation, net of applicable income taxes of $4,647	—	—	—	—	—	(8,625)	(8,625)
Change in minimum pension liability, net of applicable income taxes of ($105)	—	—	—	—	—	(195)	(195)
Unrealized foreign currency gain	—	—	—	—	—	120	120

Comprehensive income						—	(10,189)
Treasury stock reissued	—	(531)	—	772	(192)	—	49
Stock subscription notes repaid	—	—	—	—	10	—	10

BALANCE AT JUNE 30, 2004	$1	$36,750	$262,574	$(97,234)	$(3,494)	$(4,539)	$194,058

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2004	2003

OPERATING ACTIVITIES
Net loss	$(1,489)	$(610)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for amortization and depreciation	3,788	2,474
Provision for deferred federal income taxes	(815)	(676)
Realized investment gains	(1,715)	(4,302)
Changes in operating assets and liabilities:
Deferred acquisition costs	(1,533)	(4,028)
Accrued investment income	992	637
Unearned premiums	24,575	11,413
Loss and loss adjustment expense reserves	(17,860)	(14,376)
Reinsurance recoverable	(29,348)	12,171
Amounts held for reinsurance	12,599	(8,037)
Other liabilities	(8,763)	(8,702)
Premium receivable	(25,445)	(23,876)
Other assets	1,275	(63)

Net cash used in operating activities	(43,739)	(37,975)

INVESTING ACTIVITIES
Purchases—fixed maturities	(171,844)	(273,923)
Sales—fixed maturities	217,225	256,025
Maturities—fixed maturities	7,391	1,600
Short-term purchases and sales - net	(195)	—
Sales—equities	3,764	3,926

Net cash provided by (used in) investing activities	56,341	(12,372)

FINANCING ACTIVITIES
Reissue of treasury shares	241	247
Repayment of stock subscription	(182)	279
Cash dividends	—	(1,967)

Net cash provided by (used) in financing activities	59	(1,441)

Increase (decrease) in cash and cash equivalents	12,661	(51,788)
Cash and cash equivalents at beginning of period	62,095	115,787

Cash and cash equivalents at end of period	$74,756	$63,999

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2004

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

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2003.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

2. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
Net income (loss)	$(1,489)	$(610)	$(2,316)	$612
Numerator for:
Basic earnings (loss) per share of common stock	(1,489)	(610)	(2,316)	612
Diluted earnings (loss) per share of common stock	(1,489)	(610)	(2,316)	612
Denominator
Denominator for basic earnings (loss) per share of common stock – weighted-average shares outstanding	9,395	9,345	9,411	9,345
Effect of dilutive securities:
Stock options	—	—	—	70

Denominator for diluted earnings (loss) per share of common stock adjusted – weighted-average shares outstanding	9,395	9,345	9,411	9,415

Basic earnings (loss) per share of common stock	$(0.16)	$(0.07)	$(0.25)	$0.07
Diluted earnings (loss) per share of common stock	$(0.16)	$(0.07)	$(0.25)	$0.07

3. INVESTMENTS

The Company’s investments in available-for-sale securities at June 30, 2004 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$143,780	$827	$2,032	$142,575
Mortgage-backed and asset-backed	98,466	192	1,774	96,884
Corporate	253,885	768	6,864	247,789

Total fixed-maturity securities	496,131	1,787	10,670	487,248
Common stocks	12,380	4,005	—	16,385

Total	$508,511	$5,792	$10,670	$503,633

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2004.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL

	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE

	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$1,849	$93,309	$183	$6,485	$2,032	$99,794
Mortgage-backed and asset-backed	1,390	68,996	384	12,821	1,774	81,817
Corporate	4,530	145,167	2,334	46,843	6,864	192,010

Total fixed-maturity securities	7,769	307,472	2,901	66,149	10,670	373,621
Total common stock	—	16,385	—	—	—	16,385

Total	$7,769	$323,857	$2,901	$66,149	$10,670	$390,006

The unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

4. FEDERAL INCOME TAXES

A reconciliation of income tax benefit in the accompanying statements of income are summarized as follows:

	SIX MONTHS ENDED JUNE 30,

	2004	2003

	(IN THOUSANDS)
Federal income tax benefit at 35%	$(806)	$(450)
Decrease in taxes resulting from non-taxable items	(9)	(226)

Total	$(815)	$(676)

5. COMPREHENSIVE INCOME (LOSS)

The following table reconciles net income (loss) and comprehensive income (loss) for the periods presented:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

	(IN THOUSANDS)

Net income (loss)	$(1,489)	$(610)	$(2,316)	$612
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(13,272)	9,820	(20,090)	9,002
Unrealized foreign currency gains	120	220	47	220
Change in minimum pension liability	(300)	(300)	(150)	(150)

Other comprehensive income (loss) before tax	(14,941)	9,130	(22,509)	9,684
Income tax expense (benefit) related to securities	(4,647)	2,777	(7,032)	2,491
Income tax benefit related to pension liability	(105)	(105)	(53)	(52)

Comprehensive income (loss)	$(10,189)	$6,458	$(15,424)	$7,245

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

SIX MONTHS ENDED JUNE 30, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$95,493	$(3,278)		$92,215

Premiums earned	$61,934	$5,707		$67,641
Net investment income	—	—	$10,550	10,550
Realized investment gains	—	—	1,715	1,715
Other revenue	—	—	365	365

Total revenues	61,934	5,707	12,630	80,271

Losses and loss adjustment expenses	55,833	9,936	—	65,769
Other operating expenses	12,671	4,135	—	16,806

Total expenses	68,504	14,071	—	82,575

Segment income (loss) before income taxes	$(6,570)	$(8,364)	$12,630	$(2,304)

Segment assets	$62,852	$274,831	$653,988	$991,671

SIX MONTHS ENDED JUNE 30, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$97,667	$8,572		$106,239

Premiums earned	$67,310	$26,690		$94,000
Net investment income	—	—	$10,920	10,920
Realized investment gains	—	—	3,927	3,927
Other revenue	—	—	2,020	2,020

Total revenues	67,310	26,690	16,867	110,867

Losses and loss adjustment expenses	64,863	18,012	—	82,875
Other operating expenses	13,153	16,125	—	29,278

Total expenses	78,016	34,137	—	112,153

Segment income (loss) before income taxes	$(10,706)	$(7,447)	$16,867	$(1,286)

Segment assets	$62,895	$230,620	$755,566	$1,049,081

THREE MONTHS ENDED JUNE 30, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$2,753	$7		$2,760

Premiums earned	$29,986	$1,242		$31,228
Net investment income	—	—	$5,118	5,118
Realized investment loss	—	—	(631)	(631)
Other revenue	—	—	85	85

Total revenues	29,986	1,242	4,572	35,800

Losses and loss adjustment expenses	25,224	7,604	—	32,828
Other operating expenses	6,272	304	—	6,576

Total expenses	31,496	7,908	—	39,404

Segment income (loss) before income taxes	$(1,510)	$(6,666)	$4,572	$(3,604)

Segment assets	$62,852	$274,831	$653,988	$991,671

THREE MONTHS ENDED JUNE 30, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$2,239	$10,096		$12,335

Premiums earned	$31,660	$8,084		$39,744
Net investment income	—	—	$5,330	5,330
Realized investment gains	—	—	837	837
Other revenue	—	—	1,514	1,514

Total revenues	31,660	8,084	7,681	47,425

Losses and loss adjustment expenses	27,302	7,022	—	34,324
Other operating expenses	5,430	6,414	—	11,844

Total expenses	32,732	13,436	—	46,168

Segment income (loss) before income taxes	$(1,072)	$(5,352)	$7,681	$1,257

Segment assets	$62,895	$230,620	$755,566	$1,049,081

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that at June 30, 2004, the HIG insurance company subsidiaries had paid losses and LAE under the subject policies of $65.0 million and had established case loss reserves of $11.5 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses range from $6 million to $7 million for a total loss and loss expense reserve of $17.5 million to $18.5 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of Highlands’ reinsurers.

On November 6, 2003, the State of Texas obtained an order in the Texas District Court appointing the Texas Insurance Commissioner as the permanent Receiver of Highlands and placing the Receiver in possession of all assets of Highlands. The order expressly provided that it did not constitute a finding of Highlands’ insolvency nor an authorization to liquidate Highlands. On December 1, 2003, however, the State of Texas filed an application to liquidate Highlands, to forestall certain actions taken by the plaintiff in a California litigation to perfect a $57.4 million judgment lien on certain assets of Highlands. The California plaintiff and the Receiver reached a complete settlement of the California litigation, which was approved by the Texas court on July 28, 2004. In connection with the settlement, the Receiver agreed to postpone any liquidation hearing to no earlier than 120 days after the court approval. If an order of liquidation is ultimately entered and becomes final, the Company would likely be required to assume Highlands’ then remaining obligations under the subject policies.

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

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of June 30, 2004, letter of credit issuance under the facility was approximately $49.4 million. Securities of $54.4 million are pledged as collateral under the facility.

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

8. STOCK-BASED COMPENSATION

The following table illustrates the effect on net income (loss) and earnings per share if the Company applied the fair value recognition provision as defined in Financial Accounting Standards Board Statement (FASB) No. 123, Accounting of Stock-Based Compensation:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported	$(1,489)	$(610)	$(2,316)	$612
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(340)	(697)	(198)	(460)

Pro forma net income (loss)	$(1,829)	$(1,307)	$(2,514)	$152
Earnings (loss) per share:
Basic – as reported	$(0.16)	$(0.07)	$(0.25)	$0.07
Basic – pro forma	$(0.20)	$(0.14)	$(0.27)	$0.02

Diluted – as reported	$(0.16)	$(0.07)	$(0.25)	$0.07
Diluted – pro forma	$(0.20)	$(0.14)	$(0.27)	$0.02

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. Management believes that the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves, after considering both prospective and retrospective reinsurance, of $449.8 million. The net reserves attributable to the operating segments of the Company are as follows:

Summary of Net Loss and LAE Reserves by Segment
SIX MONTHS ENDED JUNE 30, 2004

Direct Healthcare Liability Insurance:
Core	$248.6
Non-Core	120.5
Assumed Reinsurance Segment	80.7

Total	$449.8

A 1% difference in the ultimate value of reserves, net of reinsurance recoverable, would decrease or increase future pretax earnings by $4.5 million.

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

The Company evaluates the securities in its available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors the Company considers in the evaluation of its investments are:

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

Income taxes

At June 30, 2004, the Company had $48.4 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $18.8 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company has been historically profitable except during the last three years because of losses primarily related to the non-core healthcare liability and assumed reinsurance operations. Since those operations are now in run-off, the Company believes it should return to a position of taxable income, thus enabling it to utilize the net operation loss carryforward.

The Company’s estimate of future taxable income uses the same assumptions and projections as in its internal financial projections. These projections are subject to uncertainties primarily related to future underwriting results. If the Company’s results are not as profitable as expected, the Company may be required in future periods to record a valuation allowance for all or a portion of the deferred income tax assets. Any valuation allowance would reduce the Company’s earnings.

Forward Looking Statements

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the inherent uncertainty of loss and loss expense estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – Overview,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Information Regarding Non-GAAP Measures

The Company has presented information in this report with respect to premiums written, an operating measure which in management’s opinion provides investors useful industry specific information to evaluate and perform meaningful comparisons of the Company’s performance. Premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Premiums written is a statutory measure of production levels. Premiums earned, a comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Direct Healthcare Liability Insurance Segment

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. As a result of the Company’s withdrawal from certain segments of the healthcare industry, the premiums earned are allocated between core and non-core premium. Core premium represents California and Delaware business excluding dentist and hospital business. Non-core business represents business related to physician and dental programs formerly conducted for the Company primarily in states outside California and Delaware by a national independent insurance agency, other state non-standard physician programs and hospital programs including those in California.

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*

SIX MONTHS ENDED JUNE 30, 2004
Premiums written	$96,189	$(696)	$95,493

Premiums earned	$62,542	$(608)	$61,934

Losses and LAE incurred	52,063	3,770	55,833
Underwriting expenses	12,571	100	12,671

Underwriting loss	$(2,092)	$(4,478)	$(6,570)

Loss ratio	83.2%
Expense ratio	20.1%
Combined ratio	103.3%

SIX MONTHS ENDED JUNE 30, 2003
Premiums written	$92,580	$5,087	$97,667

Premiums earned	$58,283	$9,027	$67,310

Losses and LAE incurred	54,250	10,613	64,863
Underwriting expenses	10,100	3,053	13,153

Underwriting loss	$(6,067)	$(4,639)	$(10,706)

Loss ratio	93.1%
Expense ratio	17.3%
Combined ratio	110.4%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $96.2 million and premiums earned were $62.5 million in the six months ended June 30, 2004; compared to $92.6 million and $58.3 million in the six months ended June 30, 2003. Premiums written and earned increased primarily due to a 9.9% rate increase effective October 1, 2003. This increase was partially offset by a decline in policies in-force.

The loss ratio (losses and LAE expenses related to premiums earned) for the six months ended June 30, 2004 was 83.2% compared to 93.7% in the second quarter 2003. The decrease in the loss ratio is due primarily to the full effect on earned premiums of the 9.9% rate increase effective October 1, 2003, as well as lower estimates of loss trends for 2004.

The underwriting expense ratio for the six months ended June 30, (expenses related to premiums earned) increased to 20.1% in the first six months of 2004 from 17.3% in the first six months ended of 2003. The change is primarily attributable to a decline in premium in the non-core business. As a result of that decline, most underwriting expenses are attributable to the core business.

Non-Core Business

Premiums written decreased in the six months ended June 30, 2004, to $(0.7) from $5.1 million for the same period in 2003. This resulted from a significant decline in the number of policies in-force in the non-core business from 1,155 at June 30, 2003 to zero at June 30, 2004. After March 6, 2003, no new or renewal business was written in the non-core programs, as the Company exited these markets. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The underwriting loss incurred in the six months ended June 30, 2004, is primarily due to adverse litigation decisions on a few cases and multiple losses related to one insured dentist. These losses are all from prior years’ activity and are considered unusual circumstances not anticipated by the normal actuarial process. In addition, the Company had reinsurance reinstatement premiums which are accounted for as negative premiums.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results

FOR THE SIX MONTHS ENDED JUNE 30,	2004	2003

Premiums written	$(3,278)	$8,572

Premiums earned	$5,707	$26,690
Underwriting expenses
Losses	9,936	18,012
Underwriting and other operating expenses	4,135	16,125

Underwriting loss	$(8,364)	$(7,447)

The earned premium in 2004 is a result of one ongoing assumed reinsurance program for the 2003 underwriting year.

The underwriting loss incurred in the six months ended June 30, 2004, primarily results from upward development of losses on the Company’s participation in two of the three Lloyd’s of London syndicates that the Company is a participant and capital provider for the 2001 underwriting year which were only partially ceded under the Rosemont Re reinsurance treaty.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%. The additional premium paid to Rosemont Re was $(0.7) million and $3.8 million for the six month periods ending June 30, 2004 and 2003, respectively.

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

Other Operations

Net investment income decreased to $10.6 million for the six months ended June 30, 2004, a decrease of 3.4% from $10.9 million for the six months ended June 30, 2003. The reduction in investment income is a result of a reduction in invested assets partially offset by a slight increase in the average rate of return. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses. The average rate of return on invested assets was 3.8% and 3.6% for the six months ended June 30, 2004, and June 30, 2003, respectively.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*

THREE MONTHS ENDED JUNE 30, 2004
Premiums written	$3,707	$(954)	$2,753

Premiums earned	$30,946	$(960)	$29,986
Losses and LAE incurred	24,685	539	25,224
Underwriting expenses	6,284	(12)	6,272

Underwriting loss	$(23)	$(1,487)	$(1,510)

Loss ratio	79.8%
Expense ratio	20.3%
Combined ratio	100.1%

THREE MONTHS ENDED JUNE 30, 2003
Premiums written	$2,318	$(79)	$2,239

Premiums earned	$28,736	$2,924	$31,660
Losses and LAE incurred	26,555	747	27,302
Underwriting expenses	5,104	326	5,430

Underwriting (loss) gain	$(2,923)	$1,851	$(1,072)

Loss ratio	92.4%
Expense ratio	17.8%
Combined ratio	110.2%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $3.7 million and premiums earned were $30.9 million in the three months ended June 30, 2004, compared to $2.3 million and $28.7 million in the three months ended June 30, 2003. Premiums written and earned increased primarily due to a 9.9% rate increase effective October 1, 2003. This increase was partially offset by a slight decline in policies in-force.

The loss ratio (losses and LAE expenses related to premiums earned) for the second quarter 2004 was 79.8% compared to 92.4% in the second quarter 2003. The decrease in the loss ratio is due primarily to the full effect on earned premiums of the 9.9% rate increase effective October 1, 2003, as well as lower estimates in loss trends in 2004.

The underwriting expense ratio (expenses related to premiums earned) increased to 20.3% in the second quarter 2004 from 17.8% in the second quarter 2003. The change is primarily attributable to a decline in premium in the non-core business. As a result of that decline, most underwriting expenses are attributable to the core business.

Non-Core Business

After March 6, 2003, no new or renewal business was written in the non-core programs as the Company exited these markets. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The underwriting loss incurred in the three months ended June 30, 2004 is primarily due to reinstatement reinsurance premiums on older policy years. The reinstatement premiums are reported as negative premium.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results

FOR THE THREE MONTHS ENDED JUNE 30,	2004	2003

Premiums written	$7	$10,096

Premiums earned	$1,242	$8,084
Underwriting expenses
Losses	7,604	7,022
Underwriting and other operating expenses	304	6,414

Underwriting loss	$(6,666)	$(5,352)

The earned premium in 2004 is a result of one ongoing assumed reinsurance program for the 2003 underwriting year.

The underwriting loss increased in the three months ended June 30, 2004, primarily due to significant upward development upon closing of the 2001 underwriting year for two of the three Lloyd’s of London syndicates that the Company is a participant and capital provider. The Rosemont Re reinsurance treaty only partially offset the losses reported.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%. The additional premium paid to Rosemont Re was $(0.7) million and $3.8 million for the six month periods ending June 30, 2004 and 2003, respectively.

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

Other Operations

Net investment income decreased to $5.1 million for the three months ended June 30, 2004, a decrease of 4.0% from $5.3 million for the three months ended June 30, 2003. The reduction in investment income is a result of a reduction in invested assets offset by a slight increase in the average rate of return. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses. The average rate of return on invested assets was 3.7% and 3.1% for the three months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 2004, the Company had negative cash flow from operations of $43.7 million compared to a negative cash flow of $38.0 million in 2003. The negative cash flow in 2004 is primarily related to claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $74.8 million or 12.7% of invested assets, at June 30, 2004. The Company believes that all of its short-term and fixed-maturity securities are readily marketable.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $16.4 million at June 30, 2004. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2004 without prior regulatory approval is approximately $14.0 million. As of June 30, 2004, no dividends had been paid to SCPIE Holdings.

Common stock dividends paid to stockholders were $0.10 per share in the second quarter 2003. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of June 30, 2004, SCPIE Holdings held cash and short-term securities of $8.2 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position has been weakened by the continuing losses in the non-core business. On November 14, 2003, A.M. Best, after a review of the third quarter 2003 results, reduced the rating of the Insurance Subsidiaries to B (Fair), with a negative outlook. A.M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The NAIC has developed a methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2003, the RBC level of each insurance company subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2003, SCPIE Indemnity exceeded this threshold by $47.6 million.

The Company believes that it has the ability to fund its continuing operations from its premiums written and investment income. The Company plans to continue its focus on the efficient operation of its core business, while at the same time continuing to adjudicate and settle claims incurred in its discontinued non-core business. As the Company continues to run-off the non-core loss and LAE reserves, its capital adequacy position should improve. The Company believes it has, at best, only limited opportunities to raise capital, if that becomes necessary.

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

The Company invests its assets primarily in fixed-maturity securities, which at June 30, 2004 comprised 82.7% of total investments at market value. Corporate bonds represent 42.1% and U.S. government bonds represent 24.2% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 2.8% of total investments at market value. Mortgage loans represent 1.6% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

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

At June 30, 2004, the carrying value of the investment portfolio included $4.9 million in net unrealized losses. At December 31, 2003, the investment portfolio included $8.1 million in net unrealized gains.

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 20, 2004, the following individuals were reelected to the Board of Directors for a term ending in 2007; Mitchell S. Karlan, MD, 5,459,422 votes for, 1,171,689 withheld authority; Jack E. McCleary, MD, 5,536,596 votes for, 1,094,515 withheld authority; Wendell L. Moseley, MD, 5,464,293 votes for, 1,166,818 withheld authority; Donald P. Newell 5,553,447 votes for, 1,077,664 withheld authority. The other directors, whose terms of office continued after the meeting were Willis T. King, Jr., Louis H. Masotti, PhD, Charles B. McElwee, MD, Harriet M. Opfell, MD, William A. Renert, MD, Henry L. Stoutz, MD, Reinhold A. Ullrich, MD, Ronald H. Wender, MD and Donald J. Zuk.

In addition, the SCPIE Holdings Inc. Senior Executive Incentive Bonus Plan was approved with 4,904,542 votes for, 1,489,487 votes against, 237,082 abstentions. There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herewith.

NUMBER	DOCUMENT

31.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(b) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: August 12, 2004	By:	/s/ DONALD J. ZUK
Donald J. Zuk
President and Chief Executive Officer

Date: August 12, 2004	By:	/s/ ROBERT B. TSCHUDY
Robert B. Tschudy
Senior Vice President and Chief Financial Officer