Form 10-Q
period 2004-09-30
SCPIE HOLDINGS INC
filed 2004-11-12
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,910,576 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2004 - $489,459; 2003 - $550,794)	$491,787	$554,141
Equity investments, at fair value (cost 2004 - $12,207; 2003 - $15,766)	15,953	20,543

Total securities available-for-sale	507,740	574,684
Mortgages	10,400	10,400
Cash and cash equivalents	54,318	62,095

Total investments and cash and cash equivalents	572,458	647,179

Accrued investment income	5,919	7,526
Premiums receivable	128,417	120,112
Reinsurance recoverable	176,988	151,829
Deferred policy acquisition costs	8,423	9,416
Deferred federal income taxes	45,944	43,725
Property and equipment, net	3,147	3,816
Other assets	7,453	7,647

Total assets	$948,749	$991,250

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$613,277	$643,046
Unearned premiums	49,264	50,707

Total reserves	662,541	693,753
Amounts held for reinsurance	72,660	67,223
Other liabilities	15,455	26,086

Total liabilities	750,656	787,062

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2004 – 9,410,576 shares outstanding 2003 – 9,371,933 shares outstanding	1	1
Additional paid-in capital	36,750	37,281
Retained earnings	259,553	264,063
Treasury stock, at cost 2004 – 2,881,515 shares and 2003 – 2,920,158 shares	(97,356)	(98,006)
Subscription notes receivable	(3,302)	(3,312)
Accumulated other comprehensive income	2,447	4,161

Total stockholders’ equity	198,093	204,188

Total liabilities and stockholders’ equity	$948,749	$991,250

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenues:
Net premiums earned	$103,700	$129,602	$36,059	$35,602
Net investment income	15,027	15,050	4,477	4,130
Realized investment gains (loss)	1,604	(4,264)	(111)	(8,191)
Other revenue (expense)	600	1,528	235	(492)

Total revenues	120,931	141,916	40,660	31,049

Expenses:
Losses and loss adjustment expenses	100,545	127,262	34,776	44,387
Underwriting and other operating expenses	22,998	38,533	6,192	9,255

Total expenses	123,543	165,795	40,968	53,642

Loss before income taxes	(2,612)	(23,879)	(308)	(22,593)
Income tax expense (benefit)	1,898	(8,453)	2,713	(7,777)

Net loss	$(4,510)	$(15,426)	$(3,021)	$(14,816)

Basic loss per share	$(0.48)	$(1.65)	$(0.32)	$(1.58)
Diluted loss per share	$(0.48)	$(1.65)	$(0.32)	$(1.58)
Cash dividend declared and paid per share of common stock	$—	$0.30	$—	$0.10

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTON NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2004	$1	$37,281	$264,063	$(98,006)	$(3,312)	$4,161	$204,188

Net loss	—	—	(4,510)	—	—	—	(4,510)
Unrealized losses on securities, net of reclassification adjustments of $421 for gains included in net appreciation, net of applicable income tax benefit of $814	—	—	—	—	—	(1,508)	(1,508)
Change in minimum pension liability, net of applicable income tax benefit of $157	—	—	—	—	—	(293)	(293)
Unrealized foreign currency gain	—	—	—	—	—	87	87

Comprehensive loss							(6,224)

Treasury stock reissued	—	(531)	—	650	—	—	119
Stock subscription notes repaid	—	—	—	—	10	—	10

BALANCE AT SEPTEMBER 30, 2004	$1	$36,750	$259,553	$(97,356)	$(3,302)	$2,447	$198,093

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(4,510)	$(15,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for amortization and depreciation	5,379	7,246
Provision for deferred federal income taxes	1,898	(8,453)
Realized investment (gains) loss	(1,604)	4,264
Changes in operating assets and liabilities:
Deferred acquisition costs	993	(3,386)
Accrued investment income	1,607	1,315
Unearned premiums	(1,443)	(10,668)
Loss and loss adjustment expense reserves	(29,769)	22,520
Reinsurance recoverable	(25,159)	(31,407)
Amounts held for reinsurance	5,437	7,591
Other liabilities	(10,631)	(7,728)
Premium receivable	(8,305)	(13,125)
Other assets	(3,314)	8,335

Net cash used in operating activities	(69,421)	(38,922)

INVESTING ACTIVITIES
Purchases—fixed maturities	(172,882)	(449,160)
Sales—fixed maturities	222,931	416,720
Maturities—fixed maturities	7,391	1,600
Short-term purchases and sales – net	311	—
Sales—equities	3,764	3,926

Net cash provided by (used in) investing activities	61,515	(26,914)

FINANCING ACTIVITIES
Reissuance of treasury shares	119	252
Repayment of stock subscription	10	279
Cash dividends	—	(2,953)

Net cash provided by (used) in financing activities	129	(2,422)

Decrease in cash and cash equivalents	(7,777)	(68,258)

Cash and cash equivalents at beginning of period	62,095	115,787

Cash and cash equivalents at end of period	$54,318	$47,529

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2004

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

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2003.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
Net loss	$(4,510)	$(15,426)	$(3,021)	$(14,816)

Numerator for:
Basic loss per share of common stock	(4,510)	(15,426)	(3,021)	(14,816)
Diluted loss per share of common stock	(4,510)	(15,426)	(3,021)	(14,816)

Denominator
Denominator for basic loss per share of common stock – weighted-average shares outstanding	9,390	9,347	9,411	9,364

Effect of dilutive securities:
Stock options	—	—	—	—

Denominator for diluted loss per share of common stock adjusted – weighted-average shares outstanding	9,390	9,347	9,411	9,364

Basic loss per share of common stock	$(0.48)	$(1.65)	$(0.32)	$(1.58)

Diluted loss per share of common stock	$(0.48)	$(1.65)	$(0.32)	$(1.58)

For the nine months ended September 30, 2004, no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

3. INVESTMENTS

The Company’s investments in available-for-sale securities at September 30, 2004 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$144,547	$2,693	$214	$147,026
Mortgage-backed and asset-backed	94,090	410	1,089	93,411
Corporate	250,822	2,431	1,903	251,350

Total fixed-maturity securities	489,459	5,534	3,206	491,787
Common stocks	12,207	3,746	—	15,953

Total	$501,666	$9,280	$3,206	$507,740

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2004.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$93	$21,253	$121	$4,060	$214	$25,313
Mortgage-backed and asset-backed	995	65,076	94	3,407	1,089	68,483
Corporate	1,048	100,694	855	24,660	1,903	125,354

Total fixed-maturity securities	2,136	187,023	1,070	32,127	3,206	219,150
Total common stock	—	—	—	—	—	—

Total	$2,136	$187,023	$1,070	$32,127	$3,206	$219,150

The unrealized losses are represented by individual securities with unrealized losses of less than 20% of each security’s amortized cost.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

4. FEDERAL INCOME TAXES

A reconciliation of income tax benefit computed at the federal statutory tax rate to total income tax expense (benefit) is summarized as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(IN THOUSANDS)
Federal income tax benefit at 35%	$(914)	$(8,358)	$(108)	$(7,908)
Increase (decrease) in taxes resulting from:
State Franchise tax	2,600	—	2,600	—
Other	212	(95)	221	131

Total income tax expense (benefit)	$1,898	$(8,453)	$2,713	$(7,777)

5. COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(IN THOUSANDS)
Net loss	$(4,510)	$(15,426)	$(3,021)	$(14,816)
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(2,322)	1,008	10,950	(8,812)
Unrealized foreign currency gains (losses)	87	(1,787)	(33)	(2,007)
Change in minimum pension liability	(450)	(450)	(150)	(150)

Other comprehensive income (loss) before tax	(7,195)	(16,655)	7,746	(25,785)

Income tax (expense) benefit related to securities	814	(1,921)	(3,833)	856
Income tax benefit related to pension liability	157	158	52	53

Comprehensive income (loss)	$(6,224)	$(18,418)	$3,965	$(24,876)

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

NINE MONTHS ENDED SEPTEMBER 30, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$102,296	$(39)		$102,257

Premiums earned	$92,161	$11,539		$103,700
Net investment income	—	—	$15,027	15,027
Realized investment gains	—	—	1,604	1,604
Other revenue	—	—	600	600

Total revenues	92,161	11,539	17,231	120,931

Losses and loss adjustment expenses	83,580	16,965	—	100,545
Other operating expenses	19,515	3,483	—	22,998

Total expenses	103,095	20,448	—	123,543

Segment income (loss) before income taxes	$(10,934)	$(8,909)	$17,231	$(2,612)

Segment assets	$141,867	$171,961	$634,921	$948,749

NINE MONTHS ENDED SEPTEMBER 30, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$107,350	$12,410		$119,760

Premiums earned	$100,153	$29,449		$129,602
Net investment income	—	—	$15,050	15,050
Realized investment gains	—	—	(4,264)	(4,264)
Other revenue	—	—	1,528	1,528

Total revenues	100,153	29,449	12,314	141,916

Losses and loss adjustment expenses	95,555	31,707	—	127,262
Other operating expenses	21,001	17,532	—	38,533

Total expenses	116,556	49,239	—	165,795

Segment income (loss) before income taxes	$(16,403)	$(19,790)	$12,314	$(23,879)

Segment assets	$40,667	$285,032	$723,642	$1,049,341

THREE MONTHS ENDED SEPTEMBER 30, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$6,803	$3,239		$10,042

Premiums earned	$30,227	$5,832		$36,059
Net investment income	—	—	$4,477	4,477
Realized investment loss	—	—	(111)	(111)
Other revenue	—	—	235	235

Total revenues	30,227	5,832	4,601	40,660

Losses and loss adjustment expenses	27,747	7,029	—	34,776
Other operating expenses	6,844	(652)	—	6,192

Total expenses	34,591	6,377	—	40,968

Segment income (loss) before income taxes	$(4,364)	$(545)	$4,601	$(308)

Segment assets	$141,867	$171,961	$634,921	$948,749

THREE MONTHS ENDED SEPTEMBER 30, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$9,683	$3,838		$13,521

Premiums earned	$32,843	$2,759		$35,602
Net investment income	—	—	$4,130	4,130
Realized investment loss	—	—	(8,191)	(8,191)
Other revenue	—	—	(492)	(492)

Total revenues	32,843	2,759	(4,553)	31,049

Losses and loss adjustment expenses	30,692	13,695	—	44,387
Other operating expenses	7,849	1,406	—	9,255

Total expenses	38,541	15,101	—	53,642

Segment loss before income taxes	$(5,698)	$(12,342)	$(4,553)	$(22,593)

Segment assets	$40,667	$285,032	$723,642	$1,049,341

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that the HIG insurance company subsidiaries have paid losses and LAE under the subject policies of more than $65.0 million and that at September 30, 2004 had established case loss reserves of $11.0 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses range from $6.0 million to $7.0 million for a total loss and loss expense reserve of $17.0 million to $18.0 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of Highlands’ reinsurers.

On November 6, 2003, the State of Texas obtained an order in the Texas District Court appointing the Texas Insurance Commissioner as the permanent Receiver of Highlands and placing the Receiver in possession of all assets of Highlands. The order expressly provided that it did not constitute a finding of Highlands’ insolvency nor an authorization to liquidate Highlands. The Receiver subsequently became involved in a large litigation matter, which precipitated the Receiver filing an application for a hearing to liquidate Highlands. That litigation has recently been settled, and no liquidation hearing is presently pending. The Receiver continues to resolve Highlands claim liabilities and otherwise conduct its business, as part of his efforts to rehabilitate Highlands. If an order of liquidation is ultimately entered and becomes final, the Company would likely be required to assume Highlands’ then remaining obligations under the subject policies.

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of September 30, 2004, letter of credit issuance under the facility was approximately $49.4 million. Securities of $54.4 million are pledged as collateral under the facility.

California Franchise Tax Board

In the third quarter of 2002, the Company received a notice of assessment from the California Franchise Tax Board (FTB) for the 1997 to 2000 tax years in the total amount of $15.4 million, not including the federal tax benefits from the payment of such assessment or interest that might be included on amounts, if any, ultimately paid to the FTB. The assessment was the result of a memorandum issued by the FTB in April 2002. The memorandum, based partly on the California Court of Appeals Decision in Ceridian v. Franchise Tax Board, challenged the deduction from California income tax of dividends received by holding companies from their insurance company subsidiaries during the tax years ended on or after December 1, 1997. The Company had protested these assessments.

On September 29, 2004, California enacted legislation reestablishing up to 80% of the dividends received deduction for insurance holding companies. This new legislation reduced the previous potential assessments of the FTB to approximately $4.0 dollars, including interest. The Company has accrued this expense in the third quarter and will no longer continue to protest the prior assessment.

8. STOCK-BASED COMPENSATION

The following table illustrates the effect on net income (loss) and earnings per share if the Company applied the fair value recognition provision as defined in Financial Accounting Standards Board Statement (FASB) No. 123, Accounting of Stock-Based Compensation:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss as reported	$(4,510)	$(15,426)	$(3,021)	$(14,816)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(510)	(941)	(170)	(244)

Pro forma net loss	$(5,020)	$(16,367)	$(3,191)	$(15,060)

Loss per share:
Basic – as reported	$(0.48)	$(1.65)	$(0.32)	$(1.58)
Basic – pro forma	$(0.53)	$(1.75)	$(0.34)	$(1.61)

Diluted – as reported	$(0.48)	$(1.65)	$(0.32)	$(1.58)
Diluted – pro forma	$(0.53)	$(1.75)	$(0.34)	$(1.61)

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

The actions taken by the Company have reduced significantly capital requirements related to premium writing to surplus ratios in both the A.M. Best and NAIC capital adequacy models. The capital requirements required by the reserve to surplus ratios continues to decline as the Company settles the claims in its non-core businesses.

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

Premium Revenue Recognition

Direct healthcare liability insurance premiums written are earned on a daily pro rata basis over the terms of the policies. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Reinsurance premiums assumed are estimated based on information provided by ceding companies. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned over the terms of the related reinsurance contracts.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $440.3 million as of September 30, 2004, after considering both prospective and retrospective reinsurance. The net reserves attributable to the operating segments of the Company are as follows:

Summary of Net Loss and LAE Reserves

By Segment

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Direct Healthcare Liability Insurance
Core	$249.6	$246.2
Non-Core	112.0	145.3
Assumed Reinsurance Segment	78.7	106.3

Total net loss and LAE reserves	440.3	497.8

Ceded loss reserves	155.6	108.9
Retrospective reserves	17.4	36.3

Loss and LAE reserves	$613.3	$643.0

A 1% difference in the ultimate value of reserves, net of reinsurance recoverable, would decrease or increase future pretax earnings by $4.4 million.

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

Income taxes

At September 30, 2004, the Company had $45.9 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $21.9 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company has been historically profitable except during the last three years because of losses primarily related to the non-core healthcare liability and assumed reinsurance operations. Since those operations are now in run-off, the Company believes it should return to a position of taxable income, thus enabling it to utilize the net operating loss carryforward.

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

Forward Looking Statements

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – Overview,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

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

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
NINE MONTHS ENDED SEPTEMBER 30, 2004
Premiums written	$103,557	$(1,261)	$102,296

Premiums earned	$93,338	$(1,177)	$92,161

Losses and LAE incurred	76,621	6,959	83,580
Underwriting expenses	19,413	102	19,515

Underwriting loss	$(2,696)	$(8,238)	$(10,934)

Loss ratio	82.1%
Expense ratio	20.8%
Combined ratio	102.9%

NINE MONTHS ENDED SEPTEMBER 30, 2003
Premiums written	$102,364	$4,986	$107,350

Premiums earned	$89,342	$10,811	$100,153

Losses and LAE incurred	80,996	14,559	95,555
Underwriting expenses	17,567	3,434	21,001

Underwriting loss	$(9,221)	$(7,182)	$(16,403)

Loss ratio	90.7%
Expense ratio	19.7%
Combined ratio	110.4%
*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $103.6 million and premiums earned were $93.3 million in the nine months ended September 30, 2004; compared to $102.4 million and $89.3 million in the nine months ended September 30, 2003. Premiums written and earned increased primarily due to a 9.9% rate increase effective October 1, 2003. This increase was partially offset by a decline in policies in-force.

The loss ratio (losses and LAE related to premiums earned) for the nine months ended September 30, 2004 was 82.1% compared to 90.7% in the third quarter 2003. The decrease in the loss ratio is due primarily to the full effect on earned premiums of the 9.9% rate increase effective October 1, 2003, as well as lower loss estimates for 2004.

The underwriting expense ratio for the nine months ended September 30, (expenses related to premiums earned) increased to 20.8% in the first nine months of 2004 from 19.7% in the first nine months ended of 2003. The change is primarily attributable to a decline in premium in the non-core business. As a result of that decline, most underwriting expenses are attributable to the core business.

During October 2004, the California Department of Insurance approved a 6.5% rate increase in California for the Company’s direct healthcare liability insurance business. The Company will implement this new increase for policies issued and renewed on and after January 1, 2005.

Non-Core Business

The negative premiums written and earned for the nine months ending September 30, 2004, represent reinsurance premium ceded in connection with the reinstatement of excess of loss layers for older years. The $5.0 million written premium for the same period in 2003 resulted primarily from required extended reporting options exercised by cancelled insureds. After March 6, 2003, no new or renewal business was written in the non-core programs, as the Company exited these markets. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The underwriting loss incurred in the nine months ended September 30, 2004, is primarily due to adverse litigation decisions on a few cases and reserve increases attributable to older years, primarily for dentists coverage. These losses are all from prior years’ activity and resulted from unusual circumstances not anticipated by the normal actuarial process.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
Premiums written	$(39)	$12,410

Premiums earned	$11,539	$29,449
Underwriting expenses
Losses	16,965	31,707
Underwriting and other operating expenses	3,483	17,532

Underwriting loss	$(8,909)	$(19,790)

The earned premium in 2004 is a result of one ongoing assumed reinsurance program for the 2003 underwriting year.

The underwriting loss incurred in the nine months ended September 30, 2004 primarily results from upward development of losses in two of the three Lloyd’s of London syndicates in which the Company was a participant and capital provider for the 2001 underwriting year and which were only partially ceded under the Rosemont Re reinsurance treaty. In addition, certain other contracts had adverse development which was only partially offset by reductions in World Trade Center losses. The nine months ended September 30, 2003 was adversely affected by significant losses of $8.5 million related to Lloyd’s Syndicate 102, in which the Company was a participant.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%. The additional premium paid to Rosemont Re was $(0.4) million and $5.6 million for the nine month periods ending September 30, 2004 and 2003, respectively.

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

Other Operations

Net investment income remained flat at $15.0 million for the nine months ended September 30, 2004, and September 30, 2003, respectively. Investment income reflects a reduction in invested assets offset by an increase in the average rate of return. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses. The average rate of return on invested assets was 3.6% and 3.4% for the nine months ended September 30, 2004, and September 30, 2003, respectively.

Realized investment gains of $1.6 million were recorded for the nine month period ended September 30, 2004 versus realized invested losses of $4.3 million in the nine month period ended September 30, 2003. The realized investment losses for the nine month period ended September 30, 2003 includes a $9.6 million write down of the Company’s investment in GoshawK Insurance Holdings plc (the parent of Rosemont Re) following the failure of Lloyd’s Syndicate 102.

Net Loss

The net loss for the nine months ended September 30, 2004 was affected by a $4.0 million accrual for estimated California franchise taxes attributable to years ended on and after December 31, 1997. The additional taxes are the result of legislation enacted in California during the third quarter of 2004 that restored 80% of a deduction provision under which insurance holding companies had for many years deducted all dividends received from their insurance company subsidiaries. The effect of the legislation was to significantly reduce an assessment made by the California Franchise Tax Board against the Company, which the Company and other companies in the industry had been contesting. The federal income tax expense for the nine months includes this one-time charge, net of federal tax benefit. See “Note 7 to Consolidated Financial Statements.”

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
THREE MONTHS ENDED SEPTEMBER 30, 2004
Premiums written	$7,368	$(565)	$6,803

Premiums earned	$30,796	$(569)	$30,227

Losses and LAE incurred	24,558	3,189	27,747
Underwriting expenses	6,842	2	6,844

Underwriting loss	$(604)	$(3,760)	$(4,364)

Loss ratio	79.7%
Expense ratio	22.2%
Combined ratio	101.9%

THREE MONTHS ENDED SEPTEMBER 30, 2003
Premiums written	$9,784	$(101)	$9,683

Premiums earned	$31,059	$1,784	$32,843

Losses and LAE incurred	26,745	3,947	30,692
Underwriting expenses	7,468	381	7,849

Underwriting (loss) gain	$(3,154)	$(2,544)	$(5,698)

Loss ratio	86.1%
Expense ratio	24.0%
Combined ratio	110.1%
*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $7.4 million and premiums earned were $30.8 million in the three months ended September 30, 2004, compared to $9.8 million and $31.0 million in the three months ended September 30, 2003. Premiums written and earned decreased primarily due to a decline in policies in-force, partially offset by a 9.9% rate increase effective October 1, 2003.

The loss ratio (losses and LAE related to premiums earned) for the third quarter 2004 was 79.7% compared to 86.1% in the third quarter 2003. The decrease in the loss ratio is due primarily to the full effect on earned premiums of the 9.9% rate increase effective October 1, 2003.

The underwriting expense ratio (expenses related to premiums earned) decreased to 22.2% in the third quarter 2004 from 24.0% in the third quarter 2003. The third quarter 2003 ratio included extra expenses associated with the Company’s 2003 rate filing hearings.

During October 2004, the California Department of Insurance approved a 6.5% rate increase in California for the Company’s core direct healthcare liability insurance business. The Company will implement this new increase for policies issued and renewed on and after January 1, 2005.

Non-Core Business

After March 6, 2003, no new or renewal business was written in the non-core programs as the Company exited these markets. Premium earned in the non-core direct healthcare liability insurance business decreased as the written premium declined.

The underwriting loss incurred in the three months ended September 30, 2004 is primarily due to reinstatement reinsurance premiums on older policy years. The reinstatement premiums are reported as negative premium. In addition, certain reserves related to older years, were increased that relate primarily to dental liability.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2004	2003
Premiums written	$3,239	$3,838

Premiums earned	$5,832	$2,759
Underwriting expenses
Losses	7,029	13,695
Underwriting and other operating expenses	(652)	1,406

Underwriting loss	$(545)	$(12,342)

The earned premium in 2004 is a result of one ongoing assumed reinsurance program for the 2003 underwriting year.

The underwriting loss increased in the three months ended September 30, 2004, primarily due to reserve development in a few contracts for the 2001 and 2002 underwriting years that were primarily offset by reductions in World Trade Center reserves. These contracts principally involve reinsured bail and immigration bonds issued by a single company. The Rosemont Re reinsurance treaty only partially offset the losses reported. The three months ended September 30, 2003 was adversely affected by significant losses of $8.5 million related to Lloyd’s Syndicate 102.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage in 2002 and 2003 and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%. The additional premium paid to Rosemont Re was $0.3 million and $1.8 million for the three month periods ending September 30, 2004 and 2003, respectively.

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

Other Operations

Net investment income increased to $4.5 million for the three months ended September 30, 2004, an increase of 8.4% from $4.1 million for the three months ended September 30, 2003. The increase in investment income is a result of an increase in the average rate of return offset by a reduction in invested assets. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses. The average rate of return on invested assets was 3.5% and 2.7% for the three months ended September 30, 2004 and 2003, respectively.

Realized investment losses of $0.1 million were recorded for the three month period ended September 30, 2004 versus realized invested losses of $8.2 million in the three month period ended September 30, 2003. The realized investment losses for the three month period ended September 30, 2003 includes a $9.6 million write down of the Company’s investment in GoshawK Insurance Holdings plc (the parent of Rosemont Re) following the failure of Lloyd’s Syndicate 102.

Net Loss

The net loss for the three months ended September 30, 2004 was affected by a $4.0 million accrual for estimated California franchise taxes attributable to years ended on and after December 31, 1997. The additional taxes are the result of legislation enacted in California during the third quarter of 2004 that restored 80% of a deduction provision under which insurance holding companies had for many years deducted all dividends received from their insurance company subsidiaries. The effect of the legislation was to significantly reduce an assessment made by the California Franchise Tax Board against the Company, which the Company and other companies in the industry had been contesting. The federal income tax expense for the three months includes this one-time charge, net of federal tax benefit. See “Note 7 to Consolidated Financial Statements.”

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 2004, the Company had negative cash flow from operations of $69.4 million compared to a negative cash flow of $38.9 million in 2003. The negative cash flow in 2004 is primarily related to claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $54.3 million or 9.5% of invested assets, at September 30, 2004. The Company believes that all of its short-term and fixed-maturity securities are readily marketable and have scheduled maturities in line with projected cash needs.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $16.0 million at September 30, 2004. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2004 without prior regulatory approval is approximately $14.0 million. As of September 30, 2004, no dividends had been paid to SCPIE Holdings.

Common stock dividends paid to stockholders were $0.10 per share in the third quarter 2003. These dividends were funded through dividends from the Company’s insurance subsidiaries received in prior years. In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of September 30, 2004, SCPIE Holdings held cash and short-term securities of $7.0 million of which approximately $4.0 million will be utilized to satisfy the California franchise tax liability recognized in the third quarter of 2004. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

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

The Company invests its assets primarily in fixed-maturity securities, which at September 30, 2004 comprised 85.9% of total investments at market value. Corporate bonds represent 51.1% and U.S. government bonds represent 29.9% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 2.8% of total investments at market value. Mortgage loans represent 1.8% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed-maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at September 30, 2004 was 4.3 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At September 30, 2004, the carrying value of the investment portfolio included $6.1 million in net unrealized gains. At December 31, 2003, the investment portfolio included $8.1 million in net unrealized gains.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

  None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herewith.

NUMBER	DOCUMENT
10.78	Second Amendment to Equity Participation Plan of SCPIE Holdings Inc.

31.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: November 12, 2004	By:	/s/ Donald J. Zuk
Donald J. Zuk
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Robert B. Tschudy
Robert B. Tschudy
Senior Vice President and Chief Financial Officer