Form 10-K
period 2004-12-31
SCPIE HOLDINGS INC
filed 2005-03-16
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 30, 2004, was $82,823,560 (based upon the closing sales price of such date, as reported by The Wall Street Journal).

The number of shares of the Registrant’s Common Stock outstanding as of March 7, 2005, was 9,904,604.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 24, 2005 (only portions of which are incorporated by reference).

PART I

ITEM 1.    BUSINESS

GENERAL

SCPIE Holdings Inc. (SCPIE Holdings) is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is primarily a provider of medical malpractice insurance and related liability insurance products to physicians, oral surgeons, healthcare facilities and others engaged in the healthcare industry in California and Delaware. Previously, the Company had also been actively engaged in the medical malpractice insurance business and related products in other states and the global assumed reinsurance business. Since 2002, the Company has been engaged in completing its withdrawal from the assumed reinsurance markets and medical malpractice insurance outside its core states of California and Delaware.

The Company conducts its insurance business through three insurance company subsidiaries. The largest wholly owned subsidiary, SCPIE Indemnity Company (SCPIE Indemnity), is licensed to conduct direct insurance business only in California, its state of domicile. American Healthcare Indemnity Company (AHI), domiciled in Delaware, is licensed to transact insurance in 47 states and the District of Columbia. American Healthcare Specialty Insurance Company (AHSIC), domiciled in Arkansas, is eligible to write policies as an excess and surplus lines insurer in 20 states and the District of Columbia. AHI and AHSIC are wholly owned subsidiaries of SCPIE Indemnity. All three companies generally have the right to participate in domestic and international reinsurance treaties. The Company also has an insurance agency subsidiary, SCPIE Insurance Services, Inc., two subsidiary corporations providing management services, a corporate reinsurance intermediary and a corporate member of Lloyd’s of London (Lloyd’s), SCPIE Underwriting Limited.

The Company was founded in 1976 as Southern California Physicians Insurance Exchange (the Exchange), a California reciprocal insurance company, and for the next 20 years conducted its operations as a policyholder-owned California medical malpractice insurance company. SCPIE Holdings was organized in Delaware in 1996 and acquired the business of the Exchange and the three insurance company subsidiaries in a reorganization that was consummated on January 29, 1997. The policyholders of the Exchange became the stockholders of SCPIE Holdings in the reorganization, and SCPIE Holdings concurrently sold additional shares of common stock in a public offering. The common stock of SCPIE Holdings is listed on the New York Stock Exchange under the trading symbol “SKP.”

Primarily due to significant losses on medical malpractice insurance outside the state of California and assumed reinsurance business losses arising out of the September 11, 2001, World Trade Center terrorist attack, the Company has incurred losses since 2001. The resulting reductions in surplus and corresponding decreases in capital adequacy ratios under both the A.M. Best Company (A.M. Best—the leading rating organization for the insurance industry) and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to withdraw from the healthcare liability insurance markets outside of its core markets in 2002 and to enter into a 100% quota share reinsurance agreement in December 2002 to retrocede to another insurer the majority of reinsurance business written in 2002 and 2001. See “Information about Segments.” The Company continues to “run-off” liabilities in these non-core markets.

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

INFORMATION ABOUT SEGMENTS

The Company’s insurance business is currently organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance. In direct (or primary) insurance activities, the insurer assumes the risk of loss from persons or organizations that are directly subject to the risks. Such risks may relate to liability (or casualty), property, life, accident, health, financial or other perils that may arise from an insurable event. In reinsurance activities, the reinsurer assumes defined portions of similar or dissimilar risks that primary insurers or other reinsurers have assumed in their own insuring activities.

The following tables set forth information concerning the Company’s revenues, operating income and identifiable assets attributable to each of its business segments for the years ended December 31, 2004 and 2003.

YEAR ENDED DECEMBER 31, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(In Thousands)
Premiums written	$126,834	$2,376		$129,210

Premiums earned	$121,478	$14,628		$136,106
Net investment income	—	—	$19,174	19,174
Realized investment gains	—	—	1,502	1,502
Other revenue	—	—	540	540

Total revenues	121,478	14,628	21,216	157,322
Losses and loss adjustment expenses	110,590	28,337	—	138,927
Other operating expenses	26,134	139	—	26,273

Total expenses	136,724	28,476	—	165,200

Segment income (loss) before income taxes	$(15,246)	$(13,848)	$21,216	$(7,878)

Segment assets	$142,270	$196,853	$640,512	$979,635

YEAR ENDED DECEMBER 31, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(In Thousands)
Premiums written	$128,589	$18,450		$147,039

Premiums earned	$131,460	$32,427		$163,887
Net investment income	—	—	$21,954	21,954
Realized investment gains	—	—	216	216
Other revenue	—	—	936	936

Total revenues	131,460	32,427	23,106	186,993
Losses and loss adjustment expenses	133,034	28,332	—	161,366
Other operating expenses	28,234	17,610	—	45,844

Total expenses	161,268	45,942	—	207,210

Segment income (loss) before income taxes	$(29,808)	$(13,515)	$23,106	$(20,217)

Segment assets	$28,042	$253,315	$709,893	$991,250

The direct healthcare liability insurance segment is comprised of core and non-core business components. The Company’s core business principally represents its direct healthcare liability insurance business in California and Delaware, excluding a dental program managed by a national independent insurance agency Brown & Brown, Inc. (Brown & Brown), and hospital business. The Company’s non-core business represents its direct healthcare liability business outside of California and Delaware, the above mentioned dental program and all hospital business. The non-core business is in run-off and no new or renewal policies have been issued since March 6, 2003. The losses in the direct healthcare liability insurance segment in both 2003 and 2004 are principally attributable to losses and adverse loss development in the non-core business component. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The assumed reinsurance operations were significantly reduced in 2003 and 2004 from previous periods. In December 2002, the Company entered into a quota share reinsurance transaction with Rosemont Reinsurance Ltd. (Rosemont Re) (formerly named GoshawK Reinsurance Limited), a Bermuda reinsurance subsidiary of GoshawK Insurance Holdings plc (GoshawK), a publicly held London-based Lloyd’s underwriter. Under the agreement, the Company ceded to Rosemont Re almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The effect of this transaction was to retrocede to Rosemont Re $129.3 million of written premium in

2002, $38.0 million of written premium in 2003 and $(0.1) million of written premium in 2004. The Company retains certain losses related to the assumed reinsurance business, including those related to the World Trade Center terrorist attack, and the Company continued to participate in one Lloyd’s syndicate for the 2003 underwriting year. Other than net written premiums of $1.2 million and $18.3 million from this syndicate in 2004 and 2003, respectively, the Company had retained no significant premiums written from prior year contracts, in either 2004 or 2003.

Because of the effect the losses incurred in the Company’s non-core healthcare insurance and assumed reinsurance operations had on the capitalization of the Insurance Subsidiaries combined surplus, the relationship of premiums written in 2001 and 2002 to surplus (premium leverage), and the relationship of outstanding loss reserves to surplus (loss reserve leverage), A.M. Best in a series of downgrades reduced the Company’s rating from A (Excellent) at December 31, 2001 to its current rating of B (Fair) with a negative outlook on November 14, 2003. The Company’s current rating could have a material adverse impact on the ability of the Company to maintain its customer base and attract new business. See “Risk Factors—Importance of A.M. Best Rating.”

DIRECT HEALTHCARE LIABILITY INSURANCE SEGMENT

Overview and Developments During 2004—Core Business

The Company has been a leading provider of medical malpractice insurance in California for many years. The Company’s share of the medical malpractice premiums written in California in 2003 (latest data available) was approximately 17.1% and the Company was the third largest writer in the state. In 2001, the Company undertook the insurance of physicians in Delaware through a single Delaware broker. During 2004, the Company had net premiums earned under policies issued to California insureds representing 97.5% of the total net premiums earned in the core business component of the direct healthcare liability insurance segment.

The Company has also developed and marketed ancillary liability insurance products for the healthcare industry including directors and officers liability insurance for healthcare entities, errors and omissions coverage for managed care organizations and billing errors and omissions coverage for the medical profession. These represent a small part of the Company’s business.

Overview and Developments During 2004—Non-Core Business

Hospital Programs—In 1996, the Company undertook an expansion plan which included products that offered comprehensive hospital and related liability coverages for large healthcare systems. From 1997 through 1999, the Company added more than 75 hospitals to its program. These policies were written through national and regional brokers and covered facilities in four states, in addition to California.

The Company encountered intense price competition in its large hospital and other healthcare facility writings. During 2000, the Company incurred material adverse loss experience under many of these policies, including policies issued to hospitals that subsequently left the Company for lower rates offered by other insurers. As a result, the Company declined to renew a number of its hospital policies or offered renewal only at substantially increased premium rates. At the beginning of 2001, the Company insured only 15 hospitals. The number was reduced to 10 hospitals insured as of December 31, 2001, and the last hospital policy expired in December 2002. The Company did not incur material losses in its hospital program during 2002 and 2003. In 2004, the Company incurred a net loss of $4.2 million as a result of a significant adverse verdict against a Florida hospital insured by the Company in 2000, when the medical incident occurred.

Physician Programs Outside of California and Delaware—The Company undertook a major geographic expansion in the physician and small medical group market through an arrangement with Brown & Brown. This arrangement commenced January 1, 1998, and eventually encompassed nine states, the largest in terms of premium volume being Connecticut, Florida and Georgia. During 2000, the Company entered into a separate arrangement with Brown & Brown covering the California and Texas portion of a dental liability program developed by Brown & Brown. The Company also reinsured the entire risk of policies issued nationally by another insurer to oral and maxillofacial surgeons marketed by Brown & Brown.

In 2002, 2003 and 2004, the Company derived approximately 27%, 9% and .3% of its healthcare liability earned premium volume, respectively, from policies issued outside the states of California and Delaware (principally under the Brown & Brown and certain nonstandard physician programs). In 2001, the Company recognized that these programs were severely underpriced and implemented significant rate increases, averaging approximately 40% and 30% in 2001 and 2002, respectively, in its principal non-California markets, and instituted more stringent underwriting and pricing guidelines. Despite the significant price increases and more stringent underwriting guidelines, the non-California and non-Delaware programs produced significant underwriting losses.

The Company and Brown & Brown agreed in March 2002 to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfied revised stringent underwriting standards. As of December 31, 2001, 2,997 policies were in force under the Brown & Brown program. That number was reduced to 813 and 379 policies as of December 31, 2002 and 2003, respectively. During 2002, 2003 and 2004, the Company had premiums earned under the non-core healthcare liability programs, other than hospitals, of $44.2 million, $12.3 and $0.3 million, respectively and as of March 6, 2004, all policies had expired.

The non-core business produced underwriting losses of $53.8 million, $19.0 million and $13.4 million in 2002, 2003 and 2004, respectively. During 2005, the Company will continue to concentrate its efforts on maintaining its core physician and medical group business in California and Delaware. The Company does not expect to initiate any significant new programs outside California during 2005.

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

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002
	(In Thousands)
Core Business:
Physician and medical group professional liability	$111,692	$107,952	$107,090
Healthcare provider and facility liability	9,259	8,393	6,393
Ancillary liability products	1,698	2,229	2,056
Other	545	574	587

Total core business	123,194	119,148	116,126
Non-Core Business:
Physician and medical group and dental professional liability	$310	$12,092	$41,946
Hospital liability	(2,065)	—	3,210
Healthcare provider and facility liability	—	7	1,398
Ancillary liability products	39	211	815
Other	—	2	24

Total non-core business	(1,716)	12,312	47,393

Total Premiums Earned	$121,478	$131,460	$163,519

Physician and Medical Group Professional Liability—Professional liability insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by, or as a result of, the performance of patient treatment, failure to treat a patient and failure to diagnose a patient. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and may also include coverages for certain other “premises” liabilities that may arise in the non-professional operations of the medical practice, such as slip-and-fall accidents, and a limited defense reimbursement benefit for proceedings instituted by state licensing boards and other governmental entities.

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

Business liability coverage for medical groups and clinics and the excess personal liability insurance are underwritten on an occurrence basis. Under occurrence coverage, the coverage is provided for incidents that occur at any time the policy is in effect, regardless of when the claim is reported. With occurrence coverage, there is no need to purchase tail coverage.

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

Dental Liability—In 2000, the Company initiated dental liability insurance coverage primarily in Texas and California under a program developed by Brown & Brown. The program provided claims-made coverage to dentists and small dental groups. Brown & Brown marketed this program in other states through another insurance company. The Company withdrew from a significant portion of the program in July 2002 and ceased renewal of all policies under this program on March 6, 2003. The Company plans to introduce a new dental program in California during 2005.

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

The Company’s Marketing Department has approximately 16 employees who directly solicit prospective policyholders, maintain relationships with existing insureds and provide marketing support to brokers. The Company’s marketing efforts include sponsorship by local medical associations, educational seminars, advertisements in medical journals and direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

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

Underwriting

The Underwriting Department consists of a Senior Vice President in charge of Underwriting, three divisional underwriting managers, 12 underwriters and 11 technical and administrative assistants. The Company’s Underwriting Department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company. Certain of these underwriters specialize in underwriting managed care organizations and directors and officers’ liability products.

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

The Company has consistently instituted annual overall rate increases in California during the past 10 years ranging from approximately 3.5% to 10.6%. Rate increases of 8.4%, 9.9% and 6.5% have been approved and implemented in California effective January 1, 2002, October 1, 2003, and January 1, 2005, respectively. Rate increases of 34.4% and 13.3% have been approved in Delaware effective July 1, 2003 and July 15, 2004, respectively. Approximately 20% of the Company’s in force premium as of December 31, 2004 is evaluated using experience rating formulas and therefore not necessarily subject to base rate changes. Experience rating formulas are sensitive to the individual loss experience of groups of physicians and may produce increases or decreases different than the change in the general base rate. See “Risk Factors—Rate Increases in California.”

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

The Claims Department staff includes a Senior Vice President in charge of Claims, an assistant claims manager, unit managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The Claims Department staff consists of approximately 34 employees. The Company has unit managers and branch managers responsible for specific geographic areas, and additional units for specialty areas such as healthcare facilities, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

The Company vigorously defends its insureds against claims, but seeks to expediently resolve cases with high-exposure potential. The defense of a healthcare professional liability claim requires significant cooperation between the litigation supervisor or claims manager responsible for the claim and the insured physician. In certain states, the law requires that a healthcare professional liability claim cannot generally be settled without the consent of the insured. California law requires that the insurer report such settlements of more than $30,000 to a medical disciplinary board, and federal law requires that any claim payment, regardless of amount, be reported to a national data bank, which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees. Thus, the physician or other healthcare professional is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to his or her ability to practice. The Claims Department supervisor must be able to fully evaluate considerations of settlement or trial and to communicate effectively the Company’s recommendation to its insured. If the insured will not consent to a settlement offer, the Company may be exposed to a larger judgment if the case proceeds to trial.

The Company also maintains a risk management staff, including a department manager and three members. The Risk Management Department works directly with medical groups and individual insureds to improve their procedures in order to minimize the incidence of claims.

ASSUMED REINSURANCE SEGMENT

General

In August 1999, the Company established a separate Assumed Reinsurance Division under the direction of two senior officers. Net written premiums in the Assumed Reinsurance Segment decreased to $2.4 million in 2004 from $18.5 million in 2003 and from $112.8 million in 2002. The principal reinsurance programs included casualty, property, accident and health and workers’ compensation and marine programs.

Reinsurance is an arrangement in which an insurance company, the reinsurer or the assuming company, agrees to indemnify another insurance company, the reinsured or the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. The Company has concentrated the majority of its assumed reinsurance portfolio on treaty reinsurance. Treaty reinsurers, including the Company, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. The Company has focused on pro rata, or quota share, arrangements, in which the ceding company bears a proportional share of the risk and therefore the incentive to underwrite and price the business appropriately. The Company entered into treaties principally with those ceding companies with which the Company’s officers had past favorable experience.

In addition to the foregoing programs, in 2001 the Company formed SCPIE Underwriting Limited, a limited liability corporate underwriting syndicate member at Lloyd’s, which provided underwriting capacity to three syndicates during 2001 and 2002. In 2003, SCPIE Underwriting Limited reduced underwriting capacity to one syndicate and in 2004 ceased underwriting operations.

Divestiture of Most Reinsurance Operations

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

In December 2002, the Company entered into a 100% quota share reinsurance agreement with Rosemont Re, under which the Company ceded almost all of its assumed unearned reinsurance premiums as of June 30, 2002, for the 2001 and 2002 underwriting years, and almost all of its assumed reinsurance premiums written after that date for those underwriting years. The effect of this transaction was to divest the Company of almost all of its ongoing assumed reinsurance business. $129.3 million of premiums written in 2002, $38.0 million of premiums written in 2003 and $(0.1) million of premiums written in 2004 were ceded under the treaty. This treaty relieved the Company of significant premium leverage and significantly improved the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

Under the terms of the treaty with Rosemont Re, there are no limitations on the amount of losses recoverable by the Company, and the treaty includes a profit-sharing provision should the combined ratio calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%. The additional premium reduced earned premium by $18.5 million in 2002, $5.5 million in 2003 and $(0.01) million in 2004.

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

There are certain losses not included in the treaty with Rosemont Re, including any World Trade Center losses. Further, the treaty does not involve the assumption of any earned premium or losses attributable to periods prior to June 30, 2002, which remain the responsibility of the Company. GoshawK, the parent corporation of Rosemont Re, incurred significant losses in 2003 in its GoshawK 102 syndicate, which affected the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These losses did not materially affect Rosemont Re. Rosemont Re is currently rated A- by A.M. Best.

After consummation of the Rosemont reinsurance treaty, the Company continued to participate during 2003 in one Lloyd’s syndicate that specialized in underwriting professional liability excess insurance. The Company’s decision to continue to support this syndicate was primarily due to the attractive increases in reinsurance rates in this segment of the market, as well as the significant capital costs involved in running off the business if the syndicate were terminated. The Company ceded 35% of its exposure from this syndicate to an unrelated reinsurer.

Ongoing Assumed Reinsurance Operations

The Company continues to administer claims and other matters relating to the more than 100 existing reinsurance treaties and contracts entered into by the Company, including those subject to the 100% quota share reinsurance treaty with Rosemont Re. At December 31, 2004, the principal net loss reserves retained by the Company under these treaties involved (i) occupational accident coverage and excess workers compensation benefits, which typically provides lifetime medical and related benefits at high coverage levels, (ii) Lloyd’s syndicate participation, (iii) an excess of loss directors and officers liability reinsurance treaty, (iv) the GoshawK syndicate treaty and (v) three treaties reinsuring bail and immigration bonds and.

The assumed reinsurance operations encountered unexpected adverse loss development during 2004 principally in connection with the Lloyd’s syndicates, additional losses incurred under a single excess of loss directors and officers liability insurance treaty, and losses involving issuers of bail and immigration bonds.

The adverse development in the Lloyd’s syndicates arose because of the close out of the 2001 underwriting years at levels in excess of those previously reported to the Company and deteriorating results on the 2002 and 2003 underwriting years for the syndicate involved in professional liability excess insurance.

The excess of loss directors and officers liability insurance treaty involved a 4% participation by the Company in the excess layer that provided $25.0 million of coverage in excess of $10.0 million for each occurrence. The treaty covered 1999 through 2002 and the policyholders are primarily utilities. The Company increased its incurred loss estimate almost $4.8 million during 2004, based on information received from the primary insurer. Currently, none of these losses are subject to the Rosemont Re treaty.

The bail and immigration bond losses involve three treaties covering the 2001 and 2002 years. The treaties covered bonds issued by the primary insurers through a bonding company that operated nationally, but principally in the northeast. Under the program, the bonding company and its principals were responsible for all losses as part of their program administration. The Company had a 20% share of the 2001 treaty and a 25% share of two 2002 treaties. The major portion of the losses under the 2002 treaties are ceded to Rosemont Re, and a small portion is ceded to Rosemont Re under the 2001 treaty. Losses to the reinsurers under these treaties began to emerge in the middle of 2004 after the underlying bonding company collapsed and effectively ceased operations. The Company has received reports of paid and estimated losses from the three primary insurers covering 2001 and 2002. Based on these reports, the Company recorded losses during 2004, net of reinsurance, of $5.6 million, of which $2.1 million has been paid to the primary insurers and $3.5 million is included in loss reserves at December 31, 2004. The performance of the primary insurers under the treaty is being disputed by certain reinsurers and is currently the subject of a pending arbitration proceeding. The Company has engaged legal counsel to advise the Company regarding possible defenses and claims regarding these bonds.

The two senior officers in charge of the reinsurance division will continue to administer the assumed reinsurance division treaties from their New Jersey office until May 1, 2005. Financial personnel at the Company’s Los Angeles headquarters have assumed greater responsibilities in the administration of these treaties during the past 24 months, and do not expect any significant administrative difficulties after the May 2005 transition date.

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

The Company’s loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

DECEMBER 31,	2004	2003	2002
	(In Thousands)
Reserves for losses and LAE at beginning of year	$643,046	$650,671	$576,636
Less reinsurance recoverables	108,891	85,930	74,246

Reserves for losses and LAE, net of related reinsurance recoverable, at beginning of year	534,155	564,741	502,390

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	123,027	169,474	303,296
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	15,900	(8,108)	17,220

Incurred losses during the year, net of reinsurance	138,927	161,366	320,516

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	11,091	18,424	47,258
Prior years	206,867	173,528	210,907

Total payments during the year, net of reinsurance	217,958	191,952	258,165

Reserve for losses and LAE, net of related reinsurance recoverable, at end of year	455,124	534,155	564,741
Reinsurance recoverable for losses and LAE, at end of year	183,623	108,891	85,930

Reserves for losses and LAE, gross of insurance recoverable, at end of year	$638,747	$643,046	$650,671

The increase during 2004 and 2002 in estimated losses and LAE for claims occurring in prior years was primarily attributable to the adverse loss experience in the assumed reinsurance and the non-core direct healthcare liability insurance businesses. The decrease during 2003 in estimated losses and LAE for claims occurring in prior years was principally attributable to favorable loss experience in the core direct healthcare liability insurance and assumed reinsurance businesses partially offset by adverse development in the non-core healthcare liability insurance programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 2004 to be $100,000 was first reserved in 1994 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1994 through 2004 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

YEAR ENDED DECEMBER 31,	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(In Thousands)
Loss and LAE reserves, net	$449,566	$446,627	$440,302	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741	$534,155	$455,124
Liability reestimated as of:
One year later	391,733	386,872	387,094	339,673	389,893	359,954	403,374	519,610	556,633	550,055
Two years later	337,441	337,760	301,795	283,276	351,238	356,298	402,559	510,274	573,603
Three years later	304,063	264,813	259,022	250,962	341,763	338,196	397,129	516,663
Four years later	254,004	236,609	237,059	243,561	329,588	342,176	402,009
Five years later	239,372	221,537	236,363	237,487	329,172	343,780
Six years later	231,129	221,014	235,919	239,389	330,264
Seven years later	230,799	220,566	236,434	238,918
Eight years later	230,194	220,266	236,238
Nine years later	230,060	220,588
Ten years later	230,191
Cumulative (redundancies) deficiencies	(219,375)	(226,039)	(204,064)	(194,523)	(120,808)	(61,077)	12,460	14,273	8,862	15,900
Cumulative amount of liability paid through:
One year later	109,481	101,844	118,307	107,748	156,913	148,891	155,626	210,907	173,528	206,867
Two years later	170,603	170,932	181,116	179,016	246,835	238,718	273,680	319,076	336,913
Three years later	202,660	195,265	207,141	204,773	279,629	281,048	319,636	390,400
Four years later	213,431	207,454	217,460	216,448	299,106	304,588	344,700
Five years later	221,409	211,934	222,307	223,540	309,809	312,633
Six years later	224,555	213,257	227,782	228,007	311,677
Seven years later	224,882	216,121	230,648	229,213
Eight years later	226,524	216,651	231,100
Nine years later	227,001	216,823
Ten years later	227,095
Net reserves—December 31					451,072	404,857	389,549	502,390	564,741	534,155	455,124
Reinsurance recoverables					24,898	45,007	40,151	74,246	85,930	108,891	183,623

Gross reserves					$475,970	$449,864	$429,700	$576,636	$650,671	$643,046	$638,747

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

The Company’s reserve analysis (and the independent consulting actuaries’ analysis) began to exhibit less variability related to the core California healthcare liability business from 1999 forward as the effects of the items mentioned in the preceding paragraph were reflected in the historical loss and LAE data which is the foundation of actuarial estimates. As this variability decreased, the Company’s core business reserve estimates, although still considered conservative, were inherently less conservative than before.

With the Company’s growth in non-core healthcare liability business outside of California and the assumed reinsurance business after 1999, the reserve estimation process became significantly more volatile. The healthcare liability business outside of California did not have the benefits of MICRA-type tort reform and assumed reinsurance business is, by its nature, extremely volatile.

During 2000, the Company experienced adverse loss development in prior year reserves for hospitals which resulted in less favorable loss development in 2000 than in prior years. In 2001 and 2002, the Company experienced its first deficiencies in its loss reserves for prior years. These deficiencies were due to significant adverse loss experience encountered in the assumed reinsurance and non-core direct healthcare liability insurance businesses. The adverse development in assumed reinsurance was principally the result of upward development in 2002 on September 11, 2001, terrorist attack losses. The adverse reserve development in non-core healthcare liability insurance in 2001 and 2002 was primarily attributable to a sharp increase in the severity and frequency of large claims. This sharp increase in large claim costs was not projected by the Company’s internal and independent actuaries at that time. Based upon the Company’s knowledge of claim severity outside of California and the current medical malpractice insurance crisis situation in several states, the Company believes that most medical malpractice insurance writers experienced a similar sharp increase in severity and frequency of large claims.

During 2003 and 2004, the Company experienced favorable development on its core direct healthcare liability insurance reserves as previously estimated trends in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage appear to be smaller when analyzing current data. The inherent pure loss cost trend included in the setting of the 2002, 2003 and 2004 reserves has been 6.7%, 4.4% and 3.3%, respectively. A 1% change in the pure loss costs trend produces a change in prior reserves of approximately $5.3 million. Such changes in estimates are reflected in the period of change. Reserves related to medical malpractice coverage account for 90% of core reserves.

The favorable development in the core healthcare liability business in 2004 was offset by a deterioration in the non-core healthcare liability business and the assumed reinsurance business. One large net legal verdict ($1.7 million), dental claims ($4.9 million) primarily in Texas and a general increase in bulk reserves ($3.0 million) represented the deterioration in non-core healthcare liability reserves.

The deterioration in the assumed reinsurance in 2004 came primarily from one bonding program ($5.6 million), one excess of loss directors and officers liability treaty ($4.8 million), and Lloyd’s syndicates ($3.7 million).

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

CEDED REINSURANCE PROGRAMS

The Company follows customary industry practice by reinsuring a portion of its healthcare liability insurance risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 2004, the Company ceded $15.7 million of its healthcare liability earned premiums to reinsurers.

For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident for its physician and medical group policies and had various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of allocated loss adjustment expenses (LAE). For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retained the first $2.0 million of losses and LAE per incident and the reinsurers covered losses in excess of this amount up to $70.0 million. For 2001, the Company retained the first $1.25 million of losses and LAE, and retention for non-hospital business was reduced to $1.25 million per incident. For both 2002 and 2003, the Company retained approximately the first $2.0 million of losses and LAE per incident for both physician and hospital coverages up to $20.0 million. The Company also had additional coverage in 2002 and 2003 for approximately 92% and 84%, respectively, of the losses in excess of $20.0 million up to $50.0 million. In addition, the Company was responsible for a blended annual aggregate deductible of $3.2 million, $3.0 million and $3.0 million, respectively, in 2002, 2003 and 2004, for losses in excess of the Company’s retentions. The Company’s reinsurance arrangement for 2004 was the same as 2003, except that reinsurance above $20.0 million was discontinued. The 2005 reinsurance program is the same as 2004.

The Company often has more than one insured named as a defendant in a lawsuit or claim arising from the same incident, and, therefore, multiple policies and limits of liability may be involved. The Company’s reinsurance program is purchased in several layers, the limits of which may be reinstated under certain circumstances, at the Company’s option subject to the payment of additional premiums.

In addition, in December 2002, the Company entered into the Rosemont Re retrocessional reinsurance agreement more fully described in “Note 4 to Consolidated Financial Statements.”

In general, reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd’s to avoid concentrations of credit risk. The Rosemont Re 100% quota-share reinsurance agreement includes a trust fund arrangement to guarantee the collection of losses ceded under the treaty. The following table identifies the Company’s most significant reinsurers based upon receivable balances as of December 31, 2004 by Company and their Current A.M. Best ratings. No other single reinsurer’s percentage participation in 2004 exceeded 4% of total reinsurance premiums ceded.

	RECEIVABLE BALANCE FOR YEAR ENDED DECEMBER 31 2004	PREMIUMS CEDED FOR YEAR ENDED DECEMBER 31, 2004	RATING(1)	PERCENTAGE OF PREMIUMS CEDED
		(In Thousands)
Rosemont Re (Bermuda)	$107,241	$387	A-	1.4%
Lloyd’s of London Syndicates	$46,639	$5,795	A	21.4%
Hannover Ruckversicherungs	$13,576	$7,650	A	28.2%
Arch Reinsurance (Bermuda)	$6,761	$10,932	A-	40.3%

(1)	All ratings are assigned by A.M. Best.

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

	DECEMBER 31, 2004		DECEMBER 31, 2003
	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$145,463	$146,945	$195,564	$198,284
Mortgage-backed and asset-backed	89,609	88,474	95,206	95,541
Corporate	219,206	219,398	260,024	260,316

Total fixed-maturity securities	454,278	454,817	550,794	554,141
Common stocks	12,100	16,173	15,766	20,543

Total	$466,378	$470,990	$566,560	$574,684

The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. The Company’s investment portfolio of fixed-maturity securities consists primarily of intermediate-term, investment-grade securities. The Company’s investment policy provides that fixed-maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company’s fixed-maturity investments at December 31, 2004:

TYPE/RATING OF INVESTMENT(1)	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
AAA (including U.S. government and agencies)	$238,459	$238,914	52.5%
AA	20,744	20,610	4.5%
A	162,039	161,842	35.6%
BBB	33,036	33,451	7.4%

	$454,278	$454,817	100.0%

(1)	The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc. were used.

The following table sets forth certain information concerning the maturities of fixed-maturity securities in the Company’s investment portfolio as of December 31, 2004:

	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
Years to maturity:
One or less	$10,824	$10,840	2.4%
After one through five	160,661	160,626	35.3%
After five through ten	171,099	171,525	37.7%
After ten	22,085	23,352	5.1%
Mortgage-backed and asset-backed securities	89,609	88,474	19.5%

Totals	$454,278	$454,817	100.0%

The average weighted maturity of the securities in the Company’s fixed-maturity portfolio as of December 31, 2004, was 4.8 years. The average duration of the Company’s fixed-maturity portfolio as of December 31, 2004, was 3.6 years.

The Company maintains cash and highly liquid short-term investments, which at December 31, 2004, totaled $94.4 million.

The following table summarizes the Company’s investment results for the three years ended December 31, 2004, 2003 and 2002:

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002
	(In Thousands)
Average invested assets (includes short-term investments)(1)	$600,996	$660,769	$702,053

Net investment income:
Before income taxes	19,174	21,954	32,231
After income taxes	12,463	14,334	21,814

Average annual yield on investments:
Before income taxes	3.2%	3.3%	4.6%
After income taxes	2.1%	2.2%	3.1%

Net realized investment gains
Before income taxes	1,502	216	18,910
After income taxes	976	141	12,292
Increase (decrease) in net unrealized gains on all investments after income taxes	$(2,283)	$(7,484)	$10,637

(1)	Includes fixed-maturity securities at amortized cost and equities at market.

The Company recognized significant capital gains in 2002 primarily to generate statutory surplus to improve its capital adequacy ratios. In addition, the Company moved its portfolio entirely into taxable securities over the 2002-2003 time frame to maximize its cash income based on its current tax position.

COMPETITION

The California physician professional liability insurance market is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies and a physician-owned mutual protection trust for physician and medical group insureds. Two of the companies and the trust solicit insureds in Southern California, the Company’s primary area of operations, and each has offered competitive rates during the past few years. The Company believes that the principal competitive factors, in addition to pricing, include financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, large commercial insurance companies actively compete in this market, particularly for larger medical groups, hospitals and other healthcare facilities. The Company has considered its A.M. Best rating to be extremely important to its ability to compete. On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating to B++ (Very Good) and on October 7, 2002, further reduced the Insurance Subsidiaries’ rating to B+ (Very Good). On November 14, 2003, A.M. Best, after a review of the Company’s third quarter financial results, further reduced the Insurance Subsidiaries’ rating to B (Fair) with a negative outlook. See “A.M. Best Rating” for a description of potential impact of these reductions. See also “Risk Factors—Importance of A.M. Best Rating.”

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

In the assumed reinsurance markets, the Company competed with numerous international and domestic reinsurance and insurance operations. The reduction in the Company’s A.M. Best rating below an “A-” level made it extremely difficult for the Company to compete in the assumed reinsurance business. The Company discontinued its one ongoing treaty at the end of 2003. See ”Assumed Reinsurance Segment.”

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

Licenses

SCPIE Indemnity, AHI and AHSIC are licensed in their respective states of domicile––California, Delaware and Arkansas. AHI is also licensed to transact insurance and reinsurance in 47 states and the District of Columbia. This permits ceding company clients to take credit on their regulatory financial statements for reinsurance ceded to AHI in jurisdictions in which it is authorized as a reinsurer. AHSIC is licensed to write policies as an excess and surplus lines insurer in 20 states. SCPIE Indemnity is not licensed in any jurisdiction outside of California.

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

At December 31, 2004, the adjusted surplus level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2004, SCPIE Indemnity’s adjusted surplus level exceeded this threshold by $38.0 million.

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

The Insurance Subsidiaries filed for a 15.6% rate increase in California for 2003. The Foundation for Taxpayer and Consumer Rights, a California-based non-profit education and advocacy organization, intervened in the rate making process and the Department of Insurance commenced a rate hearing on March 11, 2003, related to this matter. The administrative law judge overseeing the hearing recommended a 9.9% increase and the Insurance Commissioner upheld the ruling. The rate increase was implemented on October 1, 2003. The Company filed for an overall 8.9% rate increase in California for 2004 and the same foundation, as allowed under Proposition 103, challenged this increase. The Insurance Subsidiaries withdrew their applications in order to avoid another lengthy and costly hearing. In May 2004, the Company filed for an overall 6.5% rate increase in California, which was again challenged by the same foundation. The Insurance Commissioner approved this application in its entirety, without a hearing, and the Insurance Subsidiaries implemented this rate increase on January 1, 2005.

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

EMPLOYEES

As of December 31, 2004, the Company employed 149 persons. None of the employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of March 4, 2005, are as follows:

NAME	AGE	POSITION
Donald J. Zuk	68	President, Chief Executive Officer and Director
Ronald L. Goldberg	53	Senior Vice President, Underwriting
Patrick S. Grant	62	Senior Vice President, Marketing
Joseph P. Henkes	55	Secretary and Senior Vice President, Operations and Actuarial Services
Robert B. Tschudy	56	Senior Vice President, Chief Financial Officer and Treasurer
Edward G. Marley	44	Vice President and Chief Accounting Officer
Donald P. Newell	67	Senior Vice President, General Counsel and Director
Timothy C. Rivers	56	Senior Vice President, Assumed Reinsurance
Margaret A. McComb	60	Senior Vice President, Claims

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

Ronald L. Goldberg joined the Company in May 2001. From June 2000 to April 2001, Mr. Goldberg was a Senior Consultant to ChannelPoint, Inc., a privately held firm providing technology services to the insurance industry. Prior to that time, Mr. Goldberg served as Senior Vice President of the PHICO Group, a privately held professional liability insurer, from June 1998 to May 2000, and as President of its Independence Indemnity Insurance Company subsidiary. From April 1993 to May 1998, he was Vice President of USF&G Insurance Co., a large diversified insurance company that is now part of The St. Paul Travelers Companies, Inc.

Patrick S. Grant has been with the Company since 1990, serving initially as Vice President, Marketing. He was named Senior Vice President, Marketing in 1992. Prior to joining the Company, he served 20 years with Johnson & Higgins, insurance brokers. His last position there was Vice President, Professional Liability. Mr. Grant has worked on Company operations since 1976. Mr. Grant has notified the Company that he intends to retire in July 2005.

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

Donald P. Newell joined the Company in January 2001. Prior to that time, he was a partner at the law firm of Latham & Watkins in San Diego, California. Mr. Newell has worked on matters for the Company since 1975. Mr. Newell is a director of Mercury General Corporation, a publicly held personal lines insurance holding company.

Timothy C. Rivers has been with the Company since August 1999. Prior to that time, he spent 17 years with Guy Carpenter & Company, a reinsurance brokerage subsidiary of Marsh McLennan, and a predecessor business, Willcox & Company. Mr. Rivers’ employment will cease on May 1, 2005.

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

RISK FACTORS

Certain statements in this Form 10-K that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

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

Almost all of the Company’s 2005 premiums written will be generated in California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in California, particularly Southern California. In addition, approximately 20% of premiums written were generated by groups of nine physicians or more. The largest group of physicians accounted for 2.4% of total premiums written in 2004 and one program of affiliated groups, accounted for 6.3% of premiums written in 2004.

Uncertainties of Future Expansion

From 1996 to 2001, the Company significantly expanded its healthcare liability insurance products into markets outside California. This expansion was not successful, and the Company is now “running off” this non-core healthcare liability business. At the present time, the Company has one continuing non-California program for physicians and medical groups in Delaware and may consider adding programs on a selective basis in the future. The Company cannot predict whether this remaining program will be ultimately successful or whether the Company will have the opportunity to add such programs, and, if so, whether any additional program will be successful.

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

The availability of healthcare liability insurance, or the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the healthcare liability insurance industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the healthcare liability insurance industry in California and nationally has faced a soft insurance market. Although the Company believes that the California insurance market is improved, there can be no assurance that this improvement will continue or its effect on the Company’s financial condition and results of operations.

Competition

The Company competes with numerous insurance companies in the California market. The Company’s principal competitors for physicians and medical groups in California consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians’ mutual protection trust, which levies assessments primarily on a “claims paid” basis. In addition, commercial insurance companies compete for the medical malpractice insurance business of larger medical groups and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 2002, the Company instituted overall rate increases in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company lost some of its policyholders, in part due to its rate increases. In 2003, the Company’s rates became more competitive, as its requested rate increase for that year was delayed until the fourth quarter. In October 2003, the Company instituted an average 9.9% rate increase for California physicians and medical groups and in January 2005, implemented an additional 6.5% rate increase. The effect of these rate increases on the Company’s ability to retain and expand its healthcare liability insurance business in California is uncertain. The Company believes its rates remain generally competitive with those of other companies, after giving effect to these rate increases.

In addition to pricing, competitive factors may include policyholder dividends, financial stability, breadth and flexibility of coverage and the quality and level of services provided.

The Company considers its A.M. Best rating to be extremely important to its ability to compete in its core markets. The Company’s current rating of B (Fair) with a negative outlook could aversely affect the Company’s ability to attract and retain policyholders in California and Delaware. See “Importance of A.M. Best Rating.”

Loss and LAE Reserves

The reserves for losses and LAE established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE. The estimates are based on assumptions related to the ultimate cost of settling such claims based on facts and interpretation of circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity, judicial theories of liability, legislative activity, reports from ceding reinsurers and other factors. However, establishment of appropriate reserves is an inherently uncertain process involving estimates of future losses, and there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience.

The inherent uncertainty is greater for healthcare liability reserves where a longer period may elapse before a definite determination of ultimate claim liability is made, and where the judicial, political and regulatory climates are changing. Healthcare liability claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as healthcare liability may be slow to appear, and accordingly, the Company’s reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. The core healthcare liability net reserves account for $257.2 million or 58.1% of total net reserves as of December 31, 2004. This portion of the reserves has the most historical experience available for actuarial analysis, and therefore should be the most predictable. A subsequent change of 1% in estimated loss cost trends based on more recent experience would have an effect of approximately $5 million on estimated reserve levels.

The reserves related to the non-core healthcare liability business present additional problems in determining adequate reserves. As the size of these reserves decline and the number of underlying cases decrease, the ultimate losses become more related to specific case results. Therefore, unexpected legal results in healthcare liability cases can produce unexpected reserve development. This was evident in 2004 as one adverse verdict in a Florida hospital case and an unexpected rise in severe dental claims caused a material upward development of prior years reserves. Since some of the remaining cases in the non-core healthcare liability business will ultimately go to trial many years after the event of loss, adverse verdicts or settlements at trial may affect the accuracy of future reserving. As of December 31, 2004, non-core healthcare liability reserves accounted for $97.4 million or 22.0% of total net reserves. Outstanding claims have fallen from 739 at December 31, 2003 to 431 at December 31, 2004.

In addition, assumed reinsurance reserves are based primarily on reports received by the Company from the underlying ceding insurers. Ultimate losses in the assumed reinsurance business may take years to be reported through the reinsurance system.

Assumed reinsurance net reserves as of December 31, 2004 accounted for $87.8 million or $19.8% of total net reserves. In addition, the major components of the assumed reinsurance net reserves are as follows:

Occupational accident business	$26.6
Lloyd’s Syndicates	21.9
Excess D&O liability	7.4
GoshawK 102	5.0
Bail and immigration bonds	3.5
Other	23.4

$87.8

Approximately 55% of the net reserves outstanding as of December 31, 2004 are primarily based on actuarial work performed by or for the ceding insurers. Since the length of time required for the losses to be reported through the world wide reinsurance system can be quite long, unexpected events are more difficult to predict. Examples of these would be the collapse of GoshawK Syndicate 102 in 2003 and the bail and immigration bonding company collapse in 2004. See “Business—Assumed Reinsurance Segment.”

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

Rate Increases in California

In September 2002, the Company filed an application with the California Department of Insurance for a rate increase for physicians and medical groups of approximately 15.6%, effective January 1, 2003. A self-styled consumer group objected to this proposed rate increase in November 2002, and requested a hearing on the application. The Department granted a hearing pursuant to state procedural rules. The hearing commenced on March 11, 2003, before an administrative law judge. The administrative law judge rendered her decision for a 9.9% increase and the California Insurance Commissioner upheld her ruling. The Company implemented the rate increase in the fourth quarter 2003. In September 2003, the Company filed another application for a rate increase of approximately 8.9%, effective January 1, 2004. The consumer group requested a hearing on the application in November 2003. In December 2003, in order to avoid another lengthy and costly hearing, the Company withdrew its application. In May 2004, the Company filed for an overall 6.5% rate increase in California, which was again challenged by the same foundation. The Insurance Commissioner approved this application in its entirety, without a hearing, and the Insurance Subsidiaries implemented this rate increase on January 1, 2005.

The Company plans to file applications for future rate increases in California that it considers justified by reason of its loss experience. The Company may encounter objections and delays in obtaining approval of any requested changes. If future rate requests are denied or significantly reduced, or if there are substantial delays in implementing a favorable decision, the Company’s operations could be adversely affected.

Necessary Capital and Surplus

The Insurance Subsidiaries have historically operated with ratios of net premiums written to statutory capital and surplus (policyholder surplus) of approximately 1 to 1, which the Company considers to be an appropriate measure of safety for the insurance segment in which it currently writes. At the end of 2002, this ratio was 1.6 to 1. As a result of the decreases in 2003 net written premiums in the non-core direct healthcare liability insurance business and the assumed reinsurance business, the ratio improved to 1.06 to 1 at December 31, 2003. Based on the Company’s premium writings in 2004, the ratio of net premiums written to statutory capital and surplus improved to .9 to 1. The other primary measure affecting financial strength ratios is the net reserves-to-statutory surplus ratio. At the end of 2004, this ratio was 3.3 to 1, which is an improvement on the 2003 ratio of 3.8 to 1, but is higher than the 3.0 to 1 standard generally followed in the industry. During 2005, the Company expects that there will be both decreases and increases in non-core healthcare liability and the assumed reinsurance reserves. Non-core healthcare liability reserves will be reduced through claim payments and settlements. However, in connection with the closing of the 2002 underwriting year into the one remaining Lloyds’ syndicate that the Company participated in in 2003, the Company will assume additional statutory liabilities and receive assets in the same amount, which will have the effect of increasing these reserves, even though it has no effect on surplus or income. Depending upon the amount of this increase versus other decreases, the ratio could worsen. The reserves for the remaining Lloyd’s syndicate will close into a syndicate in which the Company did not participate within the next 12 months, at which time these reserves and accompanying assets will be transferred to the assuming syndicate. In addition, the Company could experience unexpected losses and loss reserve increases similar to those experienced in recent years that would further decrease the ratio. The Company’s ability to write policies at current levels could be limited. Moreover, if these and similar leverage ratios do not improve, the Insurance Subsidiaries’ ratings from A.M. Best may not improve and if they worsen, the Insurance Subsidiaries’ ability to write business would be further reduced. At December 31, 2004, the Company’s principal insurance subsidiary, SCPIE Indemnity exceeded minimum requirements of an NAIC risk-based capital threshold (requiring some regulatory attention) by $38.0 million. If the Company incurs additional material losses, the Company could fall below this threshold. Any of the events discussed above could have a material adverse effect on the Company’s financial condition and results of operations.

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

Importance of A.M. Best Rating

A.M. Best ratings are an increasingly important factor in establishing the competitive position of insurance companies. The rating reflects A.M. Best’s opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. Prior to 2002, each of the Insurance Subsidiaries held an A (Excellent) rating from A.M. Best. This is the same rating held by most of the Company’s principal competitors in the healthcare liability insurance market in California.

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

Assumed Reinsurance Market Exposure

Between 1999 and 2002, the Company rapidly expanded its assumed reinsurance operations. Treaties include professional, commercial and personal liability coverages, commercial and residential property risks, accident and health coverages and marine coverages on a worldwide basis. During 2002, 2003 and 2004, assumed reinsurance premiums earned were $122.5 million, $32.4 million and $14.6 million, respectively on treaties in existence. Ultimate loss experience for the Assumed Reinsurance Division is based primarily on reports received by the Company from the underlying ceding insurers. As a result, many losses take years to be reported through the reinsurance system. Actual experience could materially exceed or be less than reserve estimates. Although significant protection is afforded the Company under the Rosemont Re treaty, excessive loss development, especially for the 2000 underwriting year or the September 11, 2001, terrorist attack, could adversely affect the Company’s results of operations and financial condition. A major insurance coverage dispute continues with respect to whether the September 11, 2001 terrorist attack constitutes one or more than one “occurrence” under the applicable primary and excess policies and there have been potentially conflicting lower court decisions. If the attack is ultimately determined to be more than one occurrence, the Company could incur additional material losses, which are not determinable at this time.

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that the HIG insurance company subsidiaries have paid losses and LAE under the subject policies of more than $65.0 million and that at December 31, 2004 had established case loss reserves of $10.0 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses are $6.1 million, for a total loss and loss expense reserve of $16.1 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of Highlands’ reinsurers.

In November 2003, the State of Texas obtained an order in the Texas District Court appointing the Texas Insurance Commissioner as the permanent Receiver of Highlands and placing the Receiver in possession of all assets of Highlands. The order expressly provided that it did not constitute a finding of Highlands’ insolvency nor an authorization to liquidate Highlands. The Receiver continues to resolve Highlands claim liabilities and otherwise conduct its business, as part of his efforts to rehabilitate Highlands. If an order of liquidation is ultimately entered and becomes final, the Company would likely be required to assume Highlands’ then remaining obligations under the subject policies.

The ultimate impact to the Company of this regulatory control over Highlands, is not currently determinable, but could be significant.

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

Regulatory and Related Matters

Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition, including limitations on lines of business, underwriting limitations, the setting of premium rates, the establishment of standards of solvency, statutory surplus requirements, the licensing of insurers and agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control, the approval of policy forms, and periodic examinations of the insurance company’s financial statements and records. Such regulation is concerned primarily with the protection of policyholders’ interests rather than stockholders’ interests. See “Business—Regulation.”

The Risk-Based Capital rules provide for different levels of regulatory attention depending on the amount of a company’s total adjusted capital compared to its various RBC levels. At December 31, 2004, each of the Insurance Subsidiaries’ RBC exceeded the threshold requiring the least regulatory attention. At December 31, 2004, SCPIE Indemnity exceeded this threshold by $38.0 million. If the Company continues to incur material losses, the Company could fall below this threshold.

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

ITEM 3.    LEGAL PROCEEDINGS

The Company is named as a defendant in various legal actions primarily arising from claims made under insurance policies and contracts. These actions are considered by the Company in estimating the loss and loss adjustment expense reserves. The Company’s management believes that the resolution of these actions will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol “SKP.” The following table shows the price ranges per share in each quarter, during the last two years:

2003	HIGH	LOW
First quarter	$7.16	$5.93
Second quarter	$10.45	$6.53
Third quarter	$11.02	$7.63
Fourth quarter	$15.55	$8.82
2004
First quarter	$10.02	$7.08
Second quarter	$9.10	$8.01
Third quarter	$10.07	$8.73
Fourth quarter	$10.05	$8.10
2005
First quarter (January – March 7)	$11.25	$9.34

On March 7, 2005, the closing price of the Company’s common stock was $11.11.

Stockholders of Record

The approximate number of stockholders of record of the Company’s Common Stock as of March 7, 2005, was 5,200.

Dividends

SCPIE Holdings paid cash dividends on its common stock of $0.40 per share in 2003. In March 2004, the Board of Directors suspended its quarterly dividends. Future payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any 12-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or statutory net income for the calendar year preceding the date the dividend is paid. Under these restrictions, neither AHI nor AHSIC may pay a dividend during 2005 to SCPIE Indemnity without regulatory approval. SCPIE Indemnity paid no dividends in 2003 and 2004 to SCPIE Holdings and is entitled to pay dividends in 2005 of up to approximately $13.7 million to SCPIE Holdings. See “Business—Regulation—Regulation of Dividends from Insurance Subsidiaries” and “Note 6 to Consolidated Financial Statements.”

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002	2001	2000
	(In Thousands, except per share data)
INCOME STATEMENT DATA:
Premiums written(1)	$129,210	$147,039	$251,750	$280,807	$208,203

Premiums earned(1)	$136,106	$163,887	$286,063	$235,935	$176,502
Net investment income	19,174	21,954	32,231	35,895	34,152
Realized investment gains and other revenue	2,042	1,152	20,940	7,909	1,602

Total revenues	157,322	186,993	339,234	279,739	212,256

Losses and loss adjustment expenses	138,927	161,366	320,516	304,473	152,602
Underwriting and other operating expenses	26,273	45,844	79,676	64,732	36,483
Interest expenses	—	—	66	1,416	780

Total expenses	165,200	207,210	400,258	370,621	189,865

Income (loss) before income tax expense (benefit)	(7,878)	(20,217)	(61,024)	(90,882)	22,391
Income tax expense (benefit)	8	(7,411)	(22,642)	(32,906)	5,120

Net income (loss)	$(7,886)	$(12,806)	$(38,382)	$(57,976)	$17,271

BALANCE SHEET DATA:
Total investments and cash and cash equivalents	$575,780	$647,179	$719,106	$724,087	$701,664
Total assets	979,635	991,250	1,063,766	977,646	854,645
Total liabilities	785,113	787,062	836,600	718,258	538,104
Total stockholders’ equity	194,522	204,188	227,166	259,388	316,541

ADDITIONAL DATA:
Basic earnings (loss) per share of common stock(2)	$(0.84)	$(1.37)	$(4.12)	$(6.22)	$1.84
Diluted earnings (loss) per share of common stock(2)	$(0.84)	$(1.37)	$(4.12)	$(6.22)	$1.84
Dividends per share of common stock	—	$0.40	$0.40	$0.40	$0.40
Book value per share	$20.68	$21.79	$24.34	$27.85	$33.92
Statutory capital and surplus	$136,536	$140,216	$155,785	$181,916	$249,261

(1)	Premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Premiums written is a statutory measure of production levels. Premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is earned, on a pro-rata basis, as income in the financial statements for the periods presented. The change in unearned premium reconciles the difference between the two measures.
(2)	Basic earnings (loss) per share of common stock at December 31, 2004, 2003, 2002, 2001 and 2000 are computed using the weighted average number of common shares outstanding during the year of 9,387,556, 9,352,070, 9,322,249, 9,333,425, and 9,375,735, respectively. Diluted earnings per share of common stock at December 31, 2004, 2003, 2002, 2001 and 2000 are computed using the weighted average number of common shares outstanding during the year of 9,387,556, 9,352,070, 9,322,249, 9,333,425, and 9,382,494, respectively. For further discussion of basic earnings per share and diluted earnings per share, see the “Note 10 to Consolidated Financial Statements.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements include the accounts and operations of SCPIE Holdings Inc. and subsidiaries.

Certain statements in this report on Form 10-K that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business—Risk Factors,” “Management’s Discussion and Analysis—Overview,” and “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission.

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

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001 World Trade Center terrorist attack, the Company has incurred losses since 2001. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best Company (A.M. Best) and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to effect an orderly withdrawal from healthcare liability insurance markets outside of California and Delaware and from the assumed reinsurance market in its entirety. At December 31, 2003, the Company had only 379 healthcare liability insurance policies remaining in force in these other markets, all of which expired during the first quarter of 2004. In December 2002, the Company entered into a 100% quota share reinsurance agreement to retrocede to another insurer the majority of reinsurance business written in 2002 and 2001. During 2003, the Company participated in only one ongoing reinsurance syndicate and had no ongoing reinsurance participation in 2004. The Company continues to settle and pay claims incurred in the non-core healthcare and assumed reinsurance operations.

The actions taken by the Company have significantly reduced capital requirements related to the premium written to surplus ratio in both the A.M. Best and NAIC capital adequacy models. The capital requirements associated with the reserve to surplus ratio continue to decline as the Company settles the claims in its non-core businesses.

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

Loss and Loss Adjustment Expense Reserves

Unpaid losses and loss adjustment expenses are comprised of case reserves for known claims, incurred but not reported reserves for unknown claims and any potential development for known claims, and reserves for the cost of administration and settlement of both known and unknown claims. Such liabilities are established based on known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are implicitly considered in the reserving process. Establishing appropriate reserves is an inherently uncertain process; the ultimate liability may be in excess of or less than the amount provided. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made. The Company utilizes both its internal actuarial staff and independent consulting actuaries in establishing its reserves. The Company does not discount its loss and loss adjustment expense reserves.

The Company had a growing volume of assumed reinsurance between 1999 and 2002. Assumed reinsurance is a line of business with inherent volatility. Ultimate loss experience for the assumed reinsurance operation is based primarily on reports received by the Company from the underlying ceding insurers. Many losses take several years to be reported through the system. The Company relies heavily on the ceding entity’s estimates of ultimate incurred losses, especially those of Lloyd’s syndicates. Ceding entities, representing over 65% of the reinsurance assumed business for the 1999 to 2003 underwriting years (based on gross written premiums), submit reports to the Company containing ultimate incurred loss estimates reviewed by independent or internal actuaries of the ceding entities. These reported ultimate incurred losses are the primary basis for the Company’s reserving estimates. In other cases, the Company relies on its own internal estimates determined primarily by experience to date, individual knowledge of the specific reinsurance contract, industry experience and other actuarial techniques to determine reserve requirements.

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $442.4 million as of December 31, 2004, after considering both prospective and retrospective reinsurance. The net reserves (including retrospective reserves ceded) attributable to the operating segments of the Company are as follows:

Summary of Loss and LAE Reserves

By Segment

	DECEMBER 31, 2004	DECEMBER 31, 2003	DECEMBER 31, 2002
	(In Millions)
Direct Healthcare Liability Insurance
Core	$257.2	$246.2	$235.1
Non-Core	97.4	145.3	180.4
Assumed Reinsurance Segment	87.8	106.3	114.6

Total net loss and LAE reserves	442.4	497.8	530.1

Ceded loss reserves	183.6	108.9	89.5
Retrospective reserves ceded	12.7	36.3	31.1

Loss and LAE reserves per balance sheet	$638.7	$643.0	$650.7

A 1% difference in the ultimate value of total loss and LAE reserves at December 31, 2004, net of reinsurance recoverable, would decrease or increase future pretax earnings by $4.4 million.

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

Income taxes

At December 31, 2004, the Company had $48.5 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $24.3 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company’s core operations have historically been profitable on both a GAAP and tax basis. The losses incurred in 2001 to 2004 have been primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has remained strong and improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company believes it should return to a position of taxable income, thus enabling it to utilize the net operating loss carryforward.

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

The Company encountered intense price competition in its hospital expansion efforts. During 2000, the Company incurred unacceptable losses under its hospital policies. The Company experienced adverse loss development in its prior years loss reserves for hospitals and significant ongoing losses in this program. The Company substantially reduced its hospital exposures during 2000 through policy nonrenewals and rate increases. At the beginning of 2001, it insured only 15 hospitals, and this was reduced to 10 hospitals at December 31, 2001, and the last hospital policy expired in December 2002.

In 2002, 2003 and 2004, the Company derived approximately 27%, 9% and .3% of its healthcare liability earned premium volume, respectively, from policies issued outside the state of California, principally under the Brown & Brown and nonstandard physician programs. In 2001, the Company recognized that these programs were seriously underpriced and implemented significant premium increases, averaging approximately 40% and 30% in 2001 and 2002, respectively, in its principal non-California markets. The Company also instituted more stringent underwriting and pricing guidelines in these states. Despite the significant price increases and more stringent underwriting guidelines, the non-California programs produced significant underwriting losses in 2002, 2003 and 2004.

The Company and Brown & Brown agreed in early 2002 to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfied the stringent underwriting standards. The Company applied these same standards to the nonstandard physician policies renewed outside California. As of December 31, 2002, 813 policies were in force related to the Brown & Brown program. That number was reduced to 379 policies as of December 31, 2003. The Company has no active claims-made policies in force for the non-core healthcare liability insureds as of December 31, 2004. The Company remains exposed under extended reporting policies required to be issued upon cancellation or non-renewal of the non-core insureds. This exposure is currently reserved and declines over time.

During 2005, the Company will continue to concentrate its efforts on its core physician and medical group business in California and Delaware and settling outstanding claims in the non-core business. The Company does not expect to initiate any significant new programs outside California during 2005.

Assumed Reinsurance—Background

The Company rapidly expanded its assumed reinsurance operations after the formation of the division in late 1999. Written premiums were $2.4, $18.5 and $112.8 million, respectively for 2004, 2003 and 2002. Earned premiums, which lag behind written premiums, were $14.6, $32.4 and $122.5 million, respectively for 2004, 2003 and 2002. Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages.

Ultimate loss experience in this segment is based primarily on reports received by the Company from the underlying ceding insurers. Actual losses may take several years to be reported through the system. In 2001, the unprecedented September 11, 2001, terrorist attack materially impacted the results in this segment. The Company identified losses of $19.6 million, net of reinsurance benefit as of December 31, 2001, and an additional $15.4 million, $7.2 million, and $1.1 million in losses have been recorded in 2002, 2003, and 2004, respectively.

As a result of the Company’s decline in capital and surplus from the World Trade Center losses and losses incurred in healthcare insurance outside California, A. M. Best has reduced the Insurance Subsidiaries ratings below the A- (Excellent) rating. Many ceding companies and companies in assumed reinsurance syndicates are reluctant to deal with insurers whose ratings are below A-, which made it more difficult for the Company to remain in the assumed reinsurance market.

During 2002, the Company pursued various financial alternatives to improve its capital position, including a complete or partial divestiture of its assumed reinsurance operations. In December 2002, the Company entered into a quota share reinsurance transaction with Rosemont Reinsurance Ltd. (Rosemont Re) (formerly known as GoshawK Reinsurance Limited), a Bermuda reinsurance subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based Lloyd’s underwriter (GoshawK), under which the Company ceded to Rosemont Re almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The effect of this transaction was to retrocede to Rosemont Re $129.3 million of premiums written in 2002, $38.0 million of premiums written in 2003, and ($0.1) in 2004. The Company retains certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company continued to participate in one Lloyd’s syndicate for the 2003 underwriting year. The Rosemont Re treaty relieved the Company of underwriting leverage and improved the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. Other than net premiums written of $18.3 million and $1.2 million from the Lloyd’s syndicate in 2003 and 2004, respectively, the Company had no significant premiums written from prior year contracts.

GoshawK, the parent of Rosemont, suffered serious underwriting losses in late 2003. As a result, the Company incurred significant losses attributable to its participation in the GoshawK underwriting syndicate and a $9.6 million loss in its holdings of GoshawK capital stock. The losses suffered by GoshawK did not materially affect the financial condition of Rosemont Re.

Results of Operations

The following tables present the Company’s results of operations before taxes:

YEAR ENDED DECEMBER 31, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(In Thousands)
Premiums written	$126,834	$2,376		$129,210

Premiums earned	$121,478	$14,628		$136,106
Net investment income	—	—	$19,174	19,174
Realized investment gains	—	—	1,502	1,502
Other revenue	—	—	540	540

Total revenues	121,478	14,628	21,216	157,322

Losses and loss adjustment expenses	110,590	28,337	—	138,927
Other operating expenses	26,134	139	—	26,273

Total expenses	136,724	28,476	—	165,200

Segment income (loss) before income taxes	$(15,246)	$(13,848)	$21,216	$(7,878)

Segment assets	$142,270	$196,853	$640,512	$979,635

YEAR ENDED DECEMBER 31, 2003	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(In Thousands)
Premiums written	$128,589	$18,450		$147,039

Premiums earned	$131,460	$32,427		$163,887
Net investment income	—	—	$21,954	21,954
Realized investment gains	—	—	216	216
Other revenue	—	—	936	936

Total revenues	131,460	32,427	23,106	186,993

Losses and loss adjustment expenses	133,034	28,332	—	161,366
Other operating expenses	28,234	17,610	—	45,844

Total expenses	161,268	45,942	—	207,210

Segment income (loss) before income taxes	$(29,808)	$(13,515)	$23,106	$(20,217)

Segment assets	$28,042	$253,315	$709,893	$991,250

YEAR ENDED DECEMBER 31, 2002	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(In Thousands)
Premiums written	$138,901	$112,849		$251,750

Premiums earned	$163,519	$122,544		$286,063
Net investment income	—	—	$32,231	32,231
Realized investment gains	—	—	18,910	18,910
Other revenue	—	—	2,030	2,030

Total revenues	163,519	122,544	53,171	339,234

Losses and loss adjustment expenses	197,456	123,060	—	320,516
Other operating expenses	32,398	47,278	—	79,676
Interest expense	—	—	66	66

Total expenses	229,854	170,338	66	400,258

Segment income (loss) before income taxes	$(66,335)	$(47,794)	$53,105	$(61,024)

Segment assets	$105,689	$171,439	$786,638	$1,063,766

Direct Healthcare Liability Insurance Segment

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. As a result of the Company’s withdrawal from certain segments of the healthcare industry, the premiums earned are allocated between core and non-core premium. Core premium represents California and Delaware business excluding the Brown & Brown dental program and hospital business. Non-core business represents business related to physician and dental programs formerly conducted for the Company primarily in states outside California and Delaware by a national independent insurance agency, other state non-standard physician programs and hospital programs including those in California. The following tables summarize by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated:

Direct Healthcare Liability Insurance Segment

Underwriting Results

(In Thousands)

YEAR ENDED DECEMBER 31, 2004	CORE	NON-CORE	TOTAL

Premiums written	$128,641	$(1,807)	$126,834

Premiums earned	$123,194	$(1,716)	$121,478
Losses and LAE incurred	99,302	11,288	110,590
Underwriting expenses	25,742	392	26,134

Underwriting loss	$(1,850)	$(13,396)	$(15,246)

Loss ratio	80.6%
Expense ratio	20.9%
Combined ratio	101.5%
Net reserves held	$257,230	$97,331	$354,561

YEAR ENDED DECEMBER 31, 2003
Premiums written	$123,251	$5,338	$128,589

Premiums earned	$119,148	$12,312	$131,460
Losses and LAE incurred	105,530	27,504	133,034
Underwriting expenses	24,402	3,832	28,234

Underwriting loss	$(10,784)	$(19,024)	$(29,808)

Loss ratio	88.6%
Expense ratio	20.5%
Combined ratio	109.1%
Net reserves held	$246,189	$145,283	$391,472

YEAR ENDED DECEMBER 31, 2002
Premiums written	$116,984	$21,917	$138,901

Premiums earned	$116,126	$47,393	$163,519
Losses and LAE incurred	105,852	91,604	197,456
Underwriting expenses	22,786	9,612	32,398

Underwriting loss	$(12,512)	$(53,823)	$(66,335)

Loss ratio	91.2%
Expense ratio	19.6%
Combined ratio	110.8%
Net reserves held	$235,089	$180,388	$415,477

Core Business

Premiums written for the core direct healthcare liability insurance business increased 4.4%, 5.4% and 4.8%, in 2004, 2003 and 2002, respectively, as average rate increases of 7.4%, 2.5% and 8.4% in 2004, 2003 and 2002, respectively, were partially offset by a decline in the number of insureds. Premiums earned in the core business increased 3.4%, 2.6% and 9.0% in 2004, 2003 and 2002, respectively, primarily due to rate increases. The Company has historically had a high renewal rate in its core business. The renewal rates of insureds who were offered renewal has remained at 92% for 2004, 2003 and 2002. The Company primarily loses insureds due to underwriting actions taken by the Company, insureds moving to competitors, leaving their practice, retiring or joining a health facility that provides for their insurance. These losses are offset by new sales activities. New policies written in 2004, 2003, and 2002 were 1,124, 1,225, and 1,463, respectively. The core business policies inforce were 10,684 policies, 11,137 policies and 11,530 policies at year end 2004, 2003 and 2002, respectively.

The loss ratio (losses and LAE related to premiums earned) for 2004 was 80.6% compared to a loss ratio of 88.6% and 91.2% for 2003 and 2002, respectively. The change in loss ratio primarily reflected increases in average claim costs offset by a decline in the frequency of claims, favorable development on prior year reserves and the effect of the average rate increases on earned premiums.

The underwriting expense ratio (expenses related to premiums earned) remained relatively unchanged at 20.9% in 2004 compared to 20.5% in 2003. The expense ratio increased in 2003 compared to 2002, primarily due to additional expenses connected with the rate approval hearing and regulatory triennial audit expenses in excess of amounts previously accrued.

Non-Core Business

The negative premiums written and earned in 2004 represent reinsurance premiums paid by the Company in connection with the reinstatement of excess of loss layers for older years. Premiums written decreased in 2003 to $5.3 million from $21.9 million in 2002. This resulted from the significant decline in the number of insureds from 2,997 at December 31, 2001, to 813 and 379 insureds at December 31, 2002 and 2003, respectively. The decline in insureds resulted from the Company’s actions taken to withdraw from this business. After March 6, 2003, no new or renewal business was written in the non-core programs. Premium earned in the non-core direct healthcare liability insurance business decreased as the Company withdrew from states other than California and Delaware and its hospital program wound down.

The underwriting loss incurred in 2004 is primarily due to two adverse litigation decisions, reserve increases attributable to older years on dentists coverage and a general reserve increase of $3.0 million in the fourth quarter 2004.

The Company made good progress in 2004 in settling claims related to the non-core healthcare liability business in run-off. Total net reserves declined from $145.3 million at December 31, 2003 to $97.4 million at December 31, 2004 and outstanding claims fell from 739 at December 31, 2003 to 431 at December 31, 2004. In total only 78 new claims were reported in 2004 compared to 244 in 2003.

As the reserves and cases of non-core healthcare claims continue to decline, it becomes more difficult to establish reserve estimates for the remaining claims based on actuarial techniques. The ultimate losses become more related to specific case results, (including litigation) rather than estimates based on actuarial techniques. Unexpected legal verdicts or settlements reached at trial can produce unexpected reserve development.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated:

	Assumed Reinsurance Segment Underwriting Results (In Thousands)
FOR THE YEAR ENDED DECEMBER 31,	2004	2003	2002
Premiums written	$2,376	$18,450	$112,849

Premiums earned	$14,628	$32,427	$122,544
Underwriting expenses
Losses	28,337	28,332	123,060
Underwriting and other operating expenses	139	17,610	47,278

Underwriting loss	$(13,848)	$(13,515)	$(47,794)

Net reserves held	$87,808	$106,358	$114,652

The earned premium in 2004 is a result of one ongoing assumed reinsurance program for the 2003 underwriting year.

The Assumed Reinsurance Segment premiums written declined 84% in 2003 from 2002 as the full impact of the retrocession to Rosemont Re took effect. Premiums written in 2004 relate to the one remaining syndicate supported in 2003. Premiums earned decreased to $14.6 in 2004, from $32.4 million in 2003 and from $122.5 million in 2002 because of reduction in treaty programs to one account and the cession of premiums written to Rosemont Re.

The underwriting loss was slightly higher for 2004 ($13.8 million) versus 2003 ($13.5 million).

The underwriting loss in 2004 was principally attributable to unexpected adverse loss development during 2004 principally in connection with the Lloyd’s syndicates, additional losses incurred under a single excess of loss directors and officers liability insurance treaty, and losses involving issuers of bail and immigration bonds. The fall in the U.S. dollar compared to the British pound also contributed to the loss.

The underwriting loss in 2003 was principally attributable to the failure of Goshawk Syndicate 102 and upward development on World Trade Center losses.

Net loss reserves related to the assumed reinsurance segment declined from $106.3 million at December 31, 2003 to $87.8 million at December 31, 2004 as reserves were settled and 2001 underwriting years for the London syndicates closed and settlements were made in 2004.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed business written for underwriting years 2001 and 2002 by the Company ($129.3 million in 2002, $38.0 million in 2003 and $(0.1) million in 2004). This treaty relieves the Company of significant underwriting risk and written premium leverage and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3% or an estimated $24.0 million. The additional premium reduced 2004, 2003 and 2002 earned premium by $(0.01), $5.5 and $18.5 million, respectively.

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

Rosemont Re has an A- rating from A.M. Best and the cession of business to Rosemont Re is on a funds withheld basis whereby premiums ceded under the contract are kept in trust to collateralize Rosemont Re’s obligations to the Company.

Other Operations

DECEMBER 31,	2004	2003	2002
	(In Thousands)
Net investment income	$19,174	$21,954	$32,231
Net realized investment gains	1,502	216	18,910
Average invested assets	600,996	660,769	702,053
Average rate of return before taxes	3.2%	3.3%	4.6%

Net investment income decreased to $20.7 million for 2004 from $22.2 million in 2003 and $32.2 million in 2002. The decrease in net investment income is primarily related to the decline in average invested assets resulting from lower premiums and loss payments related to the non-core healthcare liability and assumed reinsurance businesses. In addition, the net investment income in 2003 was impacted by a lower rate of return after tax on invested assets due to the significant realized gains recognized in the latter half of 2002. The lower rate reflected the rates available for reinvestment at the time as the quality of the portfolio was maintained.

The net realized gains of 2003 includes a $9.6 million write down of the Company’s GoshawK stock investment in the third quarter of the year offset by other gains recognized to increase statutory surplus. The GoshawK stock was sold in early 2004.

Income Taxes

The Company had a minor income tax expense in 2004 compared to a benefit of $7.4 million and $22.6 million in 2003 and 2002, respectively. During the third quarter, the Company settled with the California Franchise Tax Board (FTB) for $4.0 million, an assessment received in 2002. Legislation enacted in California during the third quarter of 2004 restored 80% of a deduction provision under which insurance holding companies had for many years deducted all dividends received from their insurance company subsidiaries. The $4.0 million settlement is included in income taxes and offsets a federal tax benefit for the year of $3.9 million.

The Company currently has a net deferred tax asset of $48.5 million as of December 31, 2004, of which $24.3 million relates to a net operating loss carryforward which expires in 2021. The Company will be able to utilize this carryforward to reduce taxes in future periods. The losses in recent years which gave rise to the operating loss carryforward were primarily generated by underwriting losses in the non-core direct healthcare liability and assumed reinsurance businesses. Since these operations are now in run-off and the core business has historically been profitable on both a GAAP and tax basis after consideration of investment income, the Company’s projections indicate that it is more likely than not that the net operating carryforward will be fully utilized within the carryforward period.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During 2004, 2003 and 2002, the Company had negative cash flow from operations of $63.3 million, $46.8 million and $24.5 million, respectively. The negative cash flow during this period is primarily related to the declining premium receipts and the increasing claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. As the Company continues to pay-off non-core healthcare liability and assumed reinsurance reserves generated by prior years written premiums, the Company may continue to have negative cash flow from operations.

The Company maintains a significant portion of its investment portfolio in high-quality, short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $94.4 million, or 16.4% of invested assets, at December 31, 2004. The Company believes that all of its short-term and fixed-maturity securities are readily marketable and have scheduled maturities in line with projected cash needs.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8.0% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $16.2 million at December 31, 2004 compared to $20.5 million at December 31, 2003. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its Insurance Subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The Insurance Subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2005 without prior regulatory approval is approximately $13.7 million.

Common stock dividends paid to stockholders were $0.40 per share in 2003. These dividends were funded through dividends received from the Insurance Subsidiaries in prior years. In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of December 31, 2004, SCPIE Holdings held cash and short-terms securities of $8.0 million of which approximately $4.0 million was utilized to satisfy the California franchise tax liability in January 2005. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the Insurance Subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position has been weakened by the losses in the non-core business. The Company’s current rating from A.M. Best is B (Fair), with a negative outlook. A.M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The NAIC has developed a methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2004, the RBC level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2004, SCPIE Indemnity exceeded this threshold by $38.0 million.

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

CONTRACTUAL COMMITMENTS

The Company has certain contractual obligations and commercial commitments principally for providing letters of credit in connection with its assumed reinsurance segment and operating leases for office space for its headquarters and other regional offices. The table below presents the contractual payments due by period or expiration period for each obligation or commitment:

Contractual commitments as of December 31, 2004, are as follows:

	2005	2006	2007	2008	2009	Thereafter
	Payments Due by Period (in thousands)
Operating Leases	$3,006	$3,035	$3,177	$2,640	$-0-	$-0-

In November 2001, the Company arranged a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of December 31, 2004, letter of credit issuance under the facility was approximately $45.4 million. Securities of $52.1 million are pledged as collateral under the facility.

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

The Company invests its assets primarily in fixed-maturity securities, which at December 31, 2004, comprised 79.0% of total investments at market value. Corporate bonds represent 38.1% and U.S. government bonds represent 25.5% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 2.8% of total investments at market value. Mortgage loans represent 1.8% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed-maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at December 31, 2004 was 3.6 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At December 31, 2004, the carrying value of the investment portfolio included $4.6 million in net unrealized gains. At December 31, 2003, the investment portfolio included $8.1 million in net unrealized gains.

The Company’s invested assets are subject to interest rate risk. The following table presents the effect on current estimated fair values of the fixed-maturity securities available for sale and common stocks assuming a 100-basis-point (1.0%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices as Indicated Below
	(In Thousands)
December 31, 2004
Interest rate risk*
Fixed-maturity securities available for sale	$454,817	$454,817	$438,398
Equity price risk**
Common stocks	$16,173	$16,173	$14,556
December 31, 2003
Interest rate risk*
Fixed-maturity securities available for sale	$554,141	$554,141	$529,844
Equity price risk**
Common stocks	$20,543	$20,543	$18,489

*	Adjusted interest rates assume a 100-basis-point (1.0%) increase in market rates
**	Adjusted equity prices assume a 10% decline in market values

For all its financial assets and liabilities, the Company seeks to maintain reasonable average durations, consistent with the maximization of income, without sacrificing investment quality and providing for liquidity and diversification.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and related notes, including supplementary data, are set forth in the “Index” on page 49 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company has conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the criteria related to internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SCPIE Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SCPIE Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SCPIE Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SCPIE Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCPIE Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of SCPIE Holdings, Inc. and subsidiaries and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 14, 2005

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that may have materially affected, or are likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is incorporated by reference to the section titled “Election of Directors” in the Company’s definitive proxy statement filed with the SEC in connection with the Annual Meeting of Stockholders to be held on May 24, 2005 (the Proxy Statement). Information regarding Executive Officers is set forth in Item 1 of Part I of this Form 10-K report under the caption “Executive Officers.”

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) and (a)(2) and (c) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the “Index—Financial Statements and Financial Statement Schedule—Annual Report on Form 10-K” filed on page 49 of this Form 10-K report.

(a) (3) Exhibits:

NUMBER	DOCUMENT
2.	Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement dated January 3, 2005, between SCPIE Management Company and Donald J. Zuk (filed with the Company’s Current Report on Form 8-K on January 5, 2005 and incorporated herein by reference).

10.31*	SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32*	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.33	Inter-Company Pooling Agreement effective January 1, 1997 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.34	SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.36	Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.50*	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

10.51*	Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.52*	Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.53*	Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.55	Insurance Letters of Credit Agreement dated as of November 15, 2001 by and among Barclays Bank PLC and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company and American Healthcare Specialty Healthcare Company (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.56*	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001 (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.57	Amendment to Program Administrators Agreement dated as of March 6, 2002 by and between the Professional Programs Division of Brown & Brown, Inc., on the one hand, and SCPIE Indemnity Company and American Healthcare Indemnity Company, on the other hand (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

NUMBER	DOCUMENT

10.58*	Employment Agreement dated May 1, 2002, by and between the Company and Timothy C. Rivers (filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2002 and incorporated herein by reference).

10.59*	Form of Stock Option Agreement under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.60*	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.61*	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.62	Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.63	First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.65*	Deferred Compensation Agreement dated as of January 3, 2005, by and between SCPIE Management Company and Donald P. Newell (filed with the Company’s Current Report on Form 8-K on January 5, 2005 and incorporated herein by reference).

10.66*	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.67	Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.68	Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.69*	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.70*	2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.71*	Form of Restricted Stock Agreement for Independent Directors (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.72*	First Amendment to the 2003 Amended and Restated Equity Participation Plan (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.73*	Amendment 2004-1 to the Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.75	Addendum No. 1 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.77	Cover Note for Per Policy Excess of Loss Reinsurance Agreement 8493-3 with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.78	Second Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 12, 2004 and incorporated herein by reference).

10.79*	Amendment #2 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 15, 2004 and incorporated herein by reference).

10.80*	Form of Deferred Stock and Dividend Equivalent Agreement for Independent Directors.

10.81	Reinsurance to Close Administration and Management Agreement among the Company, KILN Underwriting Limited, KILN PLC, and Chaucer Syndicates Limited.

NUMBER	DOCUMENT

10.82	First—Third Excess of Loss Reinsurance Contract 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2004.

10.83	Cover note for First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2005.

23.1	Consent of independent auditors.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD J. ZUK Donald J. Zuk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ ROBERT B. TSCHUDY Robert B. Tschudy	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ EDWARD G. MARLEY Edward G. Marley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

/s/ MITCHELL S. KARLAN, M.D. Mitchell S. Karlan, M.D.	Chairman of the Board and Director	March 16, 2005

/s/ WILLIS T. KING, JR. Willis T. King, Jr.	Director	March 16, 2005

/s/ LOUIS H. MASOTTI, PH.D. Louis H. Masotti, Ph.D.	Director	March 16, 2005

/s/ JACK E. MCCLEARY, M.D. Jack E. McCleary, M.D.	Director	March 16, 2005

/s/ CHARLES B. MCELWEE, M.D. Charles B. McElwee, M.D.	Director	March 16, 2005

/s/ WENDELL L. MOSELEY, M.D. Wendell L. Moseley, M.D.	Director	March 16, 2005

/s/ DONALD P. NEWELL Donald P. Newell	Director	March 16, 2005

/s/ WILLIAM A. RENERT, M.D. William A. Renert, M.D.	Director	March 16, 2005

/s/ HENRY L. STOUTZ, M.D. Henry L. Stoutz, M.D.	Director	March 16, 2005

/s/ REINHOLD A. ULLRICH, M.D. Reinhold A. Ullrich, M.D.	Director	March 16, 2005

/s/ RONALD H. WENDER, M.D. Ronald H. Wender, M.D.	Director	March 16, 2005

SCPIE HOLDINGS INC.

ITEM 15(c) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ANNUAL REPORT ON FORM 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SCPIE Holdings Inc.

We have audited the accompanying consolidated balance sheets of SCPIE Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SCPIE Holding Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 14, 2005

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

DECEMBER 31,	2004	2003
ASSETS
Securities available-for-sale (Note 2):
Fixed maturity investments, at fair value (amortized cost 2004—$454,278; 2003—$550,794)	$454,817	$554,141
Equity investments, at fair value (cost 2004—$12,100; 2003—$15,766)	16,173	20,543

Total securities available-for-sale	470,990	574,684
Mortgages	10,400	10,400
Cash and cash equivalents	94,390	62,095

Total investments and cash and cash equivalents	575,780	647,179

Accrued investment income	5,849	7,526
Premiums receivable	12,603	15,257
Assumed reinsurance receivable	119,937	104,855
Reinsurance recoverable (Note 4)	197,520	151,829
Deferred policy acquisition costs	9,063	9,416
Deferred federal income taxes, net (Note 5)	48,454	43,725
Property and equipment, net	2,954	3,816
Other assets	7,475	7,647

Total assets	$979,635	$991,250

LIABILITIES
Reserves:
Losses and loss adjustment expenses (Note 3)	$638,747	$643,046
Unearned premiums	43,811	50,707

Total reserves	682,558	693,753
Amounts held for reinsurance	77,519	67,223
Other liabilities	25,036	26,086

Total liabilities	785,113	787,062
Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2004—9,404,604 shares outstanding, 2003—9,371,933 shares outstanding	1	1
Additional paid-in capital	37,127	37,281
Retained earnings	256,177	264,063
Treasury stock, at cost 2004—2,887,487 shares and 2003—2,920,158 shares	(97,654)	(98,006)
Subscription notes receivable	(3,018)	(3,312)
Accumulated other comprehensive income	1,889	4,161

Total stockholders’ equity	194,522	204,188

Total liabilities and stockholders’ equity	$979,635	$991,250

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002
REVENUES
Net premiums earned (Note 4)	$136,106	$163,887	$286,063
Net investment income (Note 2)	19,174	21,954	32,231
Realized investment gains (Note 2)	1,502	216	18,910
Other revenue	540	936	2,030

Total revenues	157,322	186,993	339,234
EXPENSES
Losses and loss adjustment expenses (Note 3)	138,927	161,366	320,516
Underwriting and other operating expenses (Note 1 and Note 4)	26,273	45,844	79,676
Interest expenses	—	—	66

Total expenses	165,200	207,210	400,258

Loss before income tax expense (benefit)	(7,878)	(20,217)	(61,024)
Income tax expense (benefit) (Note 5)	8	(7,411)	(22,642)

Net loss	$(7,886)	$(12,806)	$(38,382)

Basic loss per share of common stock (Note 10)	$(0.84)	$(1.37)	$(4.12)
Diluted loss per share of common stock (Note 10)	$(0.84)	$(1.37)	$(4.12)

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT DECEMBER 31, 2001	$1	$37,803	$322,734	$(98,983)	$(4,050)	$1,883	$259,388
Net loss	—	—	(38,382)	—	—	—	(38,382)
Unrealized gain on securities, net of income tax expense of $5,098	—	—	—	—	—	9,551	9,551
Change in minimum pension liability, net of applicable income tax benefit of $306	—	—	—	—	—	(569)	(569)
Unrealized foreign currency gain	—	—	—	—	—	308	308

Comprehensive loss							(29,092)
Treasury stock reissued	—	—	—	153	—	—	153
Cash dividends	—	—	(3,743)	—	—	—	(3,743)
Stock subscription notes repaid	—	—	—	—	458	—	458
Other	—	2	—	—	—	—	2

BALANCE AT DECEMBER 31, 2002	1	37,805	280,609	(98,830)	(3,592)	11,173	227,166
Net loss	—	—	(12,806)	—	—	—	(12,806)
Unrealized losses on securities, net of applicable income tax benefit of $2,828	—	—	—	—	—	(6,820)	(6,820)
Change in minimum pension liability, net of applicable income tax benefit of ($154)	—	—	—	—	—	286	286
Unrealized foreign currency loss	—	—	—	—	—	(478)	(478)

Comprehensive loss							(19,818)
Treasury stock reissued	—	—	—	824	—	—	824
Cash dividends	—	—	(3,740)	—	—	—	(3,740)
Stock subscription notes repaid	—	—	—	—	280	—	280
Other	—	(524)	—	—	—	—	(524)

BALANCE AT DECEMBER 31, 2003	1	37,281	264,063	(98,006)	(3,312)	4,161	204,188
Net loss	—	—	(7,886)	—	—	—	(7,886)
Unrealized losses on securities, net of applicable income tax benefit of $1,229	—	—	—	—	—	(2,283)	(2,283)
Change in minimum pension liability, net of applicable income tax benefit of $105	—	—	—	—	—	(195)	(195)
Unrealized foreign currency gain	—	—	—	—	—	206	206

Comprehensive loss							(10,158)
Treasury stock reissued	—	(154)	—	352	—	—	198
Stock subscription notes repaid	—	—	—	—	294	—	294

BALANCE AT DECEMBER 31, 2004	$1	$37,127	$256,177	$(97,654)	$(3,018)	$1,889	$194,522

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(7,886)	$(12,806)	$(38,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for amortization and depreciation	7,061	11,037	5,207
Provision for deferred federal income taxes	8	(7,411)	(11,928)
Realized investment gains	(1,502)	(216)	(18,910)
Changes in operating assets and liabilities:
Accrued investment income	1,677	631	516
Premium receivable	(12,428)	(2,777)	(34,845)
Reinsurance recoverable	(45,691)	1,760	(74,341)
Deferred policy acquisition costs	353	(2,558)	12,607
Deferred federal income taxes	(4,737)	10,944	614
Loss and loss adjustment expense reserves	(4,299)	(7,625)	74,035
Unearned premiums	(6,896)	(16,849)	(34,312)
Amounts held for reinsurance	10,296	(20,478)	87,701
Other assets	1,794	4,162	7,652
Other liabilities	(1,050)	(4,586)	(82)

Net cash used in operating activities	(63,300)	(46,772)	(24,468)

INVESTING ACTIVITIES
Purchases—fixed maturities	(163,475)	(644,318)	(731,898)
Sales—fixed maturities	229,526	617,153	784,220
Maturities—fixed maturities	25,288	4,480	4,914
Purchases—equities	—	—	(502)
Sales—equities	3,764	3,925	500
Sale of other investments	—	15,000	—

Net cash provided by (used in) investing activities	95,103	(3,760)	57,234

FINANCING ACTIVITIES
Repayment of bank loan	—	—	(9,000)
Purchase of treasury stock, net and repayment of stock subscription notes	492	580	613
Cash dividends	—	(3,740)	(3,743)

Net cash provided by (used in) financing activities	492	(3,160)	(12,130)

Increase (decrease) in cash and cash equivalents	32,295	(53,692)	20,636
Cash and cash equivalents at beginning of year	62,095	115,787	95,151

Cash and cash equivalents at end of year	$94,390	$62,095	$115,787

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

In 1999, the Company formed an assumed reinsurance division and rapidly expanded this operation. In December 2002, the Company retroceded most of its assumed reinsurance business, as it no longer was considered part of the Company’s core business, and the Company began refocusing on its core business of Healthcare Liability Insurance. This retrocession was placed with Rosemont Reinsurance Ltd. (Rosemont Re) formerly named GoshawK Reinsurance Limited, a subsidiary of GoshawK Insurance Holdings plc.

The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

FOREIGN OPERATIONS

SUL, a corporate member of Lloyd’s of London (Lloyd’s), commenced operations in January 2001 as a capital provider to three underwriting syndicates. In 2003, the Company provided Lloyd’s capital in support of one syndicate. No Lloyd’s syndicate was supported in 2004. The Company reports this subsidiary’s operations on a one-quarter lag.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2004	2003	2002
	(In Thousands)
Balance at beginning of year	$9,416	$6,858	$19,465
Costs deferred	8,243	12,824	20,003
Costs amortized	(8,596)	(10,266)	(32,610)

Balance at end of year	$9,063	$9,416	$6,858

As the Company has reduced its assumed reinsurance operations and operations in other states through brokerage relationships, the corresponding commissions and fronting fee arrangements have resulted in an overall decrease in assumed reinsurance acquisition costs during 2002, 2003 and 2004. The Company accelerated the amortization of certain acquisition costs in 2002 based on the adequacy of the corresponding premium in accordance with FASB No. 60, Accounting and Reporting by Insurance Enterprises.

PREMIUMS

Premiums are recognized as earned on a pro rata basis over the terms of the respective policies.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Reserves for losses and loss adjustment expenses (LAE) represent the estimated liability for reported claims plus those incurred but not yet reported and the related estimated costs to adjust those claims. The reserve for losses and LAE is determined using case-basis evaluations, statistical analysis and reports from ceding entities and represents estimates of the ultimate cost of all unpaid losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the reserve for unpaid losses and related LAE is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.

REINSURANCE

Prospective reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years. Property and equipment consist of the following:

	2004	2003
	(In Thousands)
Leasehold improvements	$5,445	$5,445
Furniture and equipment	2,200	4,186

	7,645	9,631
Accumulated depreciation	(4,691)	(5,815)

Property and equipment, net	$2,954	$3,816

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of fixed-maturity investments. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

Ceded reinsurance is placed with a number of individual companies and syndicates at Lloyd’s of London to avoid concentration of credit risk. For the year ended December 31, 2004, approximately 95% of total reinsurance receivable were recoverable with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A- or better: including $107.2 million from Rosemont Re, $46.6 million with Lloyd’s of London syndicates, $13.6 million from Hannover Ruckversicherungs and $6.8 million from Arch Reinsurance.

STOCK-BASED COMPENSATION

As of December 31, 2004, the Company has a stock-based employee and nonemployee compensation plan more fully described in Note 9.

The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. No stock-based compensation costs are included in the statements of operations for stock options granted as all stock options have an exercise price equal to the market price of the underlying stock on the dates of grant.

NEW ACCOUNTING STANDARD

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. 123R is effective for the first interim reporting period that begins after June 15, 2005. The Company will implement this standard in the third quarter of 2005. The Company cannot estimate the impact of implementing this standard on future net income, but the standard would have increased recent net losses by approximately $0.06 - $0.12 per diluted share.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2.    INVESTMENTS

The Company’s investments in available-for-sale securities are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
December 31, 2004
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$145,463	$2,141	$659	$146,945
Mortgage-backed and asset-backed	89,609	309	1,444	88,474
Corporate	219,206	1,966	1,774	219,398

Total fixed-maturity securities	454,278	4,416	3,877	454,817
Common stocks	12,100	4,073	—	16,173

Total	$466,378	$8,489	$3,877	$470,990

December 31, 2003
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$195,564	$3,053	$333	$198,284
Mortgage-backed and asset-backed	95,206	997	662	95,541
Corporate	260,024	2,776	2,484	260,316

Total fixed-maturity securities	550,794	6,826	3,479	554,141
Common stocks	15,766	4,777	—	20,543

Total	$566,560	$11,603	$3,479	$574,684

The fair values of fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values of equity securities are based on quoted market prices.

The amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2004, are summarized by stated maturities as follows:

	AMORTIZED COST	FAIR VALUE
	(In Thousands)
Years to maturity:
One or less	$10,824	$10,841
After one through five	160,661	160,626
After five through ten	171,099	171,525
After ten	22,085	23,351
Mortgage-backed and asset-backed securities	89,609	88,474

Totals	$454,278	$454,817

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

Major categories of the Company’s investment income are summarized as follows:

YEAR ENDED DECEMBER 31,	2004	2003	2002
	(In Thousands)
Fixed-maturity investments	$20,196	$22,116	$31,993
Equity investments	—	234	109
Other	1,185	1,557	2,312

Total investment income	21,381	23,907	34,414
Investment expenses	2,207	1,953	2,183

Net investment income	$19,174	$21,954	$32,231

Realized gains and losses from sales of investments are summarized as follows:

YEAR ENDED DECEMBER 31,	2004	2003	2002
	(In Thousands)
Fixed-maturity investments:
Gross realized gains	$4,061	$13,749	$22,484
Gross realized losses	(3,038)	(2,757)	(3,526)

Net realized gains on fixed-maturity investments	1,023	10,992	18,958
Equity Investments—Gross realized gains (losses)	475	(10,172)	(48)
Net other gains (losses)	4	(604)	—

Total net realized gains	$1,502	$216	$18,910

Included in net other gains (losses) for 2003 is the $2.5 million loss on the sale of real estate holdings in 2003, a $0.5 million realized gain on the sale of a hedge fund and a $1.5 million gain on the sale of Lloyd’s syndicate holdings in 2003 by the Company’s U.K. subsidiary.

The change in the Company’s unrealized appreciation (depreciation) on fixed-maturity securities was $(2.8) million, $(11.8) million and $11.2 million for the years ended December 31, 2004, 2003 and 2002, respectively; the corresponding amounts for equity securities were $(0.7) million, $0.3 million and $4.4 million.

The Company held 228 investment positions with unrealized losses as of December 31, 2004. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 20 securities that were in an unrealized loss position for 12 months or more.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$415	$63,840	$244	$8,620	$659	$72,460
Mortgage-backed and asset-backed	1,349	72,666	95	3,364	1,444	76,030
Corporate	1,110	94,124	664	18,991	1,774	113,115

Total	$2,874	$230,630	$1,003	$30,975	$3,877	$261,605

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 2004, 2003 and 2002.

DECEMBER 31,	2004	2003	2002
	(In Thousands)
Reserves for losses and LAE at beginning of year	$643,046	$650,671	$576,636
Less reinsurance recoverables	108,891	85,930	74,246

Reserves for losses and LAE, net of related reinsurance recoverable, at beginning of year	534,155	564,741	502,390

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	123,027	169,474	303,296
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	15,900	(8,108)	17,220

Incurred losses during the year, net of reinsurance	138,927	161,366	320,516

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	10,776	18,424	47,258
Prior years	207,182	173,528	210,907

Total payments during the year, net of reinsurance	217,958	191,952	258,165

Reserve for losses and LAE, net of related reinsurance recoverable, at end of year	455,123	534,155	564,741
Reinsurance recoverable for losses and LAE, at end of year	183,624	108,891	85,930

Reserves for losses and LAE, gross of reinsurance recoverable, at end of year	$638,747	$643,046	$650,671

The increase during 2004 and 2002 in estimated losses and LAE for claims occurring in prior years was primarily attributable to adverse loss experience in the assumed reinsurance and the non-core direct healthcare liability insurance business. The decrease during 2003 in estimated losses and LAE for claims occurring in prior years was principally attributable to favorable loss experience in the core direct healthcare liability insurance and assumed reinsurance businesses offset by adverse development in the non-core healthcare liability insurance programs.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of reinsurance on premiums written and earned are as follows (in thousands):

YEAR ENDED DECEMBER 31,	2004		2003		2002
	WRITTEN	EARNED	WRITTEN	EARNED	WRITTEN	EARNED
Direct	$142,509	$137,154	$147,085	$149,571	$161,656	$184,014
Assumed	13,815	41,107	74,236	102,866	174,436	155,902
Ceded	27,114	42,155	74,282	88,550	84,342	53,853

Net premiums	$129,210	$136,106	$147,039	$163,887	$251,750	$286,063

Reinsurance ceded reduced loss and loss adjustment expenses incurred by $42.9 million, $29.9 million and $35.8 million in 2004, 2003 and 2002, respectively. Reinsurance ceded also reduced loss and loss adjustment expense reserves by $183.6 million, $108.9 million and $85.9 million in 2004, 2003 and 2002, respectively.

For 1999 and prior years, the Company retained the first $1.0 million of losses incurred per incident for its physician and medical group policies and had various reinsurance treaties covering losses in excess of $1.0 million up to $20.0 million per incident for physician coverage. The reinsurers also were obligated to bear their proportionate share of allocated loss adjustment expenses (LAE). For hospital coverage, the Company reinsured 90% of all losses incurred above a $1.0 million retention, and the Company retained all LAE. For 2000, the Company consolidated these treaties into a program in which the Company retained the first $2.0 million of losses and LAE per incident and the reinsurers covered losses in excess of this amount up to $70.0 million. For 2001, the Company retained the first $1.25 million of losses and LAE, and retention for non-hospital business was reduced to $1.25 million per incident. For both 2002 and 2003, the Company retained approximately the first $2.0 million of losses and LAE per incident for both physician and hospital coverages up to $20.0 million. The Company also had additional coverage in 2002 and 2003 for approximately 92% and 84%, respectively, of the losses in excess of $20.0 million up to $50.0 million. In addition, the Company was responsible for a blended annual aggregate deductible of $3.2 million, $3.0 million and $3.0 million in 2002, 2003 and 2004, respectively, for losses in excess of the Company’s retentions. The Company’s reinsurance program was the same for 2004 as 2003, except that reinsurance above $20 million was discontinued. The 2005 reinsurance program is the same as 2004.

In 1999, the Company formed an assumed reinsurance division and rapidly expanded this operation. In December 2002, the Company retroceded most of its assumed reinsurance business, as it no longer was considered part of the Company’s core business, and the Company began refocusing on its core business of healthcare liability insurance. In December 2002, SCPIE Indemnity and its two wholly owned insurance subsidiaries, AHI and AHSIC, entered into a reinsurance agreement with Rosemont Re whereby they ceded the majority of the written and earned premium related to their assumed reinsurance program after July 1, 2002. The Rosemont Re agreement covers the 2001 and 2002 underwriting years of the assumed business. Written premiums ceded under this agreement were $129.3 million in 2002 and $38.0 million in 2003 and $(0.1) million in 2004. Earned premiums ceded under this agreement were $71.4 million in 2002 and $89.2 million in 2003 and $6.6 million in 2004. In consideration of the premium ceded, the reinsurer will reimburse the Companies for losses occurring after June 30, 2002, on an unlimited basis and their direct acquisition costs. Losses related to premiums earned prior to July 1, 2002, remain the responsibility of the Company. This includes losses related to the World Trade Center terrorist attack.

The Rosemont Re reinsurance agreement has both prospective and retroactive elements as defined in FASB No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as potential upward development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract.

The retroactive accounting treatment required under FASB No. 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses ceded under the contract. The charge related to the cession of the unearned premium as of July 1, 2002, and ceded premium written in the third quarter is included in operating expenses in the Assumed Reinsurance Segment. This charge amounted to $15.4 million for 2003. The assumed reinsurance premium written in 2003 ceded to Rosemont Re has been included in net premium written for the segment with a corresponding reduction in net earned premium and net incurred losses.

In addition to the basic premium ceded to the reinsurer, the Rosemont Re agreement calls for an additional premium to be ceded of 14.3% of the basic premium. The additional premium under the agreement is expensed as the basic premium is ceded. Accordingly, $18.5 million,

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.5 million and $(0.01) million was expensed in 2002, 2003 and 2004, respectively, related to the additional premium. The additional premium obligation is collateralized by securities. The reinsurance agreement requires funds to be held in trust to collateralize Rosemont Re obligations under the agreement. As of December 31, 2004, the market value and assets held in the trust was $44.8 million. Further, the agreement contains a profit-sharing provision, which states that the Company will receive 50% of the profits of the ceded reinsurance (not including the additional premium paid) when the combined ratio for the basic ceded is below 100%.

NOTE 5.    INCOME TAXES

The components of the income tax expense (benefit) reported in the accompanying consolidated statements of operations are summarized as follows:

YEAR ENDED DECEMBER 31,	2004	2003	2002
	(In Thousands)
Current	$(50)	$—	$(10,714)
Deferred	(3,942)	(7,411)	(11,928)
State franchise tax	4,000	—	—

Total	$8	$(7,411)	$(22,642)

A reconciliation of income tax benefit computed at the federal statutory tax rate to total income tax benefit is summarized as follows:

YEAR ENDED DECEMBER 31,	2004	2003	2002
	(In Thousands)
Federal income tax benefit at 35%	$(2,757)	$(7,076)	$(21,358)
Increase (decrease) in taxes resulting from:
Tax-exempt interest	—	—	(1,557)
Dividends received deduction	—	(102)	(70)
State franchise tax (net of federal tax)	2,600	—	—
Other	165	(233)	343

Total federal income tax expense (benefit)	$8	$(7,411)	$(22,642)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

DECEMBER 31,	2004	2003
	(In Thousands)
Deferred tax assets:
Discounting of loss reserves	$20,065	$19,547
Net operating loss carryforward	24,260	13,950
AMT credit carryforward	5,442	5,442
Unearned premium	2,878	3,549
Equity investment impairment	—	3,366
Deferred compensation and retirement plans	2,307	2,682
Other	(1,712)	1,327

Total deferred tax assets	53,240	49,863
Deferred tax liabilities:
Deferred acquisition costs	3,172	3,296
Unrealized investment gains	1,614	2,842

Total deferred tax liabilities	4,786	6,138

Net deferred tax assets	$48,454	$43,725

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal income taxes recovered in 2003 and 2002 were $10.7 million and $20.9 million, respectively.

At December 31, 2004, the Company had $48.5 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $24.3 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company’s core operations have historically been profitable on both a GAAP and tax basis. The losses incurred in 2001 to 2004 have been primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company believes it should return to a position of taxable income, thus enabling it to utilize the net operating loss carryforward.

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

DECEMBER 31,	2004	2003	2002
	(In Thousands)
Statutory net loss for the year ended	$(6,436)	$(19,874)	$(23,164)
Statutory capital and surplus at year end	$136,536	$140,216	$155,785

Generally, the capital and surplus of the Company’s insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. At December 31, 2004, the amount of dividends available to SCPIE Holdings from its insurance subsidiaries during 2005 not limited by such restrictions is approximately $13.7 million.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net pension expense for these plans consists of the following components:

	Qualified Plan			Supplemental Plan
YEAR ENDED DECEMBER 31,	2004	2003	2002	2004	2003	2002
	(In Thousands)
Service cost				$78	$436	$272
Interest cost	$275	$271	$273	233	293	259
Actual return on plan assets	(294)	(238)	(257)	—	—	—
Amortization of:
Transition asset	(4)	(4)	(4)
Prior service cost				12	100	84
Actuarial loss	95	110	40	10	—	16

Net pension expense	$72	$139	$52	$333	$829	$631

Pension expense for all plans was $0.5, $1.9 and $1.6 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table sets forth the funding status of the plans:

	Qualified Plan	Supplemental Plan	Qualified Plan	Supplemental Plan
DECEMBER 31,	2004	2004	2003	2003
	(In Thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$4,690	$5,068	$4,438	$4,296
Service cost	—	78	—	436
Interest cost	275	233	271	293
Plan amendments	—	—	—	88
Actuarial loss	220	407	106	(45)
Curtailment	—	(759)	—	—
Settlement	—	(1,036)	—	—
Gross benefits paid	(113)	—	(125)	—

Net benefit obligation at end of year	$5,072	$3,991	$4,690	$5,068

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,542	—	$2,897	—
Actual return on plan assets	256	—	595	—
Employer contributions	370	—	175	—
Gross benefits paid	(113)	—	(125)	—

Fair value of plan assets at end of year	$4,055	—	$3,542	—

Funded status (underfunded)	$(1,017)	$(3,991)	$(1,149)	$(5,068)
Unrecognized actuarial loss	1,641	170	1,479	561
Unrecognized prior service cost	—	—	—	80
Unrecognized net transition asset	—	—	(4)	—

Accrued pension expense	$624	$(3,821)	$326	$(4,427)

Amounts recognized in the statement of financial position consists of
Prepaid benefit cost	$—	$—	$326	$—
Accrued benefit liability	(1,017)	(3,991)	—	(4,427)
Additional minimum liability	—	—	(1,475)	(35)
Intangible asset	—	—	—	35
Accumulated other comprehensive income	1,641	170	1,475	—

Net amount recognized	$624	$(3,821)	$326	$(4,427)

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Plan			Supplemental Plan
DECEMBER 31,	2004	2003	2002	2004	2003	2002
Weighted-average assumptions
Discount rate	5.75%	6.0%	6.5%	5.75%	6.0%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

During 1999, the Company implemented the Director and Senior Management Stock Purchase Plan. The directors and senior managers purchased a total of 145,000 shares of common stock under this plan. The eligible participants executed promissory stock subscription notes in the aggregate amount of $4.1 million to fund this purchase. As of December 31, 2004, $1.0 million of the promissory stock subscription notes had been repaid.

The Company’s Employee Stock Purchase Plan, effective January 1, 2000, offers eligible employees the opportunity to purchase shares of SCPIE Holdings Inc. common stock through payroll deductions.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for the Company headquarters. The lease has escalating payments over a term of 10 years ending 2009 with options to renew for an additional 10 years. Occupancy expense for the years ended December 31, 2004, 2003 and 2002 was $3.2 million, $3.1 million and $3.5 million, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2005 (in thousands):

2005	$3,006
2006	3,035
2007	3,177
2008	2,640
2009	—

Total minimum lease payments	$11,858

The Company is named as a defendant in various legal actions primarily arising from claims made under insurance policies and contracts. These actions are considered by the Company in estimating the loss and loss adjustment expense reserves. The Company’s management believes that the resolution of these actions will not have a material adverse effect on the Company’s financial position or results of operations.

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that the HIG insurance company subsidiaries have paid losses and LAE under the subject policies of more than $65.0 million and that at December 31, 2004 had established case loss reserves of $10.0 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses are $6.1 million for a total loss and loss expense reserve of $16.1 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of Highlands’ reinsurers.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of December 31, 2004, letter of credit issuance under the facility was approximately $45.4 million. Securities of $52.1 million are pledged as collateral under the facility.

At December 31, 2004, the Company’s investments in fixed-maturity securities with a fair value of $9.2 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 9.    STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, the 2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (the Plan), which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors and stock appreciation rights (SARs) to key employees of the Company.

The aggregate number of options for common shares issued and issuable under the Plan is limited to 1,700,000. All options granted have 10-year terms and vest over various future periods.

A summary of the Company’s stock-option activity and related information follows:

	2004		2003		2002
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	1,044,667	$14.20	1,129,127	$22.86	1,203,490	$23.48
Granted during year	10,000	$8.74	355,000	$5.95	80,000	$15.74
Exercised during year	—	—	—		—
Forfeited during year	7,667	$16.70	439,460	$29.77	154,363	$24.03

Options outstanding at end of year	1,047,000	$14.13	1,044,667	$14.20	1,129,127	$22.86

Forfeited during 2003 in the table above includes 417,200 options surrendered in connection with a tender offer in 2003 to purchase the options for $1.00 per option share. The purchase price of the surrendered options was expensed as compensation.

Information about stock options outstanding at December 31, 2004, is summarized as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices:
$ 5.10—$12.90	365,000	6.03	$6.03	134,333	$5.63
$16.70—$19.32	612,000	6.85	$16.73	543,667	$16.74
$24.25—$36.50	70,000	3.79	$33.54	70,000	$33.54

Options outstanding at end of year	1,047,000	14.13	$14.13	748,000	$16.32

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s SARs activity and related information follows:

	2004		2003		2002
	Number of SARs	Weighted- Average Exercise Price	Number of SARs	Weighted- Average Exercise Price	Number of SARs	Weighted- Average Exercise Price
SARs outstanding at beginning of year	80,500	$5.95	—	—	—	—
Granted during year	—	—	80,500	$5.95	—	—
Exercised during year	4,667	$5.95	—	—	—	—
Forfeited during year	10,000	$5.95	—	—	—	—

SARs outstanding at end of year	65,833	$5.95	80,500	$5.95	—	—

The Company expensed as compensation $0.1 million and $0.1 million for SARs in 2004 and 2003, respectively.

Information about SARs outstanding at December 31, 2004, is summarized as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices:
$ 5.10—$12.90	65,833	7.99	$5.95	23,500	$5.95
$16.70—$19.32	—	—	—	—	—
$24.25—$36.50	—	—	—	—	—

Options outstanding at end of year	65,833	7.99	$5.95	23,500	$5.95

Non-employee directors of the Company receive a grant of 2,000 restricted shares each year as part of their compensation. The restricted share grants vest on the one-year anniversary of the grant. In 2003 and 2004, the Company issued 22,000 and 20,000 restricted share grants to non-employee directors and expensed as compensation $0.1 million and $0.2 million, respectively.

The following table illustrates the effect on net income (loss) and earnings per share if the Company applied the fair value recognition provision as defined in FASB Statement No. 123 Accounting of Stock-Based Compensation:

	2004	2003	2002
Net loss as reported	$(7,886)	$(12,806)	$(38,382)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	$(634)	(861)	(1,102)

Pro forma net loss	$(8,520)	$(13,667)	$(39,484)

Loss per share
—Basic—as reported	$(0.84)	$(1.37)	$(4.12)
—Basic—proforma	$(0.90)	$(1.46)	$(4.24)

—Diluted—as reported	$(0.84)	$(1.37)	$(4.12)
—Diluted—proforma	$(0.90)	$(1.46)	$(4.24)

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In management’s opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of nontransferable employee stock options with vesting restrictions.

NOTE 10.    EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share as of and for the years ended:

DECEMBER 31,	2004	2003	2002
Numerator:
Net loss	$(7,886)	$(12,806)	$(38,382)
Numerator for:
Basic loss per share of common stock	$(7,886)	$(12,806)	$(38,382)
Diluted loss per share of common stock	$(7,886)	$(12,806)	$(38,382)
Denominator:
Denominator for basic earnings per share of common stock–weighted-average shares outstanding	9,388	9,352	9,322
Effect of dilutive securities:
Stock options	$—	$—	$—

Denominator for diluted earnings per share of common stock adjusted–weighted-average shares outstanding	$9,388	$9,352	$9,322

Basic loss per share of common stock	$(0.84)	$(1.37)	$(4.12)

Diluted loss per share of common stock	$(0.84)	$(1.37)	$(4.12)

For the years ended December 31, 2004, 2003 and 2002 no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

NOTE 11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 2004 and 2003 are summarized as follows:

	2004				2003
	1ST	2ND	3RD	4TH	1ST	2ND	3RD	4TH
	(In Thousands, Except Per-Share Data)
Premiums earned and other revenues	$36,693	$31,313	$36,294	$32,346	$54,762	$41,258	$35,110	$33,693
Net investment income	5,432	5,118	4,477	4,147	5,590	5,330	4,130	6,904
Realized investment gains (losses)	2,346	(631)	(111)	(102)	3,090	837	(8,191)	4,480
Net income (loss)	827	(2,316)	(3,021)	(3,376)	(1,222)	612	(14,816)	2,620
Basic earnings (loss) per share of common stock	$0.09	$(0.25)	$(0.32)	$(0.36)	$(0.13)	$0.07	$(1.58)	$0.28
Diluted earnings (loss) per share of common stock	$0.09	$(0.25)	$(0.32)	$(0.36)	$(0.13)	$0.07	$(1.58)	$0.28

NOTE 12.    BUSINESS SEGMENTS

The Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance. Segments are designated based on the types of products provided and based on the risks associated with the products. Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons, and dentists, healthcare facilities and other healthcare providers. Assumed Reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, and other revenue.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates insurance segment performance based on the combined ratios of the segments. Intersegment transactions are not significant.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated:

Year Ended December 31, 2004	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$126,834	$2,376		$129,210

Premiums earned	$121,478	$14,628		$136,106
Net investment income	—	—	$19,174	19,174
Realized investment gains	—	—	1,502	1,502
Other revenue	—	—	540	540

Total revenues	121,478	14,628	21,216	157,322
Losses and loss adjustment expenses	110,590	28,337	—	138,927
Other operating expenses	26,134	139	—	26,273

Total expenses	136,724	28,476	—	165,200

Segment income (loss) before income taxes	$(15,246)	$(13,848)	$21,216	$(7,878)

Segment assets	$142,270	$196,853	$640,512	$979,635

Year Ended December 31, 2003	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$128,589	$18,450		$147,039

Premiums earned	$131,460	$32,427		$163,887
Net investment income	—	—	$21,954	21,954
Realized investment gains	—	—	216	216
Other revenue	—	—	936	936

Total revenues	131,460	32,427	23,106	186,993
Losses and loss adjustment expenses	133,034	28,332	—	161,366
Other operating expenses	28,234	17,610	—	45,844

Total expenses	161,268	45,942	—	207,210

Segment income (loss) before income taxes	$(29,808)	$(13,515)	$23,106	$(20,217)

Segment assets	$28,042	$253,315	$709,893	$991,250

Year Ended December 31, 2002	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$138,901	$112,849		$251,750

Premiums earned	$163,519	$122,544		$286,063
Net investment income	—	—	$32,231	32,231
Realized investment gains	—	—	18,910	18,910
Other revenue	—	—	2,030	2,030

Total revenues	163,519	122,544	53,171	339,234
Losses and loss adjustment expenses	197,456	123,060	—	320,516
Other operating expenses	32,398	47,278	—	79,676
Interest expense		—	66	66

Total expenses	229,854	170,338	66	400,258

Segment income (loss) before income taxes	$(66,335)	$(47,794)	$53,105	$(61,024)

Segment assets	$105,689	$171,439	$786,638	$1,063,766

Schedule II—Condensed Financial Information of Registrant

SCPIE HOLDINGS INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share Data)

DECEMBER 31,	2004	2003
ASSETS
Securities available for sale:
Equity investments, at fair value (cost: 2004—$1,496; 2003—$1,871)	$1,496	$1,871
Cash and cash equivalents	7,990	9,499
Investment in subsidiaries	177,852	186,379

Total investments	187,338	197,749
Deferred federal income taxes	7,256	3,377
Other assets	3,930	3,589

Total assets	$198,524	$204,715

LIABILITIES
Due to affiliates	$—	$527
Other liabilities	4,002	—

Total liabilities	4,002	527
Stockholders’ equity:
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2004—9,404,604 shares outstanding; 2003—9,371,933 shares outstanding	1	1
Additional paid-in capital	37,127	37,281
Retained earnings	256,177	264,063
Treasury stock at cost (2004—2,887,487 shares and 2003—2,920,158 shares)	(97,654)	(98,006)
Stock subscription notes receivable	(3,018)	(3,312)
Accumulated other comprehensive income	1,889	4,161

Total stockholders’ equity	194,522	204,188

Total liabilities and stockholders’ equity	$198,524	$204,715

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

FOR THE YEARS ENDED	DECEMBER 31, 2004	DECEMBER 31, 2003	DECEMBER 31, 2002
Dividend from subsidiary	$—	$—	$3,000
Net investment income (loss)	108	(330)	389
Realized investment losses	—	(2,750)	(2,312)
Other income		—	180
Interest expenses	—	—	(66)
Other expenses	(1,669)	(2,421)	(4,881)

Loss before federal income tax expense (benefit) and equity in losses of subsidiaries	(1,561)	(5,501)	(3,690)
Federal income tax expense (benefit)	6	(486)	(2,341)

Loss before equity in losses of subsidiaries	(1,567)	(5,015)	(1,349)
Equity in losses of subsidiaries	(6,319)	(7,791)	(37,033)

Net loss	$(7,886)	$(12,806)	$(38,382)

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE YEARS ENDED	DECEMBER 31, 2004	DECEMBER 31, 2003	DECEMBER 31, 2002
OPERATING ACTIVITIES
Net loss	$(7,886)	$(12,806)	$(38,382)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized investment losses	—	2,750	2,312
Due to affiliates	(527)	507	(410)
Changes in other assets and liabilities	(282)	(4,284)	(110)
Equity in undistributed loss of subsidiaries	6,319	7,791	37,033

Net cash provided by (used in) operating activities	(2,376)	(6,042)	443

INVESTING ACTIVITIES
Sales—equities	375	8,245	10,593

Cash provided by investing activities	375	8,245	10,593

FINANCING ACTIVITIES
Repayment of bank loan	—	—	(9,000)
Purchase of treasury stock, net and repayment of stock subscription notes	492	580	613
Cash dividends	—	(3,740)	(3,743)

Cash provided by (used in) financing activities	492	(3,160)	(12,130)

Decrease in cash and cash equivalents	(1,509)	(957)	(1,094)
Cash and cash equivalents at beginning of period	9,499	10,456	11,550

Cash and cash equivalents at end of period	$7,990	$9,499	$10,456

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2004

1. BASIS OF PRESENTATION

In the SCPIE Holdings Inc. condensed financial statements, investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings Inc. condensed financial statements should be read in conjunction with its consolidated financial statements.

Schedule III—Supplementary Insurance Information

SCPIE Holdings Inc., and Subsidiaries

Year Ended December 31, 2004	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$8,587	$422,283	$42,406	$121,478		$110,590	$3,234	$22,901	$126,834
Assumed Reinsurance (1)	476	216,464	1,405	14,628		28,337	5,362	(2,763)	2,376
Other	—	—	—	—	$19,174	—	—	—	—

Total	$9,063	$638,747	$43,811	$136,106	$19,174	$138,927	$8,596	$20,138	$129,210

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.

Year Ended December 31, 2003	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$6,674	$420,534	$37,050	$131,460		$133,034	$4,203	$24,031	$128,589
Assumed Reinsurance (1)	2,742	222,512	13,657	32,427		28,332	6,063	11,547	18,450
Other	—	—	—	—	$21,954	—	—	—	—

Total	$9,416	$643,046	$50,707	$163,887	$21,954	$161,366	$10,266	$35,578	$147,039

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.

Year Ended December 31, 2002	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$6,858	$459,025	$39,921	$163,519		$197,456	$9,505	$22,893	$138,901
Assumed Reinsurance (1)	—	191,646	27,635	122,544		123,060	23,105	24,173	112,849
Other	—	—	—	—	$32,231	—	—	—	—

Total	$6,858	$650,671	$67,556	$286,063	$32,231	$320,516	$32,610	$47,066	$251,750

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.