Form 10-K/A
period 2004-12-31
SCPIE HOLDINGS INC
filed 2005-03-23
CIK 1013609

UNITED STATES

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

The number of shares of the Registrant’s Common Stock outstanding as of March 7, 2005, was 9,904,604.

PART IV

Item 15.	Exhibits and Financial Statements Schedules	2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) (3) Exhibits:

NUMBER	DOCUMENT
32.1	Amended Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Amended Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

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

SIGNATURE	TITLE	DATE
/S/ DONALD J. ZUK Donald J. Zuk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/S/ ROBERT B. TSCHUDY Robert B. Tschudy	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/S/ EDWARD G. MARLEY Edward G. Marley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

Chairman of the Board and Director
Mitchell S. Karlan, M.D.

/S/ WILLIS T. KING, JR. Willis T. King, Jr.	Director	March 18, 2005

/S/ LOUIS H. MASOTTI, PH.D. Louis H. Masotti, Ph.D.	Director	March 18, 2005

/S/ JACK E. MCCLEARY, M.D. Jack E. McCleary, M.D.	Director	March 18, 2005

/S/ CHARLES B. MCELWEE, M.D.	Director	March 22, 2005

Charles B. McElwee, M.D.

/S/ WENDELL L. MOSELEY, M.D. Wendell L. Moseley, M.D.	Director	March 18, 2005

/S/ DONALD P. NEWELL Donald P. Newell	Director	March 16, 2005

/S/ WILLIAM A. RENERT, M.D.	Director	March 22, 2005

William A. Renert, M.D.

/S/ HENRY L. STOUTZ, M.D. Henry L. Stoutz, M.D.	Director	March 18, 2005

/S/ REINHOLD A. ULLRICH, M.D. Reinhold A. Ullrich, M.D.	Director	March 22, 2005

Director
Ronald H. Wender, M.D.