Form 10-Q
period 2005-03-31
SCPIE HOLDINGS INC
filed 2005-05-09
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 5, 2005
Preferred stock, par value $1.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,904,604 shares

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2005 - $449,214; 2004 - $454,278)	$441,867	$454,817
Equity investments, at fair value (cost 2005 - $12,075; 2004 - $12,100)	16,396	16,173

Total securities available-for-sale	458,263	470,990
Mortgages	10,400	10,400
Cash and cash equivalents	79,144	94,390

Total investments and cash and cash equivalents	547,807	575,780
Accrued investment income	5,325	5,849
Premiums receivable	69,304	12,603
Assumed reinsurance receivable	103,257	119,937
Reinsurance recoverable	173,423	197,520
Deferred policy acquisition costs	10,534	9,063
Deferred federal income taxes	50,232	48,454
Property and equipment, net	2,790	2,954
Other assets	6,376	7,475

Total assets	$969,048	$979,635

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$595,307	$638,747
Unearned premiums	102,161	43,811

Total reserves	697,468	682,558
Amounts held for reinsurance	59,261	77,519
Other liabilities	21,161	25,036

Total liabilities	777,890	785,113
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2005 – 9,404,604 shares outstanding 2004 – 9,404,604 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	257,848	256,177
Treasury stock, at cost 2005 – 2,887,487 shares and 2004 – 2,887,487 shares	(97,611)	(97,654)
Subscription notes receivable	(3,018)	(3,018)
Accumulated other comprehensive (loss) income	(3,189)	1,889

Total stockholders’ equity	191,158	194,522

Total liabilities and stockholders’ equity	$969,048	$979,635

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues:
Net premiums earned	$32,586	$36,413
Net investment income	4,667	5,432
Realized investment gains	16	2,346
Other revenue	114	280

Total revenues	37,383	44,471
Expenses:
Losses and loss adjustment expenses	25,911	32,941
Underwriting and other operating expenses	8,865	10,230

Total expenses	34,776	43,171
Income before income taxes	2,607	1,300
Income tax expense	936	473

Net income	$1,671	$827

Basic earnings per share	$0.18	$0.09
Diluted earnings per share	$0.18	$0.09
Cash dividend declared and paid per share of common stock	$—	$—

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2005	$1	$37,127	$256,177	$(97,654)	$(3,018)	$1,889	$194,522
Net income	—	—	1,671	—	—	—	1,671
Unrealized losses on securities, net of reclassification adjustments of $-0- for gains included in net appreciation, net of applicable income tax benefit of $2,672	—	—	—	—	—	(4,965)	(4,965)
Change in minimum pension liability, net of applicable income tax benefit of $37	—	—	—	—	—	(68)	(68)
Unrealized foreign currency gain	—	—	—	—	—	(45)	(45)

Comprehensive loss							(3,407)
Treasury stock reissued	—	—	—	43	—	—	43

BALANCE AT MARCH 31, 2005	$1	$37,127	$257,848	$(97,611)	$(3,018)	$(3,189)	$191,158

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,671	$827
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for amortization and depreciation	1,499	2,035
Provision for deferred federal income taxes	936	473
Realized investment gains	(16)	(2,346)
Changes in operating assets and liabilities:
Deferred acquisition costs	(1,471)	(1,832)
Accrued investment income	524	1,456
Unearned premiums	58,350	53,043
Loss and loss adjustment expense reserves	(43,440)	(6,764)
Reinsurance recoverable	24,097	(6,132)
Amounts held for reinsurance	(18,258)	(16,662)
Other liabilities	(3,875)	(6,571)
Premium receivable	(40,021)	(39,364)
Other assets	970	358

Net cash used in operating activities	(19,034)	(21,479)
INVESTING ACTIVITIES
Purchases—fixed maturities	—	(167,467)
Sales—fixed maturities	38	165,979
Maturities—fixed maturities	3,707	4,921
Short-term purchases and sales – net	—	19
Sales—equities	—	3,764

Net cash provided by investing activities	3,745	7,216
FINANCING ACTIVITIES
Reissuance of treasury shares	43	—

Net cash provided by in financing activities	43	—

Decrease in cash and cash equivalents	(15,246)	(14,263)
Cash and cash equivalents at beginning of period	94,390	62,095

Cash and cash equivalents at end of period	$79,144	$47,832

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2005

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2004.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
Net income	$1,671	$827
Numerator for:
Basic earnings per share of common stock	1,671	827
Diluted earnings per share of common stock	1,671	827
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,405	9,372
Effect of dilutive securities:
Stock options	155	95

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,560	9,467
Basic earnings per share of common stock	$0.18	$0.09
Diluted earnings per share of common stock	$0.18	$0.09

3. INVESTMENTS

The Company’s investments in available-for-sale securities at March 31, 2005 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$145,190	$1,512	$2,243	$144,459
Mortgage-backed and asset-backed	86,605	138	2,214	84,529
Corporate	217,419	594	5,134	212,879

Total fixed-maturity securities	449,214	2,244	9,591	441,867
Common stocks	12,075	4,321	—	16,396

Total	$461,289	$6,565	$9,591	$458,263

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2005.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$1,718	$98,247	$525	$14,261	$2,243	$112,508
Mortgage-backed and asset-backed	321	17,888	1,893	58,550	2,214	76,438
Corporate	1,862	95,484	3,272	79,780	5,134	175,264

Total fixed-maturity securities	3,901	211,619	5,690	152,591	9,591	364,210
Total common stock	—	—	—	—	—	—

Total	$3,901	$211,619	$5,690	$152,591	$9,591	$364,210

The Company held 165 investment positions with unrealized losses as of March 31, 2005. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 68 securities that were in an unrealized loss position for 12 months or more.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

4. FEDERAL INCOME TAXES

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(IN THOUSANDS)
Federal income tax expense at 35%	$912	$455
Increase in taxes resulting from:
Other	24	18

Total income tax expense	$936	$473

5. COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(IN THOUSANDS)
Net income	$1,671	$827
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(7,637)	6,818
Unrealized foreign currency gains (losses)	(45)	73
Change in minimum pension liability	(105)	(150)

Other comprehensive income (loss) before tax	(6,116)	7,568
Income tax expense related to securities	(2,672)	2,385
Income tax benefit related to pension liability	(37)	(52)

Comprehensive income (loss)	$(3,407)	$5,235

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

THREE MONTHS ENDED MARCH 31, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$91,494	$(558)		$90,936

Premiums earned	$32,196	$390		$32,586
Net investment income	—	—	$4,667	4,667
Realized investment gains	—	—	16	16
Other revenue	—	—	114	114

Total revenues	32,196	390	4,797	37,383
Losses and loss adjustment expenses	24,642	1,269	—	25,911
Other operating expenses	7,371	1,494	—	8,865

Total expenses	32,013	2,763	—	34,776

Segment income (loss) before income taxes	$183	$(2,373)	$4,797	$2,607

Segment assets	$80,912	$275,606	$612,530	$969,048

THREE MONTHS ENDED MARCH 31, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$92,740	$(3,285)		$89,455

Premiums earned	$31,948	$4,465		$36,413
Net investment income	—	—	$5,432	5,432
Realized investment gains	—	—	2,346	2,346
Other revenue	—	—	280	280

Total revenues	31,948	4,465	8,058	44,471
Losses and loss adjustment expenses	30,609	2,332	—	32,941
Other operating expenses	6,399	3,831	—	10,230

Total expenses	37,008	6,163	—	43,171

Segment income (loss) before income taxes	$(5,060)	$(1,698)	$8,058	$1,300

Segment assets	$89,140	$239,545	$690,846	$1,019,531

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that the HIG insurance company subsidiaries have paid losses and LAE under the subject policies of more than $66.0 million and that at March 31, 2005 had established case loss reserves of $9.4 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses are $5.6 million, for a total loss and loss expense reserve of $15.0 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of Highlands’ reinsurers.

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

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of March 31, 2005, letter of credit issuance under the facility was approximately $45.5 million. Securities of $49.4 million are pledged as collateral under the facility.

8. STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provision as defined in Financial Accounting Standards Board Statement (FASB) No. 123, Accounting of Stock-Based Compensation:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported	$1,671	$827
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(58)	(142)

Pro forma net income	$1,613	$685
Earnings per share:
Basic – as reported	$0.18	$0.09
Basic – pro forma	$0.17	$0.07

Diluted – as reported	$0.18	$0.09
Diluted – pro forma	$0.17	$0.07

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

Overview

SCPIE Holdings is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is primarily a provider of medical malpractice insurance and related liability insurance products to physicians, healthcare facilities and others engaged in the healthcare industry in California and Delaware, its core healthcare liability markets. Previously, the Company had also been actively engaged in the medical malpractice insurance business and related products in other states and the assumed reinsurance business. During 2002 and 2003, the Company largely completed its withdrawal from the assumed reinsurance market and medical malpractice insurance outside of California and Delaware.

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001, World Trade Center terrorist attack, the Company incurred significant losses. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best Company (A.M. Best) and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to effect an orderly withdrawal from healthcare liability insurance markets outside of California and Delaware and from the assumed reinsurance market in its entirety. All of the healthcare liability insurance policies in these other markets expired during the first quarter of 2004. In December 2002, the Company entered into a 100% quota share reinsurance agreement to retrocede to another insurer the majority of reinsurance business written in 2002 and 2001. During 2003, the Company participated in only one ongoing reinsurance syndicate and had no ongoing reinsurance participations in 2004. The Company continues to settle and pay claims incurred in the non-core healthcare and assumed reinsurance operations.

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

The Company had a growing volume of assumed reinsurance business between 1999 and 2002. Assumed reinsurance is a line of business with inherent volatility. Ultimate loss experience for the assumed reinsurance operation is based primarily on reports received by the Company from the underlying ceding insurers. Many losses take several years to be reported through the system. The Company relies heavily on the ceding entity’s estimates of ultimate incurred losses, especially those of Lloyd’s syndicates. Ceding entities, representing over 65% of the reinsurance assumed business for the 1999 to 2003 underwriting years (based on gross written premiums), submit reports to the Company containing ultimate incurred loss estimates reviewed by independent or internal actuaries of the ceding entities. These reported ultimate incurred losses are the primary basis for the Company’s reserving estimates. In other cases, the Company relies on its own internal estimates determined primarily by experience to date, individual knowledge of the specific reinsurance contract, industry experience and other actuarial techniques to determine reserve requirements.

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $423.1 million as of March 31, 2005, after considering both prospective and retrospective reinsurance. The net reserves attributable to the operating segments of the Company are as follows:

Summary of Net Loss and LAE Reserves

By Segment

	MARCH 31, 2005	DECEMBER 31, 2004
	(IN MILLIONS)
Direct Healthcare Liability Insurance
Core	$255.5	$257.2
Non-Core	87.1	97.4
Assumed Reinsurance Segment	80.5	87.8

Total net loss and LAE reserves	423.1	442.4
Ceded loss reserves	159.5	183.6
Retrospective reserves	12.7	12.7

Loss and LAE reserves	$595.3	$638.7

A 1% difference in the ultimate value of reserves, net of reinsurance recoverable, would decrease or increase future pretax earnings by $4.2 million.

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

Income taxes

At March 31, 2005, the Company had $50.2 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $20.1 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

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

Forward Looking Statements

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – Overview,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

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

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
THREE MONTHS ENDED MARCH 31, 2005
Premiums written	$91,351	$143	$91,494

Premiums earned	$32,044	$152	$32,196
Losses and LAE incurred	24,627	15	24,642
Underwriting expenses	7,296	75	7,371

Underwriting gain	$121	$62	$183

Loss ratio	76.9%
Expense ratio	22.7%
Combined ratio	99.6%
THREE MONTHS ENDED MARCH 31, 2004
Premiums written	$92,482	$258	$92,740

Premiums earned	$31,596	$352	$31,948
Losses and LAE incurred	27,378	3,231	30,609
Underwriting expenses	6,288	111	6,399

Underwriting loss	$(2,070)	$(2,990)	$(5,060)

Loss ratio	86.7%
Expense ratio	19.9%
Combined ratio	106.6%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $91.4 million and premiums earned were $32.0 million in the first quarter 2005; compared to $92.5 million and $31.6 million in the first quarter 2004. Premiums earned increased primarily due to the effect on most policies of a 6.5% rate increase implemented on January 1, 2005, somewhat offset by a decline in policies in-force of 2.5%.

The loss ratio (losses and LAE related to premiums earned) for the first quarter 2005 was 76.9% compared to 86.7% in the first quarter 2004. The decrease in the loss ratio is due primarily to the 6.5% rate increase effective January 1, 2005, as well as lower loss estimates for 2005, principally due to a decline in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) increased to 22.7% in the first quarter 2005 from 19.9% in the first quarter 2004. The change is primarily attributable to a decline in premium in the non-core business. As a result of that decline, most underwriting expenses are attributable to the core business. In addition, an increasing proportion of new business acquired has been through agents and brokers which increases commission expenses.

Non-Core Business

The premiums written and earned for the first quarters of 2005 and 2004 result primarily from extended reporting endorsements issued under expired policies. After March 6, 2003, no new or renewal business was written in the non-core programs, as the Company exited these markets.

The underwriting gain in the first quarter of 2005 was diminimus and reflects the fact that no significant changes in reserve levels were required during the quarter.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED MARCH 31,	2005	2004
Premiums written	$(558)	$(3,285)

Premiums earned	$390	$4,465
Underwriting expenses
Losses	1,269	2,332
Underwriting and other operating expenses	1,494	3,831

Underwriting loss	$(2,373)	$(1,698)

The earned premium in 2005 and 2004 is primarily from the one ongoing assumed reinsurance program for the 2003 underwriting year.

The underwriting loss in the first quarter 2005 is primarily related to increased reserve estimates reported to the Company for a few contracts. Increased reserves related to contracts covering bail and immigration bonds, Lloyd’s syndicates and World Trade Center losses were reported to the Company during the quarter ended March 31, 2005.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieves the Company of significant underwriting risk and written premium leverage and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%. The additional premium paid to Rosemont Re was $(0.5) million and $(0.8) million for the first quarters of 2005 and 2004, respectively.

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

Other Operations

Net investment income decreased 14% to $4.7 million for the first quarter 2005 from $5.4 million in 2004. Investment income reflects an 18% reduction in average final maturity investments offset by an increase in the average rate of return. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses. The average rate of return on invested assets was 3.9% and 3.7% for the first quarters 2005 and 2004, respectively.

Realized investment gains of $16,000 were recorded for the first quarter 2005 versus realized invested gains of $2.3 million in the first quarter 2004.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2005, the Company had negative cash flow from operations of $19.0 million compared to a negative cash flow of $21.5 million in 2004. The negative cash flow in 2005 and 2004 is primarily related to claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $79.1 million or 14.4% of invested assets, at March 31, 2005. The Company believes that all of its short-term and fixed maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $16.4 million at March 31, 2005. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2008, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2005 without prior regulatory approval is approximately $13.7 million. As of March 31, 2005, no dividends had been paid to SCPIE Holdings.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of March 31, 2005, SCPIE Holdings held cash and short-term securities of $3.5 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position has been weakened by the losses in the non-core business. On November 14, 2003, A.M. Best (the leading rating organization for the insurance industry), after a review of the third quarter 2003 results, reduced the rating of the Insurance Subsidiaries to B (Fair), with a negative outlook. A.M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The NAIC has developed a methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2004, the RBC level of each insurance company subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2004, SCPIE Indemnity exceeded this threshold by $38.0 million.

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

As of March 31, 2005, the Company’s statutory surplus was approximately $138.5 million. The principal differences between statutory surplus and stockholders’ equity are deferred policyholder acquisition costs and the deferred federal income tax asset. The Company believes its statutory surplus will increase over time and provide a basis for improved ratings from A.M. Best. This process could be accelerated if additional capital were obtained by the Company. Although the Company believes an increase in the A.M. Best rating would be beneficial to the Company’s ongoing operations, especially in the area of new business opportunities, there is no assurance that such rating would be increased in the event the Company raised additional capital or whether the Company could raise such capital in appropriate amounts and on reasonable terms.

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

The Company invests its assets primarily in fixed maturity securities, which at March 31, 2005 comprised 80.7% of total investments at market value. Corporate bonds represent 48.2% and U.S. government bonds represent 32.7% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 3.0% of total investments at market value. Mortgage loans represent 1.9% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at March 31, 2005 was 4.3 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At March 31, 2005, the carrying value of the investment portfolio included $3.0 million in net unrealized losses. At December 31, 2004, the investment portfolio included $4.6 million in net unrealized gains.

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

On May 1, 2005, Timothy C. Rivers, Senior Vice President, Assumed Reinsurance resigned as an officer and employee of the Company on the expiration of his employment agreement with the Company. Mr. Rivers will remain available to consult with the Company from time to time during the next year.

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

SCPIE HOLDINGS INC.

Date: May 9, 2005	By:	/s/ Donald J. Zuk
Donald J. Zuk
President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Robert B. Tschudy
Robert B. Tschudy
Senior Vice President and Chief Financial Officer