Form 10-Q/A
period 2005-03-31
SCPIE HOLDINGS INC
filed 2005-05-10
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 5, 2005
Preferred stock, par value $1.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	9,904,604 shares

PART IV

Item 6.	Exhibits	2

PART IV

ITEM 6.	EXHIBITS

NUMBER	DOCUMENT

31.1	Amended Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Amended Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

2

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

3