Form 10-Q
period 2005-06-30
SCPIE HOLDINGS INC
filed 2005-08-08
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 4, 2005
Preferred stock, par value $1.00 per share Common stock, par value $0.0001 per share	No shares outstanding 9,969,392 shares

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2005 - $428,145; 2004 - $454,278)	$427,262	$454,817
Equity investments, at fair value (cost 2005 - $12,028; 2004 - $12,100)	16,340	16,173

Total securities available-for-sale	443,602	470,990
Mortgages	10,400	10,400
Cash and cash equivalents	83,195	94,390

Total investments and cash and cash equivalents	537,197	575,780

Accrued investment income	5,688	5,849
Premiums receivable	44,503	12,603
Assumed reinsurance receivable	75,857	119,937
Reinsurance recoverable	138,162	197,520
Deferred policy acquisition costs	9,400	9,063
Deferred federal income taxes	47,102	48,454
Property and equipment, net	2,641	2,954
Other assets	7,179	7,475

Total assets	$867,729	$979,635

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$552,014	$638,747
Unearned premiums	73,459	43,811

Total reserves	625,473	682,558
Amounts held for reinsurance	27,331	77,519
Other liabilities	17,739	25,036

Total liabilities	670,543	785,113
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2005 – 9,469,392 shares outstanding 2004 – 9,404,604 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	259,553	256,177
Treasury stock, at cost 2005 – 2,822,699 shares and 2004 – 2,887,487 shares	(97,517)	(97,654)
Subscription notes receivable	(2,928)	(3,018)
Accumulated other comprehensive income	950	1,889

Total stockholders’ equity	197,186	194,522

Total liabilities and stockholders’ equity	$867,729	$979,635

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenues:
Net premiums earned	$65,037	$67,641	$32,451	$31,228
Net investment income	8,799	10,550	4,132	5,118
Realized investment gains (loss)	6	1,715	(10)	(631)
Other revenue	174	365	60	85

Total revenues	74,016	80,271	36,633	35,800

Expenses:
Losses and loss adjustment expenses	53,058	65,769	27,147	32,828
Underwriting and other operating expenses	15,719	16,806	6,854	6,576

Total expenses	68,777	82,575	34,001	39,404
Income (loss) before income taxes	5,239	(2,304)	2,632	(3,604)
Income tax expense (benefit)	1,863	(815)	927	(1,288)

Net income (loss)	$3,376	$(1,489)	$1,705	$(2,316)

Basic earnings (loss) per share	$0.36	$(0.16)	$0.18	$(0.25)
Diluted earnings (loss) per share	$0.35	$(0.16)	$0.18	$(0.25)
Cash dividend declared and paid per share of common stock	$—	$—	$—	$—

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2005	$1	$37,127	$256,177	$(97,654)	$(3,018)	$1,889	$194,522

Net income	—	—	3,376	—	—	—	3,376
Unrealized losses on securities, net of applicable income tax benefit of $417	—	—	—	—	—	(774)	(774)
Change in minimum pension liability, net of applicable income tax benefit of $73	—	—	—	—	—	(137)	(137)
Unrealized foreign currency gain	—	—	—	—	—	(28)	(28)

Comprehensive income							2,437
Stock subscription notes repaid					90		90
Treasury stock reissued	—	—	—	137	—	—	137

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JUNE 30, 2005	$1	$37,127	$259,553	$(97,517)	$(2,928)	$950	$197,186

BALANCE AT JANUARY 1, 2004	$1	$37,281	$264,063	$(98,006)	$(3,312)	$4,161	$204,188

Net loss	—	—	(1,489)	—	—	—	(1,489)
Unrealized losses on securities, net of applicable income taxes of $4,647	—	—	—	—	—	(8,625)	(8,625)
Change in minimum pension liability, net of applicable income taxes of ($105)	—	—	—	—	—	(195)	(195)
Unrealized foreign currency gain	—	—	—	—	—	120	120

Comprehensive income						—	(10,189)
Treasury stock reissued	—	(531)	—	772	(192)	—	49
Stock subscription notes repaid	—	—	—	—	10	—	10

BALANCE AT JUNE 30, 2004	$1	$36,750	$262,574	$(97,234)	$(3,494)	$(4,539)	$194,058

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$3,376	$(1,489)
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for amortization and depreciation	2,543	3,788
Provision for deferred federal income taxes	1,863	(815)
Realized investment gains	(6)	(1,715)
Changes in operating assets and liabilities:
Deferred acquisition costs	(337)	(1,533)
Accrued investment income	161	992
Unearned premiums	29,648	24,575
Loss and loss adjustment expense reserves	(86,733)	(17,860)
Reinsurance recoverable	59,358	(29,348)
Amounts held for reinsurance	(50,188)	12,599
Other liabilities	(7,297)	(8,763)
Premium receivable	12,180	(25,445)
Other assets	555	1,275

Net cash used in operating activities	(34,877)	(43,739)

INVESTING ACTIVITIES
Purchases—fixed maturities	(45,295)	(171,844)
Sales—fixed maturities	59,851	217,225
Maturities—fixed maturities	8,899	7,391
Short-term purchases and sales – net	—	(195)
Sales—equities	—	3,764

Net cash provided by investing activities	23,455	56,341

FINANCING ACTIVITIES
Reissuance of treasury shares	137	241
Repayment of stock subscriptions	90	(182)

Net cash provided by financing activities	227	59

Increase (decrease) in cash and cash equivalents	(11,195)	12,661
Cash and cash equivalents at beginning of period	94,390	62,095

Cash and cash equivalents at end of period	$83,195	$74,756

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2005

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2004.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2.	NEW ACCOUNTING STANDARD

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. 123R is effective for the first interim reporting period that begins after June 15, 2005. The Company will implement this standard in the third quarter of 2005. The Company cannot estimate the impact of implementing this standard on future net income, but the standard would have decreased recent net income by approximately $0.03 - $0.09 per diluted share.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)	$3,376	$(1,489)	$1,705	$(2,316)
Numerator for:
Basic earnings (loss) per share of common stock	3,376	(1,489)	1,705	(2,316)
Diluted earnings (loss) per share of common stock	3,376	(1,489)	1,705	(2,316)
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,417	9,395	9,429	9,411
Effect of dilutive securities:
Stock options	163	—	163	—

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,580	9,395	9,592	9,411
Basic earnings (loss) per share of common stock	$0.36	$(0.16)	$0.18	$(0.25)
Diluted earnings (loss) per share of common stock	$0.35	$(0.16)	$0.18	$(0.25)

4.	INVESTMENTS

The Company’s investments in available-for-sale securities at June 30, 2005 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$131,530	$1,786	$878	$132,438
Mortgage-backed and asset-backed	83,810	245	1,678	82,377
Corporate	212,805	1,474	1,832	212,447

Total fixed-maturity securities	428,145	3,505	4,388	427,262
Common stocks	12,028	4,312	—	16,340

Total	$440,173	$7,817	$4,388	$443,602

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2005.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$533	$56,267	$346	$14,035	$878	$70,302
Mortgage-backed and asset-backed	152	9,151	1,526	64,086	1,678	73,237
Corporate	329	63,677	1,504	63,322	1,832	126,999

Total fixed-maturity securities	1,014	129,095	3,376	141,443	4,388	270,538
Total common stock	—	—	—	—	—	—

Total	$1,014	$129,095	$3,376	$141,443	$4,388	$270,538

The Company held 174 investment positions with unrealized losses as of June 30, 2005. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 64 securities that were in an unrealized loss position for 12 months or more.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss. As of June 30, 2005, the Company held $83,195 in cash and cash equivalents.

5.	FEDERAL INCOME TAXES

A reconciliation of income tax expense (benefit) computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(IN THOUSANDS)		(IN THOUSANDS)
Federal income tax expense (benefit) at 35%	$1,834	$(806)	$922	$(1,261)
Increase in taxes resulting from:
Foreign and miscellaneous	29	(9)	5	(27)

Total income tax expense (benefit)	$1,863	$(815)	$927	$(1,288)

6.	COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(IN THOUSANDS)
Net income (loss)	$3,376	$(1,489)	$1,705	$(2,316)
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(1,191)	(13,272)	6,446	(20,090)
Unrealized foreign currency gains (losses)	(28)	120	17	47
Change in minimum pension liability	(210)	(300)	(105)	(150)

Other comprehensive income (loss) before tax	1,947	(14,941)	8,063	(22,509)
Income tax expense (benefit) related to securities	(417)	(4,647)	2,255	(7,032)
Income tax benefit related to pension liability	(73)	(105)	(36)	(53)

Comprehensive income (loss)	$2,437	$(10,189)	$5,844	$(15,424)

7.	BUSINESS SEGMENTS

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

SIX MONTHS ENDED JUNE 30, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$95,534	$(849)		$94,685

Premiums earned	$64,627	$410		$65,037
Net investment income	—	—	$8,799	8,799
Realized investment gains	—	—	6	6
Other revenue	—	—	174	174

Total revenues	64,627	410	8,979	74,016

Losses and loss adjustment expenses	48,754	4,304	—	53,058
Other operating expenses	14,107	1,612	—	15,719

Total expenses	62,861	5,916	—	68,777

Segment income (loss) before income taxes	$1,766	$(5,506)	$8,979	$5,239

Segment assets	$54,319	$213,603	$599,807	$867,729

SIX MONTHS ENDED JUNE 30, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL

Premiums written	$95,493	$(3,278)		$92,215

Premiums earned	$61,934	$5,707		$67,641
Net investment income	—	—	$10,550	10,550
Realized investment gains	—	—	1,715	1,715
Other revenue	—	—	365	365

Total revenues	61,934	5,707	12,630	80,271

Losses and loss adjustment expenses	55,833	9,936	—	65,769
Other operating expenses	12,671	4,135	—	16,806

Total expenses	68,504	14,071	—	82,575

Segment income (loss) before income taxes	$(6,570)	$(8,364)	$12,630	$(2,304)

Segment assets	$62,852	$274,831	$653,988	$991,671

THREE MONTHS ENDED JUNE 30, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$4,040	$(291)		$3,749

Premiums earned	$32,431	$20		$32,451
Net investment income	—	—	$4,132	4,132
Realized investment gains	—	—	(10)	(10)
Other revenue	—	—	60	60

Total revenues	32,431	20	4,182	36,633
Losses and loss adjustment expenses	24,112	3,035	—	27,147
Other operating expenses	6,736	118	—	6,854

Total expenses	30,848	3,153	—	34,001

Segment income (loss) before income taxes	$1,583	$(3,133)	$4,182	$2,632

Segment assets	$54,319	$213,603	$599,807	$867,729

THREE MONTHS ENDED JUNE 30, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$2,753	$7		$2,760

Premiums earned	$29,986	$1,242		$31,228
Net investment income	—	—	$5,118	5,118
Realized investment gains	—	—	(631)	(631)
Other revenue	—	—	85	85

Total revenues	29,986	1,242	4,572	35,800
Losses and loss adjustment expenses	25,224	7,604	—	32,828
Other operating expenses	6,272	304	—	6,576

Total expenses	31,496	7,908	—	39,404

Segment income (loss) before income taxes	$(1,510)	$(6,666)	$4,572	$(3,604)

Segment assets	$62,852	$274,831	$653,988	$991,671

Premiums written represents the premiums charged on policies issued during a fiscal period. Premiums earned represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

8.	COMMITMENTS AND CONTINGENCIES

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that the HIG insurance company subsidiaries have paid losses and loss adjustment expense (LAE) under the subject policies of more than $67 million and that at June 30, 2005 had established case loss reserves of $10 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses are $5 million, for a total loss and LAE reserve of $15 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of Highlands’ reinsurers.

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

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of June 30, 2005, letter of credit issuance under the facility was approximately $44.5 million. Securities of $49 million are pledged as collateral under the facility.

9.	STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provision as defined in Financial Accounting Standards Board Statement (FASB) No. 123, Accounting of Stock-Based Compensation:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported	$3,376	$(1,489)	$1,705	$(2,316)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(228)	(340)	(112)	(198)

Pro forma net income	$3,148	$(1,829)	$1,593	$(2,514)
Earnings per share:
Basic – as reported	$0.36	$(0.16)	$0.18	$(0.25)
Basic – pro forma	$0.33	$(0.20)	$0.17	$(0.27)
Diluted – as reported	$0.35	$(0.16)	$0.18	$(0.25)
Diluted – pro forma	$0.33	$(0.20)	$0.17	$(0.27)

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 2.79% to 3.46%; dividend yields ranging from 0.66% to 1.14%; volatility factors of the expected market price of the Company’s common stock of .2287 and a weighted average expected life of the options ranging from three to ten years.

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

The actions taken by the Company have reduced significantly capital requirements related to premium writing to surplus ratios in both the A.M. Best and NAIC capital adequacy models. The capital requirements required by the reserve to surplus ratio continue to decline as the Company settles the claims in its non-core businesses.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $447.8 million as of June 30, 2005, after considering both prospective and retrospective reinsurance. The net reserves attributable to the operating segments of the Company are as follows:

Summary of Net Loss and LAE Reserves

By Segment

	JUNE 30, 2005	DECEMBER 31, 2004
	(IN MILLIONS)
Direct Healthcare Liability Insurance
Core	$257.8	$257.2
Non-Core	75.2	97.4
Assumed Reinsurance Segment	114.8	87.8

Total net loss and LAE reserves	447.8	442.4
Ceded loss reserves	91.8	183.6
Retrospective reserves	12.4	12.7

Loss and LAE reserves	$552.0	$638.7

The increase in the assumed reinsurance segment net reserves at June 30, 2005 was attributable to the closing of the 2002 underwriting year of one Lloyds’ syndicate into the 2003 underwriting year of that same syndicate. The Company is the principal participant in the 2003 underwriting year for this syndicate. As part of the closing, the Company assumed additional reserve liabilities and received assets in the same amount. This had the effect of increasing loss and LAE reserves, but had no effect on net income, retained earnings or statutory surplus of the Company. This type of transaction, called reinsurance to close, is a normal event in the Lloyd’s market. The net reserves-to-statutory surplus ratio of the Company improved to 3.09 to 1 at June 30, 2005 from 3.3 to 1 at December 31, 2004. The standard generally followed in the industry is 3.0 to 1. See “Risk Factors—Necessary Capital and Surplus” in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2004.

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

Income taxes

At June 30, 2005, the Company had $47.1 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $19.5 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

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

Statutory Accounting Matter

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. On June 21, 2005, the California Department of Insurance (CDI) issued a report of examination of SCPIE Indemnity, a wholly-owned insurance company subsidiary of SCPIE Holdings, as of December 31, 2003. In the report, the CDI recommended that certain investments of SCPIE Indemnity be treated as non-admitted assets for purposes of the statutory accounting statements filed with the CDI as of the date of the examination and subsequently. The investments at issue were pledged as security for the letter of credit used to support the Lloyd’s capital requirement of SCPIE Underwriting Limited (SUL), another wholly-owned subsidiary of SCPIE Holdings. SUL’s Lloyd’s business is 100% reinsured by SCPIE Indemnity. At the request of the CDI, the pledged assets have since been transferred to SUL in exchange for SUL’s issuance of a promissory note to SCPIE Indemnity in the principal amount of the value of the pledged assets, and SCPIE Holdings has contributed 100% of the stock of SUL to SCPIE Indemnity. On May 11, 2005, the CDI issued a permitted practice letter to SCPIE Indemnity, which restored the admitted asset status of the pledged securities. The effect of treating the pledged assets as non-admitted as of December 31, 2003 and 2004 would have been to reduce statutory surplus of SCPIE Indemnity by $30.3 million as of those dates to $110.0 million and $106.2 million, respectively, and the effect of the contribution and permitted practice restored the statutory surplus of SCPIE Indemnity by approximately $32.0 million as of June 30, 2005. Statutory surplus at June 30, 2005 was $144.7 million.

The foregoing treatment of the pledged assets as non-admitted and the restoration of these assets to admitted status have no effect on the consolidated financial statements of the Company under GAAP, except that SCPIE Indemnity’s ability to pay dividends to SCPIE Holdings, during 2005, without special approval of the CDI, is reduced by approximately $3 million. No dividends have been paid in 2005, and the maximum amount that could be paid, as revised, is approximately $10.6 million. See Note 5 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. As of June 30, 2005, SCPIE Holdings held $3.4 million of cash and cash equivalents. SCPIE Indemnity has no present plans of paying dividends to SCPIE Holdings during 2005.

Forward Looking Statements

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and LAE, expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – Overview,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

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

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
SIX MONTHS ENDED JUNE 30, 2005
Premiums written	$95,376	$158	$95,534

Premiums earned	$64,457	$170	$64,627
Losses and LAE incurred	48,762	(8)	48,754
Underwriting expenses	14,030	77	14,107

Underwriting gain	$1,665	$101	$1,766

Loss ratio	75.6%
Expense ratio	21.8%
Combined ratio	97.4%

SIX MONTHS ENDED JUNE 30, 2004
Premiums written	$96,189	$(696)	$95,493

Premiums earned	$62,542	$(608)	$61,934
Losses and LAE incurred	52,063	3,770	55,833
Underwriting expenses	12,571	100	12,671

Underwriting loss	$(2,092)	$(4,478)	$(6,570)

Loss ratio	83.2%
Expense ratio	20.1%
Combined ratio	103.3%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $95.4 million and premiums earned were $64.5 million in the six months ended June 30, 2005; compared to $96.2 million and $62.5 million in the six months ended June 30, 2004. Premiums earned increased primarily due to the effect on most policies of a 6.5% rate increase implemented on January 1, 2005, somewhat offset by a decline in policies in-force of 2.3%.

The loss ratio (losses and LAE related to premiums earned) for the six months ended June 30, 2005 was 75.6% compared to 83.2% in the six months ended June 30, 2004. The decrease in the loss ratio is due primarily to the 6.5% rate increase effective January 1, 2005, as well as lower loss estimates for 2005, principally due to a decline in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) increased to 21.8% in the first six months ended June 30, 2005 from 20.1% in the first six months of 2004. The change is primarily attributable to an increase in nondeferrable general expenses. In addition, an increasing proportion of new business acquired has been through agents and brokers which increases commission expenses.

Non-Core Business

The premiums written and earned for the six months ended June 30, 2005 result primarily from extended reporting endorsements issued under expired policies. After March 6, 2003, no new or renewal business was written in the non-core programs, as the Company exited these markets.

The underwriting gain in the first six months ended June 30, 2005 was diminimus and reflects the fact that no significant changes in reserve levels were required during this period.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE SIX MONTHS ENDED JUNE 30,	2005	2004
Premiums written	$(849)	$(3,278)

Premiums earned	$410	$5,707
Underwriting expenses
Losses	4,304	9,936
Underwriting and other operating expenses	1,612	4,135

Underwriting loss	$(5,506)	$(8,364)

The earned premium in 2005 and 2004 is primarily from the one ongoing assumed reinsurance program for the 2003 underwriting year.

The underwriting loss in the six months ended June 30, 2005 is primarily related to increased reserve estimates reported to the Company for a few contracts. Increased reserves related to contracts covering bail and immigration bonds, Lloyd’s syndicates and World Trade Center losses were reported to the Company during the quarter ended June 30, 2005.

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

Other Operations

Net investment income decreased 16.6% to $8.8 million for the six months ended June 30, 2005 from $10.6 million in for the six months ended June 30, 2004. Investment income reflects an 8% reduction in average fixed maturity investments and a decrease in the average rate of return on invested assets from 3.4% to 3.2% for the six months ended June 30, 2004 and June 30, 2005, respectively. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses.

Net realized investment gains of $6 thousand were recorded for the six months ended June 30, 2005 versus realized invested gains of $1.7 million in the six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
THREE MONTHS ENDED JUNE 30, 2005
Premiums written	$4,025	$15	$4,040

Premiums earned	$32,413	$18	$32,431
Losses and LAE incurred	24,135	(23)	24,112
Underwriting expenses	6,734	2	6,736

Underwriting gain	$1,544	$39	$1,583

Loss ratio	74.5%
Expense ratio	20.8%
Combined ratio	95.3%

THREE MONTHS ENDED JUNE 30, 2004
Premiums written	$3,707	$(954)	$2,753

Premiums earned	$30,946	$(960)	$29,986
Losses and LAE incurred	24,685	539	25,224
Underwriting expenses	6,284	(12)	6,272

Underwriting loss	$(23)	$(1,487)	$(1,510)

Loss ratio	79.8%
Expense ratio	20.3%
Combined ratio	100.1%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $4.0 million and premiums earned were $32.4 million in the three months ended June 30, 2005; compared to $3.7 million and $30.9 million in the three months ended June 30, 2004. Premiums earned increased primarily due to the effect on most policies of a 6.5% rate increase implemented on January 1, 2005, somewhat offset by a decline in policies in-force of 2.3%.

The loss ratio (losses and LAE related to premiums earned) for the second quarter 2005 was 74.5% compared to 79.8% in the second quarter 2004. The decrease in the loss ratio is due primarily to the 6.5% rate increase effective January 1, 2005, as well as lower loss estimates for 2005, principally due to a decline in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) increased to 20.8% in the second quarter 2005 from 20.3% in the second quarter 2004. The change is primarily attributable to an increase in non-deferrable general expenses. In addition, an increasing proportion of new business acquired has been through agents and brokers which increases commission expenses.

Non-Core Business

The premiums written and earned for the second quarter of 2005 result primarily from extended reporting endorsements issued under expired policies. After March 6, 2003, no new or renewal business was written in the non-core programs, as the Company exited these markets.

The underwriting gain in the second quarter of 2005 was diminimus and reflects the fact that no significant changes in reserve levels were required during the quarter.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED JUNE 30,	2005	2004
Premiums written	$(291)	$7

Premiums earned	$20	$1,242
Underwriting expenses
Losses	3,035	7,604
Underwriting and other operating expenses	118	304

Underwriting loss	$(3,133)	$(6,666)

The earned premium in 2005 and 2004 is primarily from the one ongoing assumed reinsurance program for the 2003 underwriting year.

The underwriting loss in the second quarter 2005 is primarily related to increased reserve estimates reported to the Company for a few contracts. Increased reserves related to contracts covering bail and immigration bonds, Lloyd’s syndicates and World Trade Center losses were reported to the Company during the quarter ended June 30, 2005.

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

Other Operations

Net investment income decreased 19.3% to $4.1 million for the three months ended June 30, 2005 from $5.1 million for the three months ended June 30, 2004. Investment income reflects a 10% reduction in average fixed maturity investments and a decrease in the average rate of return on invested assets from 3.4% to 3.0% for the three months ended June 30, 2004 and 2005, respectively. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses.

Net realized investment losses of $10 thousand were recorded for the second quarter 2005 versus net realized invested losses of $0.6 million in the second quarter 2004.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 2005, the Company had negative cash flow from operations of $34.9 million compared to a negative cash flow of $43.7 million in 2004. The negative cash flow in 2005 and 2004 is related to claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $83.2 million or 15.5% of invested assets, at June 30, 2005. The Company believes that all of its short-term and fixed maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $16.3 million at June 30, 2005. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2008, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2005 without prior regulatory approval is approximately $10.6 million. As of June 30, 2005, no dividends had been paid to SCPIE Holdings.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends in the future will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of June 30, 2005, SCPIE Holdings held cash and short-term securities of $3.4 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position has been weakened by the losses in the non-core business. On November 14, 2003, A.M. Best (the leading rating organization for the insurance industry), after a review of the third quarter 2003 results, reduced the rating of the Insurance Subsidiaries to B (Fair), with a negative outlook. In July 2005, A.M. Best reaffirmed the Insurance Subsidiaries’ rating with no changes. A.M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The NAIC has developed a methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2004, the RBC level of each insurance company subsidiary exceeded the threshold requiring the least regulatory attention.

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

As of June 30, 2005, the Company’s statutory surplus was approximately $144.7 million. The principal differences between statutory surplus and stockholders’ equity are deferred policyholder acquisition costs and the deferred federal income tax asset. The Company believes its statutory surplus will increase over time and provide a basis for improved ratings from A.M. Best. This process could be accelerated if additional capital were obtained by the Company. Although the Company believes an increase in the A.M. Best rating would be beneficial to the Company’s ongoing operations, especially in the area of new business opportunities, there is no assurance that such rating would be increased in the event the Company raised additional capital or whether the Company could raise such capital in appropriate amounts and on reasonable terms.

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

The Company invests its assets primarily in fixed maturity securities, which at June 30, 2005 comprised 79.5% of total investments at market value. Corporate bonds represent 49.7% and U.S. government bonds represent 31.0% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 3.0% of total investments at market value. Mortgage loans represent 1.9% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at June 30, 2005 was 4.1 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At June 30, 2005, the carrying value of the investment portfolio included $3.4 million in net unrealized gains. At December 31, 2004, the investment portfolio included $4.6 million in net unrealized gains.

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

The Company is named as a defendant in various legal actions and arbitration proceedings primarily arising from claims made under insurance policies and contracts. These actions are considered by the Company in estimating the loss and loss adjustment expense reserves. The Company’s management believes that the resolution of these actions will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Stockholders held on May 24, 2005, the following individuals were reelected to the Board of Directors for a term ending in 2008; Charles B. McElwee, MD, 4,705,833 votes for, 1,905,536 withheld authority; William A. Renert, MD, 4,703,282 votes for, 1,908,087 withheld authority; Henry L. Stoutz, MD, 4,702,797 votes for, 1,908,572 withheld authority; Ronald H. Wender, MD, 4,620,084 votes for, 1,991,285 withheld authority; Donald J. Zuk, 4,685,897 votes for, 1,925,472 withheld authority. The other directors, whose terms of office continued after the meeting were Mitchell S. Karlan, MD, Willis T. King, Jr., Louis H. Masotti, PhD, Jack E. McCleary, MD, Wendell L. Moseley, MD, Donald P. Newell, and Reinhold A. Ullrich, MD.

ITEM 5.	OTHER INFORMATION

On August 2, 2005, the Audit Committee of the Company appointed Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the current fiscal year ending December 31, 2005.

On July 2, 2005, Patrick S. Grant, Senior Vice President, Marketing retired as an officer and employee of the Company. Mr. Grant will remain available to consult with the Company.

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

SCPIE HOLDINGS INC.

Date: August 5, 2005	By:	/s/ Donald J. Zuk
Donald J. Zuk President and Chief Executive Officer

Date: August 5, 2005	By:	/s/ Robert B. Tschudy
Robert B. Tschudy Senior Vice President and Chief Financial Officer