Form 10-Q
period 2005-09-30
SCPIE HOLDINGS INC
filed 2005-11-09
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    N   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 3, 2005
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	10,012,391 shares

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2005 - $413,839; 2004 - $454,278)	$407,485	$454,817
Equity investments, at fair value (cost 2005 - $11,965; 2004 - $12,100)	16,705	16,173

Total securities available-for-sale	424,190	470,990
Mortgages	10,400	10,400
Cash and cash equivalents	95,292	94,390

Total investments and cash and cash equivalents	529,882	575,780

Accrued investment income	5,204	5,849
Premiums receivable	23,058	12,603
Assumed reinsurance receivable	65,885	119,937
Reinsurance recoverable	92,268	197,520
Deferred policy acquisition costs	8,653	9,063
Deferred federal income taxes	50,964	48,454
Property and equipment, net	2,495	2,954
Other assets	6,851	7,475

Total assets	$785,260	$979,635

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$523,310	$638,747
Unearned premiums	48,346	43,811

Total reserves	571,656	682,558
Amounts held for reinsurance	6,496	77,519
Other liabilities	15,918	25,036

Total liabilities	594,070	785,113

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2005 –9,512,391 shares outstanding 2004 – 9,410,576 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	255,270	256,177
Treasury stock, at cost 2005 –2,779,700 shares and 2004 – 2,881,515 shares	(96,023)	(97,654)
Subscription notes receivable	(2,648)	(3,018)
Accumulated other comprehensive income (loss)	(2,537)	1,889

Total stockholders’ equity	191,190	194,522

Total liabilities and stockholders’ equity	$785,260	$979,635

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues:
Net premiums earned	$96,408	$103,700	$31,371	$36,059
Net investment income	13,355	15,027	4,556	4,477
Realized investment gains (losses)	(258)	1,604	(264)	(111)
Other revenue	1,522	600	1,348	235

Total revenues	111,027	120,931	37,011	40,660

Expenses:
Losses and loss adjustment expenses	86,016	100,545	32,958	34,776
Underwriting and other operating expenses	24,501	22,998	8,782	6,192

Total expenses	110,517	123,543	41,740	40,968

Income (loss) before income taxes	510	(2,612)	(4,729)	(308)
Income tax expense (benefit)	256	1,898	(1,607)	2,713

Net income (loss)	$254	$(4,510)	$(3,122)	$(3,021)

Basic earnings (loss) per share	$0.03	$(0.48)	$(0.33)	$(0.32)
Diluted earnings (loss) per share	$0.03	$(0.48)	$(0.33)	$(0.32)
Cash dividend declared and paid per share of common stock	$—	$—	$—	$—

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2005	$1	$37,127	$256,177	$(97,654)	$(3,018)	$1,889	$194,522
Net income	—	—	254	—	—	—	254
Unrealized losses on securities, net of applicable income tax benefit of $2,179	—	—	—	—	—	(4,048)	(4,048)
Change in minimum pension liability, net of applicable income tax benefit of $110	—	—	—	—	—	(205)	(205)
Unrealized foreign currency gain	—	—	—	—	—	(173)	(173)

Comprehensive income							(4,172)
Stock subscription notes repaid					370		370
Treasury stock reissued	—	—	(1,161)	1,631	—	—	470

BALANCE AT SEPTEMBER 30, 2005	$1	$37,127	$255,270	$(96,023)	$(2,648)	$(2,537)	$191,190

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2004	$1	$37,281	$264,063	$(98,006)	$(3,312)	$4,161	$204,188
Net loss	—	—	(4,510)	—	—	—	(4,510)
Unrealized losses on securities, net of applicable income tax benefit of $814	—	—	—	—	—	(1,508)	(1,508)
Change in minimum pension liability, net of applicable income tax benefit of $157	—	—	—	—	—	(293)	(293)
Unrealized foreign currency gain	—	—	—	—	—	87	87

Comprehensive income						—	(6,224)
Treasury stock reissued	—	(531)	—	650	—	—	119
Stock subscription notes repaid	—	—	—	—	10	—	10

BALANCE AT SEPTEMBER 30, 2004	$1	$36,750	$259,553	$(97,356)	$(3,302)	$2,447	$198,093

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$254	$(4,510)
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for amortization and depreciation	4,530	5,379
Provision for deferred federal income taxes	256	1,898
Realized investment (gains) losses	258	(1,604)
Changes in operating assets and liabilities:
Deferred acquisition costs	410	993
Accrued investment income	645	1,607
Unearned premiums	4,535	(1,443)
Loss and loss adjustment expense reserves	(115,437)	(29,769)
Reinsurance recoverable	105,252	(25,159)
Amounts held for reinsurance	(71,023)	5,437
Other liabilities	(9,118)	(10,631)
Premium receivable	43,597	(8,305)
Other assets	(207)	(3,314)

Net cash used in operating activities	(36,048)	(69,421)

INVESTING ACTIVITIES
Purchases—fixed maturities	(50,767)	(172,882)
Sales—fixed maturities	55,706	222,931
Maturities—fixed maturities	31,171	7,391
Short-term purchases and sales – net	—	311
Sales—equities	—	3,764

Net cash provided by investing activities	36,110	61,515

FINANCING ACTIVITIES
Reissuance of treasury shares	470	119
Repayment of stock subscriptions	370	10

Net cash provided by financing activities	840	129

Increase (decrease) in cash and cash equivalents	902	(7,777)
Cash and cash equivalents at beginning of period	94,390	62,095

Cash and cash equivalents at end of period	$95,292	$54,318

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2005

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2004.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2.	NEW ACCOUNTING STANDARD

On April 14, 2005, the Securities and Exchange Commission issued a Final Rule amending Regulation S-X to revise the date for compliance with SFAS No. 123R (revised 2004), “Share-Based Payment” so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The company expects to adopt the provisions of SFAS No. 123R in the first quarter of 2006. The Company does not believe that the adoption of 123R will have a material impact on its consolidated financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)	$254	$(4,510)	$(3,122)	$(3,021)
Numerator for:
Basic earnings (loss) per share of common stock	254	(4,510)	(3,122)	(3,021)
Diluted earnings (loss) per share of common stock	254	(4,510)	(3,122)	(3,021)
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,436	9,390	9,475	9,411
Effect of dilutive securities:
Stock options	177	—	—	—

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,613	9,390	9,475	9,411
Basic earnings (loss) per share of common stock	$0.03	$(0.48)	$(0.33)	$(0.32)
Diluted earnings (loss) per share of common stock	$0.03	$(0.48)	$(0.33)	$(0.32)

4.	INVESTMENTS

The Company’s investments in available-for-sale securities at September 30, 2005 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. Government and Agencies	$130,220	$610	$1,751	$129,079
Mortgage-backed and asset-backed	78,763	114	1,896	76,981
Corporate	204,856	435	3,866	201,425

Total fixed-maturity securities	413,839	1,159	7,513	407,485
Common stocks	11,965	4,740	—	16,705

Total	$425,804	$5,899	$7,513	$424,190

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2005.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$1,526	$80,445	$225	$16,940	$1,751	$97,385
Mortgage-backed and asset-backed	275	13,703	1,621	59,114	1,896	72,817
Corporate	1,464	112,131	2,402	67,098	3,866	179,229

Total fixed-maturity securities	3,265	206,279	4,248	143,152	7,513	349,431
Total common stock	—	—	—	—	—	—

Total	$3,265	$206,279	$4,248	$143,152	$7,513	$349,431

The Company held 220 investment positions with unrealized losses as of September 30, 2005. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 54 securities that were in an unrealized loss position for 12 months or more.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss. As of September 30, 2005, the Company held $95.3 million in cash and cash equivalents.

5.	FEDERAL INCOME TAXES

A reconciliation of income tax expense (benefit) computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(IN THOUSANDS)		(IN THOUSANDS)
Federal income tax expense (benefit) at 35%	$179	$(914)	$(1,655)	$(108)
Increase in taxes resulting from:
Foreign and miscellaneous	77	212	48	221
State Franchise Tax	—	2,600	—	2,600

Total income tax expense (benefit)	$256	$1,898	$(1,607)	$2,713

6.	COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(IN THOUSANDS)
Net income (loss)	$254	$(4,510)	$(3,122)	$(3,021)
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(6,227)	(2,322)	(5,036)	10,950
Unrealized foreign currency gains (losses)	(173)	87	(145)	(33)
Change in minimum pension liability	(315)	(450)	(105)	(150)

Other comprehensive income (loss) before tax	(6,461)	(7,195)	(8,408)	7,746
Income tax expense (benefit) related to securities	2,179	814	1,762	(3,833)
Income tax benefit related to pension liability	110	157	37	52

Comprehensive income (loss)	$(4,172)	$(6,224)	$(6,609)	$3,965

7.	BUSINESS SEGMENTS

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

NINE MONTHS ENDED SEPTEMBER 30, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$102,343	$(1,524)		$100,819

Premiums earned	$96,547	$(139)		$96,408
Net investment income	—	—	$13,355	13,355
Realized investment gains	—	—	(258)	(258)
Other revenue	—	—	1,522	1,522

Total revenues	96,547	(139)	14,619	111,027
Losses and loss adjustment expenses	67,617	18,399	—	86,016
Other operating expenses	20,211	4,290	—	24,501

Total expenses	87,828	22,689	—	110,517

Segment income (loss) before income taxes	$8,719	$(22,828)	$14,619	$510

Segment assets	$36,146	$153,718	$595,396	$785,260

NINE MONTHS ENDED SEPTEMBER 30, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$102,296	$(39)		$102,257

Premiums earned	$92,161	$11,539		$103,700
Net investment income	—	—	$15,027	15,027
Realized investment gains	—	—	1,604	1,604
Other revenue	—	—	600	600

Total revenues	92,161	11,539	17,231	120,931
Losses and loss adjustment expenses	83,580	16,965	—	100,545
Other operating expenses	19,515	3,483	—	22,998

Total expenses	103,095	20,448	—	123,543

Segment income (loss) before income taxes	$(10,934)	$(8,909)	$17,231	$(2,612)

Segment assets	$141,867	$171,961	$634,921	$948,749

THREE MONTHS ENDED SEPTEMBER 30, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$6,809	$(675)		$6,134

Premiums earned	$31,920	$(549)		$31,371
Net investment income	—	—	$4,556	4,556
Realized investment gains	—	—	(264)	(264)
Other revenue	—	—	1,348	1,348

Total revenues	31,920	(549)	5,640	37,011
Losses and loss adjustment expenses	18,863	14,095	—	32,958
Other operating expenses	6,104	2,678	—	8,782

Total expenses	24,967	16,773	—	41,740

Segment income (loss) before income taxes	$6,953	$(17,322)	$5,640	$(4,729)

Segment assets	$36,146	$153,718	$595,396	$785,260

THREE MONTHS ENDED SEPTEMBER 30, 2004	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$6,803	$3,239		$10,042

Premiums earned	$30,227	$5,832		$36,059
Net investment income	—	—	$4,477	4,477
Realized investment gains	—	—	(111)	(111)
Other revenue	—	—	235	235

Total revenues	30,227	5,832	4,601	40,660
Losses and loss adjustment expenses	27,747	7,029	—	34,776
Other operating expenses	6,844	(652)	—	6,192

Total expenses	34,591	6,377	—	40,968

Segment income (loss) before income taxes	$(4,364)	$(545)	$4,601	$(308)

Segment assets	$141,867	$171,961	$634,921	$948,749

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that the HIG insurance company subsidiaries have paid losses and loss adjustment expense (LAE) under the subject policies of more than $71 million and that at September 30, 2005 had established case loss reserves of $7.9 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses are $4.4 million, for a total loss and LAE reserve of $12.3 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of Highlands’ reinsurers. The Company has not recorded a reserve for this contingency.

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

Bail and Immigration Bond Matters

AHI is a party to reinsurance agreements with Highlands Insurance Company, now in Receivership (Highlands), Sirius America Insurance Company (Sirius) and Aegis Security Insurance Company (Aegis), each of which acted as a primary insurer for various periods under bail and immigration bond programs administered and guaranteed by Capital Bonding Corporation (CBC), as managing general agent. As part of these programs, the primary insurers (through CBC) issued bail bonds in a number of states and also issued federal immigration bonds. AHI participated as a reinsurer of these programs during 2001 and 2002. The Company’s reinsurance participation was 20% of the bond losses during 2001 and 25% during 2002. The Company’s share of the losses under these treaties was substantially reinsured with Rosemont Re during 2002 and to a lesser extent during 2001.

During 2004, CBC failed and a significant number of bond losses emerged. AHI believes that the primary insurers under the CBC program all had various failures in performing their duties under the contracts. As a result, all of the reinsurers under the CBC program have to varying degrees contested the losses presented for payment by the primary insurers. AHI is or expects to be a party to arbitration or other legal proceedings with each of the primary insurers. See “LEGAL PROCEEDINGS – Bail and Immigration Bond Proceedings.”

The Company intends to vigorously contest the claims in each of the foregoing proceedings and expected proceedings and believes that it has valid defenses to such claims. The Company estimates that the potential loss on CBC bonds proceedings could range from arbitration decisions entirely in favor of the Company to a loss of $10.6 million, net of its reinsurance with Rosemont Re. Of such total net amount of potential loss, the Company has paid a net amount to the primary insurers of $2.1 million, which it is seeking to recover, and has recorded net losses payable and reserves at September 30, 2005 of $5.1 million.

Rosemont Re has recently announced that it incurred significant insurance losses by reason of Hurricanes Katrina, Rita, and Wilma, that it would cease writing new and renewal business and that it is now in “run off” and in the process of liquidating its assets and liabilities. Under the Company’s reinsurance arrangement with Rosemont Re, Rosemont Re assets approximately equal to its estimated liabilities (including those related to the CBC bonds) under the reinsurance agreement are currently held in trust to satisfy the liabilities. If the estimated losses were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts.

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s of London (Lloyd’s) and guarantee loss reserves under certain other reinsurance contracts. As of September 30, 2005, letter of credit issuance under the facility was approximately $45 million. Securities of $49 million are pledged as collateral under the facility.

9.	STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provision as defined in Financial Accounting Standards Board Statement (FASB) No. 123, Accounting of Stock-Based Compensation:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported	$254	$(4,510)	$(3,122)	$(3,021)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(342)	(510)	(114)	(170)

Pro forma net income	$(88)	$(5,020)	$(3,236)	$(3,191)
Earnings per share:
Basic – as reported	$0.03	$(0.48)	$(0.33)	$(0.32)
Basic – pro forma	$(0.01)	$(0.53)	$(0.34)	$(0.34)
Diluted – as reported	$0.03	$(0.48)	$(0.33)	$(0.32)
Diluted – pro forma	$(0.01)	$(0.53)	$(0.34)	$(0.34)

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: risk-free interest rates ranging from 2.79% to 3.46%; dividend yields ranging from 0.66% to 1.14%; volatility factors of the expected market price of the Company’s common stock of .2881 and a weighted average expected life of the options ranging from three to ten years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SCPIE Holdings is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is primarily a provider of medical malpractice insurance and related liability insurance products to physicians, healthcare facilities and others engaged in the healthcare industry in California and Delaware, its core healthcare liability markets. Previously, the Company had also been actively engaged in the medical malpractice insurance business and related products in other states and the assumed reinsurance business. During 2002 and 2003, the Company largely completed its withdrawal from the assumed reinsurance market and medical malpractice insurance outside of California and Delaware. The Company is rated B (Fair) by A.M. Best Company (A.M. Best), the leading rating organization for the insurance industry.

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001 World Trade Center terrorist attack, the Company incurred significant losses. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both A.M. Best and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to effect an orderly withdrawal from healthcare liability insurance markets outside of California and Delaware and from the assumed reinsurance market in its entirety. All of the healthcare liability insurance policies in these other markets expired during the first quarter of 2004. In December 2002, the Company entered into a 100% quota share reinsurance agreement to retrocede to another insurer, Rosemont Re, the majority of reinsurance business written in 2002 and 2001. During 2003, the Company participated in only one ongoing reinsurance syndicate. The Company continues to settle and pay claims incurred in the non-core healthcare and assumed reinsurance operations. Rosemont Re incurred heavy insurance losses as result of recent hurricanes and is now engaged in run-off of its assets and liabilities, including those under the its reinsurance agreement with the Company. See “Results of Operations.”

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

Loss and Loss Adjustment Expense Reserves

Unpaid losses and loss adjustment expenses (LAE) are comprised of case reserves for known claims, incurred but not reported reserves for unknown claims and any potential development for known claims, and reserves for the cost of administration and settlement of both known and unknown claims. Such liabilities are established based on known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are considered in the reserving process. Establishing appropriate reserves is an inherently uncertain process; the ultimate liability may be in excess of or less than the amount provided. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made. The Company utilizes both its internal actuarial staff and independent consulting actuaries in establishing its reserves. The Company does not discount its loss and loss adjustment expense reserves.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $434.5 million as of September 30, 2005, after considering both prospective and retrospective reinsurance. The net reserves attributable to the operating segments of the Company are as follows:

Summary of Net Loss and LAE Reserves

By Segment

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(IN MILLIONS)
Direct Healthcare Liability Insurance
Core	$256.5	$257.2
Non-Core	66.3	97.4
Assumed Reinsurance Segment	111.8	87.8

Total net loss and LAE reserves	434.6	442.4
Ceded loss reserves	81.5	183.6
Retrospective reserves	7.2	12.7

Loss and LAE reserves	$523.3	$638.7

The increase in the assumed reinsurance segment net reserves at September 30, 2005 was primarily attributable to the closing of the 2002 underwriting year of one Lloyd’s syndicate into the 2003 underwriting year of that same syndicate. The Company is the principal participant in the 2003 underwriting year for this syndicate. As part of the closing, the Company assumed additional reserve liabilities and received assets in the same amount. This had the effect of increasing loss and LAE reserves, but had no effect on net income, retained earnings or statutory surplus of the Company. This type of transaction, called reinsurance to close, is a normal event in the Lloyd’s market.

The net reserves-to-statutory surplus ratio of the Company improved to 3.1 to 1 at September 30, 2005 from 3.3 to 1 at December 31, 2004. The standard generally followed in the industry is 3.0 to 1. See “Risk Factors—Necessary Capital and Surplus” in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company evaluates the securities in its available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other-than-temporary declines. Some of the factors the Company considers in the evaluation of its investments are:

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

Income taxes

At September 30, 2005, the Company had $51.0 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $19.5 million for a net operating loss carryforward that will begin to expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

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

Statutory Accounting Matter

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. On June 21, 2005, the California Department of Insurance (CDI) issued a report of examination of SCPIE Indemnity, a wholly-owned insurance company subsidiary of SCPIE Holdings, as of December 31, 2003. In the report, the CDI recommended that certain investments of SCPIE Indemnity be treated as non-admitted assets for purposes of the statutory accounting statements filed with the CDI as of the date of the examination and subsequently. The investments at issue were pledged as security for the letter of credit used to support the Lloyd’s capital requirement of SCPIE Underwriting Limited (SUL), another wholly-owned subsidiary of SCPIE Holdings. SUL’s Lloyd’s business is 100% reinsured by SCPIE Indemnity. At the request of the CDI, the pledged assets have since been transferred to SUL in exchange for SUL’s issuance of a promissory note to SCPIE Indemnity in the principal amount of the value of the pledged assets, and SCPIE Holdings has contributed 100% of the stock of SUL to SCPIE Indemnity. On May 11, 2005, the CDI issued a permitted practice letter to SCPIE Indemnity, which restored the admitted asset status of the pledged securities. The effect of treating the pledged assets as non-admitted as of December 31, 2003 and 2004 would have been to reduce statutory surplus of SCPIE Indemnity by $30.3 million as of those dates to $110.0 million and $106.2 million, respectively, and the effect of the contribution and permitted practice restored the statutory surplus of SCPIE Indemnity by approximately $32.0 million as of September 30, 2005. Statutory surplus at September 30, 2005 was $142.6 million.

The foregoing treatment of the pledged assets as non-admitted and the restoration of these assets to admitted status have no effect on the consolidated financial statements of the Company under GAAP, except that SCPIE Indemnity’s ability to pay dividends to SCPIE Holdings, during 2005, without special approval of the CDI, is reduced by approximately $3 million. No dividends have been paid in 2005, and the maximum amount that could be paid, as revised, is approximately $10.6 million. See Note 6 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. As of September 30, 2005, SCPIE Holdings held $4.5 million of cash and cash equivalents. SCPIE Indemnity has no present plans of paying dividends to SCPIE Holdings during 2005.

Forward Looking Statements

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and LAE, expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, continued solvency of the Company’s reinsurers, obtaining rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business – Risk Factors,” “Management’s Discussion and Analysis – Overview,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

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

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
NINE MONTHS ENDED SEPTEMBER 30, 2005
Premiums written	$102,287	$56	$102,343

Premiums earned	$96,474	$73	$96,547
Losses and LAE incurred	70,229	(2,612)	67,617
Underwriting expenses	20,161	50	20,211

Underwriting gain	$6,084	$2,635	$8,719

Loss ratio	72.8%
Expense ratio	20.9%
Combined ratio	93.7%
NINE MONTHS ENDED SEPTEMBER 30, 2004
Premiums written	$103,557	$(1,261)	$102,296

Premiums earned	$93,338	$(1,177)	$92,161
Losses and LAE incurred	76,621	6,959	83,580
Underwriting expenses	19,413	102	19,515

Underwriting loss	$(2,696)	$(8,238)	$(10,934)

Loss ratio	82.1%
Expense ratio	20.8%
Combined ratio	102.9%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

The Company has realized continuing improvement in its core business throughout the first nine months of 2005, including in the third quarter of 2005. During the last 21 months, the frequency of loss in the core operations has declined 20%. Although there has been an increase in the severity of losses during this period, it has not fully offset the effects of the decrease in frequency. The Company is currently realizing a loss ratio (losses and LAE related to premiums earned) of approximately 73% in its core business, which it expects to continue during the near term.

The Company has historically instituted premium rate increases on its policies at the beginning of a calendar year. The Company will not have a rate increase for 2006, as a result of the recent performance in its core business.

Premiums written were $102.3 million and premiums earned were $96.5 million in the nine months ended September 30, 2005; compared to $103.6 million and $93.3 million in the nine months ended September 30, 2004. Premiums earned increased primarily due to the effect on most policies of a 6.5% rate increase implemented on January 1, 2005, somewhat offset by a decline in policies in-force of 2.2%.

Earned premiums were also favorably affected during 2005 by a decrease in the amount of the reserve the Company is required to establish in unearned premiums for the death, disability and retirement benefit the Company provides to its policyholders. Because of improved loss performance, the Company reduced this reserve by $0.6 million in the third quarter of 2005, which had the effect of increasing earned premiums for the quarter and the nine months by that amount.

The loss ratio for the nine months ended September 30, 2005 was 72.8% compared to 82.1% for the nine months ended September 30, 2004. The decrease in the loss ratio is due primarily to the 6.5% premium rate increase effective January 1, 2005, as well as lower loss estimates for 2005, principally due to the decline in claim frequency. The loss ratio of 72.8% for the first nine months of 2005 reflects both expected losses on premiums earned during that period and a reduction of expected losses for prior periods of $5.8 million based on the more recent experience of the Company.

The underwriting expense ratio (underwriting expenses related to premiums earned) remained approximately the same for the first nine months of both 2005 (20.9%) and 2004 (20.8%), reflecting the higher earned premiums in 2005. Underwriting expenses were approximately $750,000 higher in 2005, primarily attributable to an increase in non-deferrable general expenses and an increasing proportion of broker business resulting in increased commission expenses.

Non-Core Business

The premiums written and earned for the nine months ended September 30, 2005 result primarily from extended reporting endorsements issued under expired policies. After March 6, 2003, no new or renewal business was written in the non-core programs, as the Company exited these markets.

As a result of considerably better than expected experience in 2005 resolving out-of-state physician claims in the run-off of the non-core healthcare business, including fewer than expected claims reported in 2005, the Company reduced reserves by approximately $2.6 million in the third quarter of 2005. This action resulted in the underwriting gain for the nine months ended September 30, 2005.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2005	2004
Premiums written	$(1,524)	$(39)

Premiums earned	$(139)	$11,539
Underwriting expenses
Losses	18,399	16,965
Underwriting and other operating expenses	4,290	3,483

Underwriting loss	$(22,828)	$(8,909)

The earned premium in 2004 is primarily from the one ongoing assumed reinsurance program for the 2003 underwriting year.

The Company incurred losses in the first nine months of 2005 in the assumed reinsurance segment of $22.8 million. Approximately $ 7.3 million of the loss was attributable to adjustments made during the quarter to amounts ceded by Company to Rosemont Re, its principal reinsurer, in connection with a review by the parties, and approximately $12.3 million was attributable to additional reported claims and increased loss estimates received by the Company during this period from its reinsureds, including in large part London-based insurers and reinsurers. The Company also recorded approximately $3.2 million of additional losses and loss adjustment expenses under certain bail bond reinsurance treaties that are in dispute. The underwriting loss in the nine months ended September 30, 2004 was principally attributable to upward development of losses for the 2001 underwriting year in two of the three Lloyd’s syndicates in which the Company was then a participant.

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

Rosemont Re, a subsidiary of GoshawK Insurance Holdings plc (“GoshawK), is a Bermuda based property and casualty reinsurer. Rosemont Re had shareholders’ equity at December 31, 2004, of $241.7 million and had been rated A- (Excellent) by A.M. Best. On October 7, 2005, GoshawK announced that Rosemont Re had incurred estimated net property and marine reinsurance losses of $90.0 million attributable to damage caused by Hurricanes Katrina and Rita and that Rosemont’s ability to write new business would be severely impaired if it was unsuccessful in raising significant additional capital. GoshawK subsequently announced on October 19 that it had not been able to obtain the required capital or to sell Rosemont Re, that A.M. Best had reduced its rating of Rosemont Re to B (Fair) and that Rosemont would likely go into run-off and liquidate its assets and liabilities. On October 24, GoshawK confirmed that Rosemont Re is in run-off and subsequently announced $15.0 million of losses attributable to Hurricane Wilma. Under the Company’s reinsurance arrangement with Rosemont Re, Rosemont Re assets approximately equal to its estimated liabilities under the reinsurance agreement are currently held in trust to satisfy the liabilities. The provisions of the trust are intended to comply with the requirements of the California Department of Insurance. If the estimated losses were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts.

Other Operations

Investment income reflects a 8.7% reduction in average fixed maturity investments. The average annualized rate of return on invested assets was 3.3% and 3.6% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses.

Net realized investment losses of $0.3 million were recorded for the nine months ended September 30, 2005 versus realized invested gains of $1.6 million in the nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
THREE MONTHS ENDED SEPTEMBER 30, 2005
Premiums written	$6,911	$(102)	$6,809

Premiums earned	$32,017	$(97)	$31,920
Losses and LAE incurred	21,467	(2,604)	18,863
Underwriting expenses	6,131	(27)	6,104

Underwriting gain	$4,419	$2,534	$6,953

Loss ratio	67.0%
Expense ratio	19.1%
Combined ratio	86.1%
THREE MONTHS ENDED SEPTEMBER 30, 2004
Premiums written	$7,368	$(565)	$6,803

Premiums earned	$30,796	$(569)	$30,227
Losses and LAE incurred	24,558	3,189	27,747
Underwriting expenses	6,842	2	6,844

Underwriting loss	$(604)	$(3,760)	$(4,364)

Loss ratio	79.7%
Expense ratio	22.2%
Combined ratio	101.9%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $6.9 million and premiums earned were $32.0 million in the three months ended September 30, 2005; compared to $7.4 million and $30.8 million in the three months ended September 30, 2004. Premiums earned increased primarily due to the effect on most policies of a 6.5% rate increase implemented on January 1, 2005, somewhat offset by a decline in policies in-force of 2.2%. Earned premiums were also favorably affected during the 2005 quarter by a decrease in the amount of the reserve the Company is required to establish in unearned premiums for the death, disability and retirement benefit the Company provides to its policyholders. Because of improved loss performance, the Company reduced this reserve by $0.6 million in the third quarter of 2005, which had the effect of increasing earned premiums for the quarter by that amount.

The loss ratio (losses and LAE related to premiums earned) for the third quarter 2005 was 67.0% compared to 79.7% in the third quarter 2004. The decrease in the loss ratio is due to the 6.5% rate increase effective January 1, 2005, as well as lower loss estimates for 2005, principally due to a decline in claim frequency. The loss ratio of 67% for the third quarter of 2005 reflects both expected losses on premiums earned during that quarter and a reduction of expected losses for prior periods of $2.3 million based on the more recent experience of the Company. If there had been no reduction in expected losses for prior periods, the loss ratio for the quarter would have been 74.3%. The Company expects to maintain this ratio for the near term.

The underwriting expense ratio (expenses related to premiums earned) decreased to 19.1% in the third quarter 2005 from 22.2% in the third quarter 2004, a reduction in underwriting expenses of $700,000. The change is primarily attributable to higher policy acquisition expenses recorded in the third quarter of 2004.

Non-Core Business

After March 6, 2003, no new or renewal business was written in the non-core programs, as the Company exited these markets.

The underwriting gain in the third quarter of 2005 is attributable to the considerably better than expected experience during 2005 resolving out-of-state physician and in the run-off of the non-core healthcare business, particularly in the third quarter of 2005. In addition, fewer than expected new claims were reported during the 2005 run-off period. Reserves were reduced in the approximate amount of $2.6 million.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2005	2004
Premiums written	$(675)	$3,239

Premiums earned	$(549)	$5,832
Underwriting expenses
Losses	14,095	7,029
Underwriting and other operating expenses	2,678	(652)

Underwriting loss	$(17,322)	$(545)

The earned premium in 2004 is primarily from the one ongoing assumed reinsurance program for the 2003 underwriting year.

The Company incurred losses in the 2005 third quarter assumed reinsurance segment of $17.3 million. Approximately $7.3 million of the loss was attributable to adjustments made during the quarter to amounts ceded by the Company to Rosemont Re, its principal reinsurer, in connection with a review by the parties, and approximately $7.9 million was attributable to additional reported claims and increased loss estimates received by the Company during the quarter from its reinsureds, including in large part, London-based insurers and reinsurers. The Company also recorded approximately $2.1 million of additional losses and loss adjustment expenses under certain bail bond reinsurance treaties that are in dispute.

During the 2005 third quarter, the Company held a number of meetings with its reinsureds, including those in London based programs, with a view to commutation of some or all of the older reinsurance treaties. In this connection, the Company has also conducted an additional actuarial review of one syndicate. Although the results to date are modest, the Company believes there will be more positive results as the process moves forward. The Company also believes that these discussions will reduce the time lag in the reporting of adverse or favorable loss development by the reinsureds.

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

Rosemont Re, a subsidiary of GoshawK Insurance Holdings plc (“GoshawK), was a Bermuda based property and casualty reinsurer. Rosemont Re had shareholders’ equity at December 31, 2004, of $241.7 million and had been rated A- (Excellent) by A.M. Best. On October 7, 2005, GoshawK announced that Rosemont Re had incurred estimated net property and marine reinsurance losses of $90.0 million attributable to damage caused by Hurricanes Katrina and Rita and that Rosemont’s ability to write new business would be severely impaired if it was unsuccessful in raising significant additional capital. GoshawK subsequently announced on October 19 that it had not been able to obtain the required capital or to sell Rosemont Re, that A.M. Best had reduced its rating of Rosemont Re to B (Fair) and that Rosemont would likely go into run-off and liquidate its assets and liabilities. On October 24, GoshawK confirmed that Rosemont Re is in run-off and subsequently announced $15.0 million of losses attributable to Hurricane Wilma. Under the Company’s reinsurance arrangement with Rosemont Re, Rosemont Re assets approximately equal to its estimated liabilities under the reinsurance agreement are currently held in trust to satisfy the liabilities. The provisions of the trust are intended to comply with the requirements of the California Department of Insurance. If the estimated losses were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts.

Other Operations

Investment income reflects a 9.8% reduction in average fixed maturity investments, offset by an increase in the average rate of return on invested assets to 3.4% from 3.1% for the three months ended September 30, 2005 and 2004, respectively. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses.

Net realized investment losses of $0.3 million were recorded for the third quarter 2005 versus net realized investment losses of $0.1 million in the third quarter 2004.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 2005, the Company had negative cash flow from operations of $36.0 million compared to a negative cash flow of $69.4 million in 2004. The negative cash flow in 2005 and 2004 is related to claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $95.3 million or 18.0% of invested assets, at September 30, 2005. The Company believes that all of its short-term and fixed maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $16.7 million at September 30, 2005. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2008, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2005 without prior regulatory approval is approximately $13.7 million. As of September 30, 2005, no dividends had been paid to SCPIE Holdings.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends in the future will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of September 30, 2005, SCPIE Holdings held cash and short-term securities of $4.5 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

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

As of September 30, 2005, the Company’s statutory surplus was approximately $142.6 million. The principal differences between statutory surplus and stockholders’ equity are deferred policyholder acquisition costs and the deferred federal income tax asset.

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

The Company invests its assets primarily in fixed maturity securities, which at September 30, 2005 comprised 76.9% of total investments at market value. Corporate bonds represent 49.4% and U.S. government bonds represent 31.7% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for 3.2% of total investments at market value. Mortgage loans represent 2.0% of the investment portfolio. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at September 30, 2005 was 3.8 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At September 30, 2005, the carrying value of the investment portfolio included $1.6 million in net unrealized losses. At December 31, 2004, the investment portfolio included $4.6 million in net unrealized gains.

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

General

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

Bail and Immigration Bond Proceedings

AHI is a party to reinsurance agreements with Highlands Insurance Company, now in Receivership (Highlands), Sirius America Insurance Company (Sirius) and Aegis Security Insurance Company (Aegis), each of which acted as a primary insurer for various periods under bail and immigration bond programs administered and guaranteed by Capital Bonding Corporation (CBC), as managing general agent. As part of these programs, the primary insurers (through CBC) issued bail bonds in a number of states and also issued federal immigration bonds. AHI participated as a reinsurer of these programs during 2001 and 2002. The Company’s reinsurance participation was 20% of the bond losses during 2001 and 25% during 2002. The Company’s share of the losses under these treaties was substantially reinsured with Rosemont Re during 2002 and to a lesser extent during 2001.

During 2004, CBC failed and a significant number of bond losses emerged. There are a number of pending disputes between the primary insurers and reinsurers involved in the CBC program, some of which involve the Company.

On June 13, 2005, Sirius initiated arbitration against AHI, alleging that Sirius is entitled under its reinsurance agreement with AHI to recover certain of its losses pertaining to bail bonds issued in 2002 under the CBC program. AHI has denied liability for such losses and seeks rescission of the reinsurance agreement, money damages for claims paid under the agreement and other appropriate relief. The amount of the loss asserted against AHI, net of the Company’s reinsurance with Rosemont Re, is $1.3 million. The Company understands that the other reinsurers under the 2002 treaty with Sirius are all engaged in similar arbitration proceedings with Sirius. Sirius has also filed a separate action in the New York Supreme Court against another subsidiary of the Company, alleging a guaranty of AHI’s obligations to Sirius. The Company has removed this action to the federal court, and intends to vigorously defend this matter.

On August 31, 2005, Highlands, through its receiver, initiated an arbitration proceeding against AHI and a number of other insurance companies, alleging that the insurance companies are obligated to Highlands as reinsurers of Highlands for losses on defaulted bail bonds Highlands issued in New Jersey during 2000, 2001 and 2002 under the CBC program. The Highlands receiver alleges that, as the primary insurer, it made a settlement with the State and certain counties of New Jersey (but not its municipalities) under which it paid total bond liabilities of approximately $3.1 million and approved a general creditors claim (not a bond policyholder claim) of approximately $19.8 million. The amount asserted by the Highlands receiver as AHI’s share of the liabilities for the 2001 and 2002 years is approximately $3.6 million, net of the Company’s estimated reinsurance recovery from Rosemont Re. The Company understands that New Jersey represented approximately 80% of the outstanding defaulted bail bonds (exclusive of bonds issued to municipalities) issued by Highlands through CBC and that in addition Highlands issued a significant number of immigration bonds through CBC that may be in default. The Company expects that Highlands will assert similar claims against the reinsurers relating to immigration bonds and non-New Jersey bail bonds.

The Company also expects to be involved in similar arbitration proceedings with Aegis Security Insurance Company (“Aegis”) as a result of reinsurance agreements between Aegis and AHI concerning immigration and bail bonds issued by Aegis as a primary insurer under the CBC program during 2001 and 2002. Aegis has claimed AHI’s share of losses under 2002 state bail bond obligations is $0.7 million, net of AHI’s reinsurance with Rosemont Re. Aegis also issued immigration bonds through CBC in 2001 and 2002. On April 15, 2005, Aegis entered into a settlement with the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“DHS”) relating to defaulted CBC immigration bonds. Under the settlement, Aegis and DHS agreed that DHS was owed $27.0 million for bonds in default, but that Aegis, the primary insurer, was personally liable only for $4.0 million. The settlement requires Aegis to demand payment from all reinsurers and immediately proceed to arbitration against any reinsurer who does not pay its alleged share of the total loss settlement. Aegis has issued a demand for payment to AHI that asserted an immigration bond liability of approximately $2.1 million, net of reinsurance with Rosemont Re. Aegis has not yet initiated any arbitration proceeding. The Aegis settlement with the DHS also provided for a 28% discount for any outstanding bonds that subsequently default.

The Company intends to vigorously contest the claims in each of the foregoing proceedings and expected proceedings and believes that it has valid defenses to such claims.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herewith.

NUMBER	DOCUMENT
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company

(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: November 8, 2005	By:	/s/ Donald J. Zuk
Donald J. Zuk
President and Chief Executive Officer

Date: November 8, 2005	By:	/s/ Robert B. Tschudy
Robert B. Tschudy
Senior Vice President and Chief Financial Officer