Form 10-K
period 2005-12-31
SCPIE HOLDINGS INC
filed 2006-03-23
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Securities registered pursuant To Section 12(b) of the Act:	Name of Exchange on which registered:

Preferred Stock, par value $1.00 per share	New York Stock Exchange
Common Stock, par value $0.0001 per share	New York Stock Exchange
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well known seasoned user as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to § 13 or § 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by § 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 in the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate	by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 30, 2005, was $104,654,680 (based upon the closing sales price of such date, as reported by The Wall Street Journal).

The number of shares of the Registrant’s Common Stock outstanding as of March 6, 2006, was 10,016,916 (including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2006 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

GENERAL

SCPIE Holdings Inc. (SCPIE Holdings) is a holding company owning subsidiaries licensed to provide insurance and reinsurance products. The Company is primarily a provider of medical malpractice insurance and related liability insurance products to physicians, oral surgeons, healthcare facilities and others engaged in the healthcare industry in California and Delaware. Previously, the Company had also been actively engaged in hospital and dental liability insurance, medical malpractice insurance and related products in other states and the global assumed reinsurance business. Since 2002, the assumed reinsurance business, hospital and dental business and medical malpractice insurance business outside its core states of California and Delaware have been in run-off.

The Company conducts its insurance business through three insurance company subsidiaries. The largest wholly owned subsidiary, SCPIE Indemnity Company (SCPIE Indemnity), is licensed to conduct direct insurance business only in California, its state of domicile. American Healthcare Indemnity Company (AHI), domiciled in Delaware, is licensed to transact insurance in 47 states and the District of Columbia. American Healthcare Specialty Insurance Company (AHSIC), domiciled in Arkansas, is eligible to write policies as an excess and surplus lines insurer in 20 states and the District of Columbia. AHI and AHSIC are wholly owned subsidiaries of SCPIE Indemnity. All three companies generally have the right to participate in domestic and international reinsurance treaties. The Company also has an insurance agency subsidiary, SCPIE Insurance Services, Inc., two subsidiary corporations providing management services, and a corporate member of Lloyd’s of London (Lloyd’s), SCPIE Underwriting Limited, which is owned by SCPIE Indemnity.

The Company was founded in 1976 as the Southern California Physicians Insurance Exchange (the Exchange), a California reciprocal insurance company, and for the next 20 years conducted its operations as a policyholder-owned California medical malpractice insurance company. SCPIE Holdings was organized in Delaware in 1996 and acquired the business of the Exchange and the three insurance company subsidiaries in a reorganization that was consummated on January 29, 1997. The policyholders of the Exchange became the stockholders of SCPIE Holdings in the reorganization, and SCPIE Holdings concurrently sold additional shares of common stock in a public offering. The common stock of SCPIE Holdings is listed on the New York Stock Exchange under the trading symbol “SKP.”

Primarily due to significant losses on medical malpractice insurance outside the state of California and assumed reinsurance losses, including losses arising out of the September 11, 2001 World Trade Center terrorist attack, the Company incurred losses from 2001 to 2004. The resulting reductions in surplus and corresponding decreases in capital adequacy ratios under both the A.M. Best Company (A.M. Best—the leading rating organization for the insurance industry) and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company in 2002 were the withdrawal from the healthcare liability insurance markets outside of its core markets and entering into a 100% quota share reinsurance agreement to retrocede to another insurer the majority of reinsurance business written in 2001 and 2002. See “Information about Operations.” The Company continues to settle liabilities in these non-core businesses.

For purposes of this Annual Report on Form 10-K, the “Company” refers to SCPIE Holdings and its subsidiaries. The term “Insurance Subsidiaries” refers to SCPIE Indemnity, AHI and AHSIC.

The Company’s website address is www.scpie.com. The Company makes available free of charge through its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission. The Company also makes available on its website its corporate charter documents and corporate governance documents. Information contained on the Company’s website is not incorporated into and does not constitute a part of this annual report on Form 10-K. The Company’s website address referenced above is intended to be an inactive textual reference only and not an active hyperlink to the Company’s website.

INFORMATION ABOUT OPERATIONS

The Company’s insurance operations have historically been reported in two business segments: direct healthcare liability insurance and assumed reinsurance. Since 2002, the Company has focused its business operations on writing direct insurance in its core direct healthcare liability insurance markets of California and Delaware. In direct insurance activities, the insurer assumes the risk of liability or loss from persons or organizations that are directly subject to the risks. In assumed reinsurance, the reinsurer assumes all or a portion of the risk directly covered by another insurer. Such risks may relate to liability (or casualty), property, life, accident, health, financial and other perils that may arise from an insurable event. Since 2002, the Company has been actively disengaging from the assumed reinsurance business.

The direct healthcare liability insurance operations are comprised of core and non-core business components. The Company’s core business principally represents its direct healthcare liability insurance business in California and Delaware, excluding a dental program managed by a national independent insurance agency Brown & Brown, Inc. (Brown & Brown), and hospital business. The Company’s non-core business represents its direct healthcare liability business outside of California and Delaware, the above mentioned dental program and all hospital business. The non-core business is in run-off and no new or renewal policies have been issued since March 6, 2003. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

DIRECT HEALTHCARE LIABILITY CORE INSURANCE OPERATIONS

Overview and Developments During 2005—Core Business

The Company has been a leading provider of medical malpractice insurance to physicians, oral surgeons and healthcare providers and facilities in California for many years. The Company’s share of the medical malpractice premiums written in California in 2004 (latest data available) was approximately 13.7%, and the Company was the third largest writer in the state. In 2001, the Company undertook the insurance of physicians in Delaware through a single Delaware broker. During 2005, the Company had net premiums earned under policies issued to California insureds representing 97.5% of the total net premiums earned in its core business component of the direct healthcare liability insurance operations.

The Company has also developed and markets ancillary liability insurance products for the healthcare industry, including directors and officers liability insurance for healthcare entities, errors and omissions coverage for managed care organizations and billing errors and omissions coverage for the medical profession. These represent a small part of the Company’s business.

The Company’s core business operations have been steadily improving over the past three years due primarily to the effect of rate increases and a significant decline in claim frequency. The following table displays the core business results for the years ended December 31, 2005, 2004 and 2003:

Core Direct Healthcare Liability Insurance Operations

Underwriting Results

(Dollars in Thousands)

YEAR ENDED DECEMBER 31,	2005	2004	2003
Net Premiums Written	$126,872	$128,641	$123,251

Net Premiums Earned	$127,556	$123,194	$119,148
Losses and LAE incurred	90,463	99,302	105,530
Underwriting Expenses	25,900	25,742	24,402

	116,363	125,044	129,932

Underwriting Gain (loss)	$11,193	$(1,850)	$(10,784)

Loss Ratio	70.9%	80.6%	88.6%
Expense Ratio	20.3%	20.9%	20.5%
Combined Ratio	91.2%	101.5%	109.1%

Products

In its core direct healthcare liability operations, the Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, managed care organizations and other providers in the healthcare industry. The following table summarizes the premiums earned by product in the Company’s core business for the periods indicated:

Premiums Earned in Core Business

(In Thousands)

YEAR ENDED DECEMBER 31,	2005	2004	2003
Physician and medical group professional liability	$116,834	$111,692	$107,952
Healthcare provider and facility liability	8,400	9,259	8,393
Ancillary liability products	1,785	1,698	2,229
Other	537	545	574

Total core premiums earned	$127,556	$123,194	$119,148

Physician and Medical Group Professional Liability—Professional liability insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for such things as injury caused by, or as a result of, the performance of patient treatment, failure to treat a patient and failure to diagnose an illness or injury. The Company offers separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice and may also include coverages for certain other “premises” liabilities that may arise in the non-professional operations of the medical practice, such as slip-and-fall accidents, and a limited defense reimbursement benefit for proceedings instituted by state licensing boards and other governmental entities.

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

Ancillary Liability Products—The Company offers a policy for managed care organizations, that provides coverage for liability arising from covered managed care incidents or vicarious liability for medical services rendered by non-employed physicians. Covered services include peer review, healthcare expense review, utilization management, utilization review and claims and benefit handling in the operation of the managed care organizations. These policies are generally issued on a claims-made and reported basis. The annual aggregate limit of coverage under the current managed care organization policies issued by the Company is $1.0 million. The Company offers directors and officers’ liability policies to medical providers. The directors and officers’ liability policies are generally issued on a claims-made and reported basis. The limit of coverage on directors and officers’ liability policies written by the Company is $1.0 million. The Company also offers a policy that provides physicians and medical groups with protection for defense expenses and certain liabilities related to governmental investigations into billing errors and omissions to Medicare and other government-subsidized healthcare programs.

Marketing and Policyholder Services

Initially, the Company marketed its physician professional liability policies directly to physicians and medical groups in California. Infrequently, larger medical groups were written through insurance brokers. During the past several years, brokered business has become a more important source of business in California. In Delaware, the Company markets its policies through a single broker.

The following tables set forth core healthcare liability policies sold directly to the insured and through brokers:

Core Healthcare Liability

(In Thousands)

YEAR ENDED DECEMBER 31,	2005	2004	2003
Gross Premiums Written
Direct	$89,751	$94,575	$92,224
Brokerage	51,721	47,918	45,665

	$141,472	$142,493	$137,889

New business written (annualized) during the year
Direct	$1,901	$3,198	$1,806
Brokerage	6,284	3,377	6,217

	$8,185	$6,575	$8,023

The Company’s Marketing Department consists of a Senior Vice-President in charge of both marketing and underwriting, and approximately 16 employees who directly solicit prospective policyholders, maintain relationships with existing insureds and provide marketing support to brokers. The Company’s marketing efforts include sponsorship by local medical associations, educational seminars, advertisements in medical journals and direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

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

Underwriting

The Underwriting Department consists of the Senior Vice President, three divisional underwriting managers, 12 underwriters and 11 technical and administrative assistants. The Company’s Underwriting Department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company. Certain of these underwriters specialize in underwriting managed care organizations and directors and officers’ liability products.

The Company performs a continuous process of reunderwriting its insured physicians, medical groups and healthcare facilities. Information concerning insureds with large losses, a high frequency of claims or unusual practice characteristics is developed through claims and risk management reports or correspondence.

Rates

The Company establishes, through its own actuarial staff and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the Company’s loss and loss adjustment expense (LAE) experience developed over the past 10 years and upon rates charged by its competitors. The Company has various rating classifications based on practice, location, medical specialty, limits and other factors. The Company utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice and large medical groups. The Company has developed nonstandard programs for physicians who have unfavorable loss history or practice characteristics, but whom the Company considers insurable. Policies issued in this program have significant surcharges. The Company has established its premium rates and rating classifications for managed care organizations utilizing data publicly filed by other insurers, and based in part on its own experience. The data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop. The rates for directors and officers’ liability are developed using historical data publicly filed by other insurers, financial analysis and loss history. All rates for liability insurance in California are subject to the prior approval of the Insurance Commissioner.

The Company has instituted annual overall rate increases in California during the past 10 years ranging from approximately 3.5% to 10.6%. Rate increases of 8.4%, 9.9% and 6.5% were approved and implemented in California effective January 1, 2002, October 1, 2003, and January 1, 2005, respectively. The Company did not request any rate change in California for 2006. Rate increases of 34.4%, 13.3% and 19.2% have been approved in Delaware effective July 1, 2003, July 15, 2004 and 2005, respectively. Approximately 24% of the Company’s in force premium as of December 31, 2005 is evaluated using experience rating formulas and therefore is not necessarily subject to base rate changes. Experience rating formulas are sensitive to the individual loss experience of groups of physicians and may produce increases or decreases different than the change in the general base rate. See “Risk Factors—Rate Increases in California.”

Claims

The Company’s Claims Department is responsible for claims investigation, establishment of appropriate case reserves for losses and LAE, defense planning and coordination, control of attorneys engaged by the Company to defend a claim and negotiation of the settlement or other disposition of a claim. Under most of the Company’s policies, except managed care organization errors and omissions policies, and directors and officers’ liability policies, the Company is obligated to defend its insureds, which is in addition to the limit of liability under the policy. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions. In almost all cases, the person bringing the claim against the physician is already represented by legal counsel when the Company is notified of the potential claim.

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

The Company vigorously defends its insureds against claims, but seeks to expediently resolve cases with high-exposure potential. The defense of a healthcare professional liability claim requires significant cooperation between the litigation supervisor or claims manager responsible for the claim and the insured physician. In California and other states, the law requires that a healthcare professional liability claim cannot generally be settled without the consent of the insured. California law requires that the insurer report such settlements of more than $30,000 to a medical disciplinary board, and federal law requires that any claim payment, regardless of amount, be reported to a national data bank, which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees.

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

BUSINESS OPERATIONS IN RUN-OFF

Direct Healthcare Liability Insurance Operations in Run-Off

The Company formerly offered a number of direct healthcare liability insurance programs outside its core business. These programs were all discontinued and no policies were issued or renewed after March 2003. However, there are outstanding policy claims to be resolved under these programs. The principal programs involved hospitals, some nonstandard physician programs and physician and dentist programs administered by Brown & Brown.

Hospital Programs—In 1996, the Company undertook an expansion plan which included products that offered comprehensive hospital and related liability coverages for individual hospitals and large healthcare systems. From 1997 through 1999, the Company added more than 75 hospitals to its program. These policies were written through national and regional brokers and covered facilities in four states, in addition to California.

The Company encountered intense price competition and incurred material adverse loss experience under many of its large hospital and other healthcare facility policies. As a result, the Company declined to renew a number of its hospital policies or offered renewal only at substantially increased premium rates. At the beginning of 2001, the Company insured only 15 hospitals. The number was reduced to 10 hospitals insured as of December 31, 2001, and the last hospital policy expired in December 2002.

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

In 2001 and 2002, the Company derived approximately 32% and 29% of its healthcare liability earned premium volume, respectively, from policies issued outside the states of California and Delaware (principally under the Brown & Brown and certain nonstandard physician programs). In 2001, the Company had recognized that these programs were severely underpriced and implemented significant rate increases, averaging approximately 40% and 30% in 2001 and 2002, respectively, in its principal non-California markets, and instituted more stringent underwriting and pricing guidelines. Despite the significant price increases and more stringent underwriting guidelines, the non-California and non-Delaware programs produced significant underwriting losses.

The Company and Brown & Brown agreed in March 2002 to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfied revised stringent underwriting standards. As of December 31, 2001, 2,997 policies were in force under the Brown & Brown program. That number was reduced to 813 and 379 policies as of December 31, 2002 and 2003, respectively and as of March 6, 2004, all policies had expired.

Current Status

The Company continues to settle and close the claims associated with the direct healthcare liability business in run-off. As of December 31, 2005, non-core healthcare liability reserves accounted for 15.8% of the Company’s total net reserves. The following table shows the progress the Company has achieved in the disposition of these claims.

Direct Healthcare Liability Claims in Run-Off:

(Dollars in Thousands, except Average Reserve)

YEAR ENDED DECEMBER 31,	2005	2004	2003
Net Loss Reserves Outstanding
Beginning of Period	$97,331	$145,283	$180,375
Deduct Loss Payments	34,418	59,240	62,596
Increase (Decrease) in Estimates	(2,297)	11,288	27,504

Net Loss Reserves End of Period	$60,616	$97,331	$145,283

Number of Claims Outstanding
Beginning of Period	431	739	1,033
Deduct Claims Closed During Period	218	386	538
Add Claims Opened During Period	16	78	244

Number of Claims Outstanding
End of Period	229	431	739

Average Reserve (including IBNR on outstanding claims)	$264,699	$225,826	$196,594

The number of claims opened has declined as the number of policies declined. The Company’s average reserve on open claims has increased as less meritorious claims settle earlier in the claims settlement process.

Assumed Reinsurance Operations In Run-Off

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

Exit From Most Reinsurance Operations—The Rosemont Re Treaty

The Company suffered significant losses in 2001 in its non-California healthcare operations and in its assumed reinsurance operations from the World Trade Center terrorist attack. These losses impacted the capital adequacy ratios under the A.M. Best and NAIC capital adequacy models and resulted in the reduction in the A.M. Best rating assigned to the Insurance Subsidiaries. The Company unsuccessfully attempted to raise additional capital during the first six months of 2002 to provide capital to support the rapidly growing written premiums in the assumed reinsurance operations and to improve the Company’s A.M. Best rating. In the latter part of 2002, the Company focused its efforts on divesting the assumed reinsurance operations and thereby reducing its overall capital requirements. The Company engaged in ongoing discussions with a number of companies to accomplish the divestiture through one or more reinsurance transactions.

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

Under the terms of the treaty with Rosemont Re, there are no limitations on the amount of losses recoverable by the Company, and the treaty includes a profit-sharing provision should the combined ratio calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company was required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%.

There are certain losses not included in the treaty with Rosemont Re, including any World Trade Center losses. Further, the treaty does not involve the assumption of any earned premium or losses attributable to periods prior to June 30, 2002, which remain the responsibility of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Rosemont Re reinsurance treaty has both prospective and retroactive elements as defined in Financial Accounting Standards Board Statement (FASB) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract. The retroactive accounting treatment required under the FASB 113 requires that a charge to income be recorded to the extent premiums ceded under the contract are in excess of the estimated losses and expenses ceded under the contact.

After consummation of the Rosemont Re reinsurance treaty, the Company continued to participate during 2003 in one Lloyd’s syndicate that specialized in underwriting professional liability excess insurance. The Company’s decision to continue to support this syndicate was primarily due to the attractive increases in reinsurance rates in this segment of the market, as well as the significant capital costs involved in running off the business if the syndicate were terminated.

Remaining Assumed Reinsurance Operations

The Company continues to administer claims and other matters relating to the more than 100 existing reinsurance treaties and contracts entered into by the Company, including those subject to the 100% quota share reinsurance treaty with Rosemont Re. At year-end 2005, 2004 and 2003, the principal net loss reserves retained by the Company under these treaties involved (i) Lloyd’s syndicates for which the Company provided capital, (ii) London based business including other Lloyd’s syndicates, (iii) occupational accident coverage and excess workers compensation benefits, which typically provides lifetime medical and related benefits at high coverage levels, (iv) excess of loss directors and officers liability reinsurance, and (v) bail and immigration bonds.

The following table presents the net assumed reinsurance reserves (including retrospective reserves ceded under the Rosemont Re Treaty of $7.1 million, $12.7 million, and $36.3 million, respectively) by major component as of December 31:

	2005		2004	2003
	(In Thousands)
Lloyd’s Syndicates(1)	$—		$21,922	$39,091
London based business	24,427		18,873	23,176
Occupational accident business	21,780		26,561	24,460
Excess D&O liability	6,375		7,375	3,778
Bail and immigration bonds	573	(2)	3,489	—
Other	6,039		9,588	15,853

	$59,194		$87,808	$106,358

(1)	Syndicates for which the Company provided capital.
(2)	Additional net liabilities of $3.9 million representing payment requests made to the Company are included in other liabilities on the Company’s balance sheet. These net liabilities are being contested in pending arbitrations. (See “Legal Proceedings—Bail and Immigration Bond Proceedings.”)

Effective December 31, 2005, the Company has arranged the closure of its last remaining syndicate at Lloyd’s for which it provided 90% of the capital. The liabilities of the syndicate have been assumed in a transaction called Reinsurance to Close (RITC) into an unaffiliated syndicate in the Lloyd’s market. The transaction is the normal process whereby the capital providers for a particular underwriting year of a Lloyd’s syndicate after 36 months are legally relieved of all policy obligations of the syndicate in which they participated. This transaction closed $49.5 million of net loss and LAE reserves as of December 31, 2005 related to the syndicate at a cost of approximately $5.0 million. In conjunction with the RITC, the Company entered into a Stop Loss Reinsurance Agreement with the unaffiliated assuming syndicate whereby the Company will not have to reimburse the assuming syndicate until reserve development exceeds approximately 112% of the reserves at the effective date of the RITC. The Stop Loss Agreement has a total limit of approximately $15 million. The net premium the Company will receive for this Stop Loss Agreement is $2,150,000 of which 93.5% was recorded as deferred reserve. If no losses are incurred, under the treaty, the Company will return 93.5% of the premium to the assuming syndicate.

This transaction significantly improves the Company’s capital adequacy under the A.M. Best Capital adequacy model and the NAIC capital adequacy model.

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

The Company and its internal and consulting actuaries use a variety of actuarial methodologies in evaluating the adequacy of healthcare liability loss and LAE reserves. Loss development methods use historical loss development patterns by the year a claim is reported (the report year) and the valuation points of reported losses during ensuing periods. Paid loss and reported incurred loss development projections are base methods and are used to support the other techniques. Report year claim count and severity (average claim size) projections are developed to provide alternative projections using reported claim frequency and trended severity. Alternative reported projections are developed by adjusting the claims settlement rates so that these patterns are consistent from year to year. Trended pure premium projections are developed by trending average losses per exposure from mature periods. The Company also uses the Bornhuetter-Ferguson method, a standard method which combines reported losses, loss development patterns and expected loss ratios.

The indications derived under the various methodologies are analyzed by limit, resulting average loss trends, age of accident year in which the medical incident occurred and known policy limit claims outstanding. An individual reserve level is selected by report year or accident year in the case of occurrence coverages.

Loss development methods based on historical patterns are very sensitive to small changes in the pattern of loss payment or reported losses. Methods which determine trends from mature periods or use expected loss ratios are less sensitive to changes in loss payment or reporting patterns. In general, the Bornhuetter-Ferguson and trended pure premium loss methodologies are given more weight in selecting the levels for the most recent report years. As more data emerges in payments and settled claims, the various methodologies begin to converge.

In the assumed reinsurance area, the Company and its consulting actuaries rely heavily on other work performed by internal and independent actuaries of the ceding companies. This work, as well as general industry patterns applied to other data, is reviewed by the Company’s actuaries when appropriate. The volatility is greatest in those areas where claims take a long time, often many years, to be reported through the worldwide reinsurance market.

The Company’s loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

DECEMBER 31,	2005	2004	2003
	(In thousands)
Reserves for losses and LAE—at beginning of year	$638,747	$643,046	$650,671
Less reinsurance recoverables—at beginning of year	183,623	108,891	85,930

Reserves for losses and LAE, net of related reinsurance recoverable—at beginning of year	455,124	534,155	564,741

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	113,128	123,027	169,474
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	(1,972)	15,900	(8,108)

Incurred losses during the year, net of reinsurance	111,156	138,927	161,366

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	24,466	11,091	18,424
Prior years	158,034	206,867	173,528

Total payments during the year, net of reinsurance	182,500	217,958	191,952

Reserve for losses and LAE, net of related reinsurance recoverable—at end of year	383,780	455,124	534,155
Reinsurance recoverable for losses and LAE—at end of year	45,535	183,623	108,891

Reserves for losses and LAE, gross of insurance recoverable—at end of year	$429,315	$638,747	$643,046

The decrease during 2005 in estimated losses and LAE occurring in prior years was attributable to favorable loss experience in both core and non-core direct healthcare liability insurance, partially offset by adverse experience in the assumed reinsurance business. The increase during 2004 was primarily attributable to the adverse loss experience in the assumed reinsurance and the non-core direct healthcare liability insurance businesses. The decrease during 2003 was principally attributable to favorable loss experience in the core direct healthcare liability insurance partially offset by adverse development in both the non-core healthcare liability insurance programs and assumed reinsurance business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

The following table reflects the development of loss and LAE reserves for the periods indicated at the end of that year and each subsequent year. The line entitled “Loss and LAE reserves” reflects the reserves, net of reinsurance recoverables, as originally reported at the end of the stated year. Each calendar year-end reserve includes the estimated unpaid liabilities for that report or accident year and for all prior report or accident years. The section under the caption “Cumulative net paid as of” shows the cumulative amounts paid related to the reserve as of the end of each subsequent year. The section under the caption “Liability reestimated as of” shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each year. The line “Net cumulative redundancy (deficiency)” reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established.

The gross liability for losses before reinsurance, as shown on the balance sheet, and the reconciliation of that gross liability to amounts net of reinsurance are reflected below the table.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 2005 to be $100,000 was first reserved in 1995 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1995 through 2005 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

YEAR ENDED DECEMBER 31,	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(In Thousands)
Loss and LAE Reserves, net	$446,627	$440,302	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741	$534,155	$455,124	$383,780
Cummulative net paid, as of:
One year later	101,844	118,307	107,748	156,913	148,891	155,626	210,907	173,528	206,867	158,034
Two years later	170,932	181,116	179,016	246,835	238,718	273,680	319,076	336,913	331,158
Three years later	195,265	207,141	204,773	279,629	281,048	319,636	390,400	403,098
Four years later	207,454	217,460	216,448	299,106	304,588	344,700	423,621
Five years later	211,934	222,307	223,540	309,809	312,633	360,419
Six years later	213,257	227,782	228,007	311,677	319,349
Seven years later	216,121	230,648	229,213	315,923
Eight years later	216,651	231,100	229,256
Nine years later	216,823	231,029
Ten years later	216,829
Liability reestimated as of:
One year later	386,872	387,094	339,673	389,893	359,954	403,374	519,610	556,633	550,055	453,152
Two years later	337,760	301,795	283,276	351,238	356,298	402,559	510,274	573,603	539,144
Three years later	264,813	259,022	250,962	341,763	338,196	397,129	516,663	562,185
Four years later	236,609	237,059	243,561	329,588	342,176	402,009	518,952
Five years later	221,537	236,363	237,487	329,172	343,780	402,107
Six years later	221,014	235,919	239,389	330,264	343,901
Seven years later	220,566	236,434	238,918	330,148
Eight years later	220,266	236,238	234,758
Nine years later	220,588	234,240
Ten years later	219,449
Net cumulative redundancy (deficiency)	227,178	206,062	198,683	120,924	60,956	(12,558)	(16,562)	2,556	(4,989)	1,972
Original gross liability—end of year	466,189	459,569	454,970	475,970	449,864	429,700	576,636	650,671	643,046	638,747	429,315
Less: Reinsurance recoverables	(19,562)	(19,267)	(21,529)	(24,898)	(45,007)	(40,151)	(74,246)	(85,930)	(108,891)	(183,623)	(45,535)

Original Net Liability—end of year	$446,627	$440,302	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741	$534,155	$455,124	$383,780

Gross re-estimated liability—latest period	$231,947	$247,025	$250,308	$357,974	$378,993	$464,293	$588,204	$665,973	$671,162	$608,281
Less: Estimated reinsurance recoverables	(12,498)	(12,785)	(15,550)	(27,826)	(35,092)	(62,186)	(69,252)	(103,788)	(132,018)	(155,129)

Net estimated Liabilities—latest period	$219,449	$234,240	$234,758	$330,148	$343,901	$402,107	$518,952	$562,185	$539,144	$453,152

Gross cumulative redundancy/(deficiency)	$234,242	$212,544	$204,662	$117,996	$70,871	$(34,593)	$(11,568)	$(15,302)	$(28,116)	$30,466

Prior to the Company’s expansion outside of its California healthcare liability markets beginning in 1997, the Company had historically experienced favorable development in loss and LAE reserves established for prior years on both a gross and net basis. The Company believes that the favorable loss and LAE reserve development resulted from four factors: (i) the Company’s conservative approach of establishing reserves for medical malpractice insurance losses and LAE, (ii) the continuing benefits from the Medical Injury Compensation Reform Act (MICRA), the California tort reform legislation that was declared constitutional in a series of decisions by the California Supreme Court in the mid-1980s, (iii) benefits from California legislation requiring matters in litigation to proceed more expeditiously to trial, and (iv) improved results from a restructuring of the Company’s internal claims process. The Company believes, based on its analysis of annual statements filed with state regulatory authorities, that its principal California competitors experienced similar favorable loss and LAE reserve development in those years.

Core Healthcare Business

The Company’s reserve analysis (and its independent consulting actuaries’ analysis) began to exhibit less variability related to the core California healthcare liability business from 1999 forward as the effects of the items mentioned in the preceding paragraph were reflected in the historical loss and LAE data which is the foundation of actuarial estimates. As this variability decreased, the Company’s core business reserve estimates, although still considered conservative, were inherently less variable than before.

During the last four years, the core California healthcare liability markets have seen significant decreases in the frequency of claims per exposure of a cumulative 21%. This has been only partially offset by increases in the average severity of claims. The reduced frequency and the lack of significant policy limit claims have primarily generated the favorable development observed in the core-healthcare liability reserves.

The Company’s core healthcare liability businesses have had favorable developments of $8.3 million, $16.3 million, $11.2 million, $14.5 million and $19.8 million in 2001, 2002, 2003, 2004 and 2005 respectively. These favorable developments represented 3.4%, 6.7%, 4.8%, 5.9% and 7.7% of the preceding year end net reserves respectively.

The primary trend affecting the adequacy of reserve estimates in the core area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. The inherent pure loss cost trend included in the setting of the 2002, 2003, 2004 and 2005 reserves has been 6.7%, 4.4%, 3.3% and 2.2%, respectively. At 2005 reserve levels, a 1% change in the pure loss costs trend produces a change in prior reserves of approximately $5.2 million. Such changes in estimates are reflected in the period of change. Reserves related to medical malpractice coverage account for 90% of core reserves.

Non-Core Business

The cumulative deficiencies which have emerged for reserves held over the past four years relate entirely to the Company’s non-core healthcare liability and assumed reinsurance reserves which are now in run-off.

Beginning with the Company’s expansion into hospital (1997) and healthcare liability outside of California (1998) and assumed reinsurance (mid 1999), the reserve estimation process became significantly more volatile. The healthcare liability business outside of California did not have the benefits of MICRA-type reform and assumed reinsurance business is, by its nature, extremely volatile.

Because the Company’s expansion into the hospital and the healthcare liability outside of California represented new areas for which the Company had limited historical experience, the Company primarily utilized industry experience to estimate required reserve levels. There were significant increases in severity trends in these areas beginning in 2000. Although the Company took significant rate action and underwriting restrictions were implemented, ultimately the Company withdrew from these markets (hospitals in 2001 and non-core healthcare physician business in 2002).

The non-core healthcare incurred losses have included unfavorable (favorable) development of $21.2 million, $16.4 million, $7.1 million, $9.6 million and $(2.3) million for the years ended 2001, 2002, 2003, 2004 and 2005 respectively. These developments represented 39.5%, 9.6%, 4.0%, 4.1% and (2.4)% of the preceding year-end net reserves respectively. The need for these reserve changes arose as the actual extent and size of increases in the frequency and severity of claims related to the non-core healthcare liability area emerged in the actuarial data used to project these losses, most notably in 2001 and 2002. The Company believes similar increases were recognized by many companies in the industry at that time. The downward development in 2005 was the result of better than expected experience in 2005 resolving out-of-state physician claims.

The Assumed Reinsurance operations encompassed various risks in the worldwide reinsurance market. The Company has relied heavily on the ceding companies in establishing loss reserves including IBNR.

Unfavorable (favorable) development has occurred in the assumed reinsurance reserves of $17.1, $(4.0), $20.7 and $20.1 during 2002, 2003, 2004 and 2005. This represents 20.2%, (2.7)%, 14.5% and 20% of the preceding year’s net reserves. The development in 2002 was principally as a result of unfavorable development in the reinsurance markets estimate and settlement of losses that related to the World Trade Center terrorist attack in 2001. The unfavorable development in 2004 was principally due to the sudden collapse in 2004 of one bonding program, late reported losses in 2004 related to one excess of loss liability treaty which includes directors and officers liability exposure, and changes in actuarial estimates of Lloyd’s syndicates in 2004. The unfavorable development in 2005 was principally due to increases in reserves associated with the London based business, including the syndicates for which the Company provided capital, directors and officers liability and additional bonding losses.

CEDED REINSURANCE PROGRAMS

The Company follows customary industry practice by reinsuring a portion of its healthcare liability insurance risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 2005, the Company ceded $14.4 million of its healthcare liability earned premiums to reinsurers.

From 2002 through 2006 the Company has reinsured losses above a retention of approximately $2.0 million to $20.0 million subject to an aggregate deductible of $3.0 million in each respective year for losses in excess of the Company’s retention. For 2003 and 2002 the Company also reinsured losses in excess of $20.0 million up to $50.0 million subject to 16% and 8% Company participation in these reinsurance layers, respectively. For 2001 and 2000 the Company reinsured losses above a $1.25 million and $2.0 million retention respectively up to $70.0 million subject to a $3.0 million aggregate deductible for each year. Prior to 2000 the Company generally reinsured losses up to $20.0 million above a $1 million retention subject to a $1 million aggregate deductible.

The Company often has more than one insured named as a defendant in a lawsuit or claim arising from the same incident, and, therefore, multiple policies and limits of liability may be involved. The Company’s reinsurance program is purchased in several layers, the limits of which may be reinstated under certain circumstances, at the Company’s option, subject to the payment of additional premiums.

In addition, in December 2002, the Company entered into the Rosemont Re retrocessional reinsurance agreement more fully described in “Note 4 to Consolidated Financial Statements” and “Business Operations in Run-Off–Divestitures of Most Reinsurance Operations—The Rosemont Re Treaty.”

In general, reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd’s to avoid concentrations of credit risk. The following table identifies the Company’s most significant reinsurers based upon recoverable balances as of December 31, 2005 by Company and their current A.M. Best ratings. No other single reinsurer’s percentage participation in 2005 exceeded 7% of total reinsurance premiums ceded.

	RECOVERABLE BALANCES AT YEAR END DECEMBER 31, 2005	PREMIUMS CEDED FOR YEAR ENDED DECEMBER 31, 2005	RATING(1)	PERCENTAGE OF PREMIUMS CEDED
	(In Thousands)
Rosemont Re (Bermuda)	$37,131	$—	B	—%
Lloyd’s of London Syndicates	$6,234	$6,168	A	42.4%
Hannover Ruckversicherungs	$7,089	$5,139	A	35.3%

(1)	All ratings are assigned by A.M. Best.

In December 2002, the Company entered into the 100% quota share arrangement with Rosemont Re. Rosemont Re, a subsidiary of GoshawK Insurance Holdings plc (GoshawK), is a Bermuda based property and casualty reinsurer. Rosemont Re had shareholders’ equity at December 31, 2004, of $241.7 million and had been rated A- (Excellent) by A.M. Best. In a series of announcements between October 2005 and January 2006, GoshawK reported that Rosemont Re had incurred an aggregate of estimated net property and marine reinsurance losses of approximately $130 million from Hurricanes Katrina, Rita and Wilma, that Rosemont Re had been unsuccessful in its efforts to raise additional capital, that A.M. Best had reduced its rating to B (Fair) and that the company had been placed in run-off and would be liquidated. Assets approximately equal to Rosemont Re’s estimated liabilities under the reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. The provisions of the trust are intended to comply with the requirements of the California Department of Insurance. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts.

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

	DECEMBER 31, 2005		DECEMBER 31, 2004
	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$187,957	$186,280	$145,463	$146,945
Mortgage-backed and asset-backed	87,294	85,466	89,609	88,474
Corporate	194,099	189,734	219,206	219,398

Total fixed-maturity securities	469,350	461,480	454,278	454,817
Common stocks	1,934	2,095	12,100	16,173

Total	$471,284	$463,575	$466,378	$470,990

The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. The Company’s investment portfolio of fixed-maturity securities consists primarily of intermediate-term, investment-grade securities. The Company’s investment policy provides that fixed-maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company’s fixed-maturity investments at December 31, 2005:

TYPE/RATING OF INVESTMENT(1)	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
AAA (including U.S. government and agencies)	$280,601	$276,961	60.0%
AA	45,374	44,265	9.6%
A	118,705	115,617	25.1%
BBB	24,670	24,637	5.3%

	$469,350	$461,480	100.0%

(1)	The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc. were used.

The following table sets forth certain information concerning the maturities of fixed-maturity securities in the Company’s investment portfolio as of December 31, 2005:

	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
Years to maturity:
One or less	$46,986	$46,663	10.1%
After one through five	169,953	167,084	36.2%
After five through ten	148,509	145,440	31.5%
After ten	16,608	16,827	3.7%
Mortgage-backed and asset-backed securities	87,294	85,466	18.5%

Totals	$469,350	$461,480	100.0%

The average weighted maturity of the securities in the Company’s fixed-maturity portfolio as of December 31, 2005, was 4.1 years. The average duration of the Company’s fixed-maturity portfolio as of December 31, 2005, was 3.1 years.

The Company maintains cash and highly liquid short-term investments, which at December 31, 2005, totaled $68.8 million.

The following table summarizes the Company’s investment results for the three years ended December 31, 2005, 2004 and 2003:

FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003
	(In Thousands)
Average invested assets (includes short-term investments) (1)	$545,881	$600,996	$660,769
Net investment income:
Before income taxes	17,818	19,174	21,954
After income taxes	11,582	12,463	14,334
Average annual yield on investments:
Before income taxes	3.3%	3.2%	3.3%
After income taxes	2.1%	2.1%	2.2%
Net realized investment gains
Before income taxes	4,018	1,502	216
After income taxes	2,612	976	141
Increase (decrease) in net unrealized gains on all investments after income taxes	$(8,009)	$(2,283)	$(7,484)

(1)	Includes fixed-maturity securities at amortized cost and equities at market.

In 2001 and 2002 the Company recognized significant capital gains primarily to generate statutory surplus to improve its capital adequacy ratios. In addition, the Company moved its portfolio entirely into taxable securities over the 2002-2003 time frame to maximize its cash income based on its current tax position. As a result, the majority of securities in the Company’s portfolio were purchased after 2002. The Company’s average yield may be less than other comparable insurance companies who have a portfolio of securities including securities purchased prior to 2002 when interest rates were, in general, higher.

COMPETITION

The California physician professional liability insurance market is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies and a physician-owned mutual protection trust for physician and medical group insureds. Two of the companies and the trust solicit insureds in Southern California, the Company’s primary area of operations, and each has offered competitive rates during the past few years. In addition, two of these companies have announced that they will provide some dividends to their policyholders during this next year. The Company believes that the principal competitive factors, in addition to pricing, include financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, large commercial insurance companies actively compete in this market, particularly for larger medical groups, hospitals and other healthcare facilities. The Company has considered its A.M. Best rating to be extremely important to its ability to compete. On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating to B++ (Very Good) and on October 7, 2002, further reduced the Insurance Subsidiaries’ rating to B+ (Very Good). On November 14, 2003, A.M. Best, after a review of the Company’s third quarter financial results, further reduced the Insurance Subsidiaries’ rating to B (Fair) with a negative outlook. See “A.M. Best Rating” for a description of potential impact of these reductions. See also “Risk Factors—Importance of A.M. Best Rating.”

In Delaware, the Company competes principally through its relationship with a Delaware broker, who has considerable and long-standing relationships with Delaware physician insureds.

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

The Holding Company Act also provides that the acquisition or change of “control” of a California insurance company or of any person or entity that controls such an insurance company cannot be consummated without the prior approval of the California Insurance Commissioner. In general, a presumption of “control” arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute more than 10% of the voting securities of a California insurance company or of a person or entity that controls a California insurance company, such as SCPIE Holdings. A person or entity seeking to acquire “control,” directly or indirectly, of the Company is generally required to file with the California Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

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

At December 31, 2005, the adjusted surplus level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2005, SCPIE Indemnity’s adjusted surplus level of $145.6 million exceeded this threshold by $85.9 million.

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

Prior Approval of Rates and Policies

Pursuant to the California Insurance Code, the Insurance Subsidiaries must submit rating plans, rates, and certain policies and endorsements to the Commissioner for prior approval. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms or manuals if the Insurance Commissioner does not approve these items. AHI is similarly required to make policy form and rate filings in most of the other states to permit the Company to write medical malpractice insurance in these states. AHSIC is required in many states to obtain approval to issue policies as a non-admitted excess and surplus lines insurer, but it is typically not required to obtain rate approvals.

The Company has encountered challenges to its rate applications in recent years. See “Risk Factors—Rate Increases in California.” The Commissioner approved in its entirety the Company’s most recent application, which was implemented on January 1, 2005. The Company has not requested any rate change in California for 2006.

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

Terrorism Risk Insurance Act of 2002

Under the Federal Terrorism Risk Insurance Act, effective November 26, 2002, each commercial property and casualty insurer is required to make terrorism coverage available in policies for property and liability coverages other than professional liability coverage (which is excluded under the Act). Any terrorism exclusion in a subject policy is rendered void by the Act to the extent it excludes losses covered by the Act. The federal government will pay a major share of the covered losses after a deductible is paid by the insurers. The Company provides other liability coverages in its various policies, in addition to professional liability insurance, and may be subject to the Act. The Company’s policy forms do not exclude coverage for acts of terrorism. The Company has notified its policyholders of this coverage as provided by the Act, and has informed its policyholders that no premium is currently charged for acts of terrorism coverage. The Company does not consider this coverage material to its policies, which protect its insureds principally against liability, not property losses. The law was recently extended to remain in effect until December 31, 2007.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted by Congress to ultimately simplify the healthcare administrative process. HIPAA contains a variety of provisions, including privacy and security rules designed to maintain the confidentiality, integrity and availability of “protected health information.” Protected health information includes, among other things, medical and billing records relating to medical care provided by the Company’s insureds and loss descriptions and other information relating to medical liability claims asserted by patients against such insureds. The Company has developed various documents and procedures for use with its insureds and vendors to safeguard this information from disclosure and use not permitted under HIPAA.

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

EMPLOYEES

As of December 31, 2005, the Company employed 140 persons. None of the employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of March 6, 2006, are as follows:

NAME	AGE	POSITION
Donald J. Zuk	69	President, Chief Executive Officer and Director
Ronald L. Goldberg	54	Senior Vice President, Underwriting and Marketing
Joseph P. Henkes	56	Secretary and Senior Vice President, Operations and Actuarial Services
Robert B. Tschudy	57	Senior Vice President, Chief Financial Officer and Treasurer
Edward G. Marley	45	Vice President and Chief Accounting Officer
Donald P. Newell	68	Senior Vice President, General Counsel and Director
Margaret A. McComb	61	Senior Vice President, Claims

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

ITEM 1A.    RISK FACTORS

The Company’s business involves various risks and uncertainties, some of which are discussed in this section. The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10-K and the other documents and materials filed by the Company with the SEC, as well as news releases and other information publicly disseminated by the Company from time to time.

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company, or that it currently believes to be immaterial, may also adversely affect the Company’s business. Any of the following risks or uncertainties that develop into actual events could have a materially adverse effect on the Company’s business, financial conditions or results of operations.

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

Almost all of the Company’s 2006 premiums written will be generated in California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in California, particularly Southern California. In addition, approximately 24.1% of premiums written were generated by groups of nine physicians or more. The largest group of physicians accounted for 2.5% of total premiums written in 2005 and one program of affiliated groups, accounted for 6.9% of premiums written in 2005.

Importance of Brokers

In the past few years, brokers have become increasingly important to the Company’s growth. During 2005, the Company wrote approximately 37% of its core healthcare liability business through independent brokers. The Company competes with other insurers for this brokerage business. To maintain its relationship with independent brokers, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of policyholder service and satisfaction. In addition, an insurer’s A.M. Best rating is an important factor. If a broker finds it preferable to do business with the Company’s competitors, it could be difficult to renew existing business written through such broker or attract new business.

Uncertainties of Future Expansion

From 1996 to 2001, the Company significantly expanded its healthcare liability insurance products into markets outside California. This expansion was not successful, and the Company is now “running off” this non-core healthcare liability business. At the present time, the Company has one continuing non-California program for physicians and medical groups in Delaware and may consider adding programs on a selective basis in the future. The Company cannot predict whether this remaining program will be ultimately successful or whether the

Company will have the opportunity to add such programs in Delaware or other jurisdictions, and, if so, whether any additional program will be successful. Success will depend upon, among other things, the Company’s access to sufficient capital for any future expansion and its ability to accurately underwrite the healthcare risks and adequately price its policies in these other jurisdictions in which the Company does not have current experience.

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

The availability of healthcare liability insurance, or the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the healthcare liability insurance industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the healthcare liability insurance industry in California and nationally has faced a soft insurance market. Although the Company believes that the California insurance market is improved, there can be no assurance that this improvement will continue or as to its effect on the Company’s financial condition and results of operations.

Competition

The Company competes with numerous insurance companies in the California market. The Company’s principal competitors for physicians and medical groups in California consist of three physician-owned mutual or reciprocal insurance companies, several commercial companies and a physicians’ mutual protection trust, which levies assessments primarily on a “claims paid” basis. In addition, commercial insurance companies compete for the medical malpractice insurance business of larger medical groups and other healthcare providers. Several of these competitors have greater financial resources than the Company. Between 1993 and 2002, the Company instituted overall rate increases in order to improve its underwriting results. These rate increases were higher than those implemented by most of its competitors. As a result, the Company lost some of its policyholders, in part due to its rate increases. In 2003, the Company’s rates became more competitive, as its requested rate increase for that year was delayed until the fourth quarter. In October 2003, the Company instituted an average 9.9% rate increase for California physicians and medical groups and in January 2005, implemented an additional 6.5% rate increase. The Company believes its rates remain generally competitive with those of other companies, after giving effect to these rate increases. The effect of any future rate increases on the Company’s ability to retain and expand its healthcare liability insurance business in California is uncertain.

In addition to pricing, competitive factors may include policyholder dividends, financial stability, breadth and flexibility of coverage and the quality and level of services provided. Two of the Company’s physician-owned competitors have recently announced their intention to institute or expand policyholder dividend programs in California.

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

The inherent uncertainty is greater for healthcare liability reserves where a longer period may elapse before a definite determination of ultimate claim liability is made, and where the judicial, political and regulatory climates are changing. Healthcare liability claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as healthcare liability may be slow to appear, and accordingly, the Company’s reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. The core healthcare liability net reserves account for

$256.9 million or 66.9% of total net reserves as of December 31, 2005. This portion of the reserves has the most historical experience available for actuarial analysis, and therefore should be the most predictable. A subsequent change of 1% in estimated loss cost trends based on more recent experience would have an effect of approximately $5.2 million on estimated reserve levels.

The reserves related to the non-core healthcare liability business present additional problems in determining adequate reserves. As the size of these reserves decline and the number of underlying cases decrease, the ultimate losses become more related to specific case results. Therefore, unexpected legal results in healthcare liability cases can produce unexpected reserve development. This was evident in 2004 as one adverse verdict in a Florida hospital case and an unexpected rise in severe dental claims caused a material upward development of prior years reserves. Since some of the remaining cases in the non-core healthcare liability business will ultimately go to trial many years after the event of loss, adverse verdicts or settlements at trial may affect the accuracy of future reserving. As of December 31, 2005, non-core healthcare liability reserves accounted for $60.6 million or 15.8% of total net reserves. Outstanding claims have fallen from 739 at December 31, 2003 to 431 at December 31, 2004, and to 229 at December 31, 2005.

The following table presents the net assumed reinsurance reserves (including retrospective reserves ceded under the Rosemont Re Treaty of $7.1 million, $12.7 million, and $36.3 million, respectively) by major component as of December 31:

	2005		2004	2003
	(In Thousands)
Lloyd’s Syndicates(1)	$—		$21,922	$39,091
London based business	24,427		18,873	23,176
Occupational accident business	21,780		26,561	24,460
Excess D&O liability	6,375		7,375	3,778
Bail and immigration bonds	573	(2)	3,489	—
Other	6,039		9,588	15,853

	$59,194		$87,808	$106,358

(1)	Syndicates for which the Company provided capital.
(2)	Additional net liabilities of $3.9 million representing payment requests made to the Company are included in other liabilities on the Company’s balance sheet. These net liabilities are being contested in pending arbitrations. (See “Legal Proceedings—Bail and Immigration Bond Proceedings.”)

Approximately 50% of the net assumed reinsurance reserves outstanding as of December 31, 2005 are primarily based on actuarial work performed by or for the ceding insurers. Since the time required for the ultimate losses to be reported through the world wide reinsurance system may cover several years, unexpected events are more difficult to predict.

Establishing reserves in the assumed reinsurance area is complicated by the delay in reporting that naturally occurs as information passes through the worldwide reinsurance network. In addition, sudden and catastrophic events do occur and further complicate the reserving process. Such events have caused the Company to revise upward its assumed reinsurance reserves over time. Examples of these types of events include the World Trade Center terrorist attack in 2001, the sudden collapse of GoshawK Syndicate 102 in 2003 and the collapse of a large bonding company in 2004. (See Legal Proceedings—Bail and Immigration Bond Proceedings). In 2005 a number of London based insureds including various Lloyd’s syndicates increased reserve estimates from 2000 and 2001 policy years. The Company believes that its current assumed reinsurance reserve levels are adequate, but they may vary as the Company receives new information from the ceding insurers.

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

Rate Changes in California

In September 2002, the Company filed an application with the California Department of Insurance for a rate increase for physicians and medical groups of approximately 15.6%, effective January 1, 2003. A self-styled consumer group objected to this proposed rate increase in November 2002, and requested a hearing on the application. The Department granted a hearing pursuant to state procedural rules. The hearing commenced on March 11, 2003, before an administrative law judge. The administrative law judge rendered her decision for a 9.9%

increase and the California Insurance Commissioner upheld her ruling. The Company implemented the rate increase in the fourth quarter 2003. In September 2003, the Company filed another application for a rate increase of approximately 8.9%, effective January 1, 2004. The consumer group requested a hearing on the application in November 2003. In December 2003, in order to avoid another lengthy and costly hearing, the Company withdrew its application. In May 2004, the Company filed for an overall 6.5% rate increase in California, which was again challenged by the same foundation. The Insurance Commissioner approved this application in its entirety, without a hearing, and the Insurance Subsidiaries implemented this rate increase on January 1, 2005. The Company has not applied for any California rate changes for 2006.

The Company plans to file applications for future rate changes in California that it considers justified by reason of its loss experience. The Company may encounter objections and delays in obtaining approval of any requested changes. If future rate requests are denied or significantly reduced, or if there are substantial delays in implementing a favorable decision, the Company’s operations could be adversely affected.

Necessary Capital and Surplus

Measures of capital and surplus are used in the casualty insurance industry to evaluate the safety and financial strength of an insurer. Recognized guidelines in the Company’s segment are that (i) an insurer should not operate at a ratio of net premiums written to statutory capital and surplus (policyholder surplus) greater than 1 to 1, and (ii) an insurer should not have a ratio of net loss and LAE reserves to policyholder surplus greater than 3 to 1. In recent years the Company has unfavorably exceeded both these measures because of the losses incurred in the non-core healthcare liability insurance and assumed reinsurance business. During 2004 and particularly in 2005, the Company has significantly improved its position. At December 31, 2005, the Company had a ratio of net premiums written to policyholder surplus of ..87 to 1 and a ratio of net loss and LAE reserves to policyholder surplus of 2.64 to 1. At these levels, however, the Company may have limited ability to materially expand its core business without exceeding one or both of these ratios. Moreover, the Company cannot predict whether this improvement in policyholder surplus will be sufficient to result in an improved rating from A.M. Best. In addition, the Company could experience unexpected losses and loss reserve increases similar to those experienced in recent years that would negatively impact these ratios and the Company’s overall financial strength.

The Company may need to raise additional capital through financings to improve its financial position. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, dilution to the Company’s stockholders could result, and in any case securities may have rights preferences and privileges that are senior to those of the Company’s current stockholders. If the Company’s need for capital arises because of significant losses, the occurrence of these losses may make it more difficult to raise capital. If the Company cannot obtain adequate capital on favorable terms or at all, its business, operating results and financial condition could be adversely affected.

Liquidity

The Company’s investment portfolio primarily consists of readily marketable fixed income securities. In addition, the Company holds a significant cash and short-term investment position as of December 31, 2005. Should cash needs of the Company, primarily loss reserve payments, require the unplanned sale of a portion of the fixed income portfolio when the portfolios carrying value is in excess of current market rates, losses on security sales could impact the Company’s earnings in the period of sale.

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

On February 21, 2002, A.M. Best reduced the Insurance Subsidiaries’ rating to B++ (Very Good) and further reduced the Insurance Subsidiaries’ rating to B+ (Very Good) on October 7, 2002 and to B (Fair) with a negative outlook on November 14, 2003. This puts the Insurance Subsidiaries at a competitive disadvantage with its principal California competitors. The Insurance Subsidiaries rely heavily on their longstanding policyholder relations and reputation in California, and compete principally on this basis in the California market. The Insurance Subsidiaries have not currently experienced a significant loss of business because of this A.M. Best rating; however, competitors could use their rating advantage to attract some of the Insurance Subsidiaries’ policyholders. If the Insurance Subsidiaries’ A.M. Best rating were to be further reduced, this could have a material adverse effect on the Insurance Subsidiaries’ ability to continue to write policies in some segments of the market.

Ceded Reinsurance

The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company’s ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. In general, the Company’s reinsurance agreements are for a one year term. Although the Company anticipates that it will continue to be able to obtain such reinsurance on reasonable terms, there can be no assurance that this will be the case. In the past few years, the Company experienced a number of large paid losses under its healthcare liability insurance policies that were in excess of the limits of insurance retained by the Company and thus were borne by the reinsurers.

The Company is subject to a credit risk with respect to its reinsurers because reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer’s inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company. Rosemont Re, with which the Company had the largest receivable balance at December 31, 2005, incurred substantial unexpected losses during 2005 as a result of hurricanes Katrina, Rita and Wilma. Rosemont Re has ceased writing any new business and is in run-off. Under the Company’s reinsurance arrangement with Rosemont Re, Rosemont Re assets approximately equal to the estimated liabilities are currently held in trust to satisfy the liabilities. If the liabilities increased materially in the future, the Company would have to look to Rosemont’s Re’s general assets to satisfy any liabilities not covered by the trust assets. See “Business—Ceded Reinsurance Programs.”

Highlands Insurance Group Contingent Liability

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At December 31, 2005, Highlands had established case loss reserves of $7.3 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that IBNR losses are $3.8 million, for a total loss and LAE reserve of $11.1 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The court order appointing the Receiver expressly provided that it did not constitute a finding of Highlands insolvency. On December 30, 2005, the Receiver filed a financial report for Highlands as of November 30, 2005. In the report, the Receiver filed a financial report for Highlands as of November 30, 2005. In the report, the Receiver listed total assets of $354.2 million and total liabilities of $324.6 million, not including any IBNR reserves, which are currently under review by an independent actuarial firm, nor any anticipated investment income associated with reserves.

Bail and Immigration Bond Proceedings

The Company’s Insurance Subsidiary, AHI, was a reinsurer during 2001 and 2002 under separate reinsurance agreements with Highlands and two other primary insurers covering bail and immigration bond programs administered by a single bonding company. During 2004, the bonding company failed and the primary insurers have made claims against AHI that are now part of active arbitration proceedings. The Company believes that its liability could amount to a potential loss of approximately $10.0 million. The Company’s best estimate of $6.5 million is recorded in the financial statements. See “Legal Proceedings – Bail and Immigration Bond Proceedings.” At least one of the primary insurers has not yet asserted all losses under the program, and the amount of the potential liability could be greater than presently estimated.

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

Anti-Takeover Provisions

SCPIE Holdings’ amended and restated certificate of incorporation and amended and restated bylaws include provisions that may delay, defer or prevent a takeover attempt that stockholders may consider to be in their best interests. These provisions include:

•	a classified Board of Directors;

•	authorization to issue up to 5,000,000 shares of preferred stock, par value $1.00 per share, in one or more series with such rights, obligations, powers and preferences as the Board of Directors may provide;

•	a limitation which permits only the Board of Directors, the Chairman of the Board or the President of SCPIE Holdings to call a special meeting of stockholders;

•	a prohibition against stockholders acting by written consent;

•	provisions prohibiting directors from being removed without cause and only by the affirmative vote of holders of two-thirds of the outstanding shares of voting securities;

•	provisions allowing the Board of Directors to increase the size of the Board and to fill vacancies and newly created directorships;

•	provisions that do not permit cumulative voting in the election of directors; and

•	advance notice procedures for nominating candidates for election to the Board of Directors and for proposing business before a meeting of stockholders.

The Company is subject to Section 203 of the Delaware general corporation law which, in general, prohibits a publicly held Delaware corporation from engaging in a business combination with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, unless the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. An “interested stockholder” is defined generally as a person who, together with affiliates and associates, owns or within three years prior to the determination of interested stockholder status, did own, 15% or more of a corporation’s voting stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the board of directors.

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

Fluctuations in Stock Price

The market price of the Company’s common stock price could be subject to significant fluctuations and/or may decline. Among the factors that could affect the Company’s stock price are:

•	variations in the Company’s operating results;

•	actions or announcements by our competitors;

•	actions by institutional and other stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general have recently experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of the Company’s common stock to decline.

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

The Risk-Based Capital rules provide for different levels of regulatory attention depending on the amount of a company’s total adjusted capital compared to its various RBC levels. At December 31, 2005 each of the Insurance Subsidiaries’ RBC exceeded the threshold requiring the least regulatory attention. At December 31, 2005, SCPIE Indemnity exceeded this threshold by $85.9 million. If the Company incurred sustained material losses, the Company could fall below this threshold.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for its Company headquarters. The lease is for a term of 10 years ending in 2009 and the Company has options to renew the lease for an additional 10 years. The Company moved its headquarters and principal operations to these offices in March 1999. The Company also leases office space for its claims offices in Reston, Virginia, and San Diego, California.

ITEM 3.    LEGAL PROCEEDINGS

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

Bail and Immigration Bond Proceedings

The Company’s Insurance Subsidiary, AHI, is a party to reinsurance agreements with Highlands Insurance Company, now in Receivership (Highlands), Sirius America Insurance Company (Sirius) and Aegis Security Insurance Company (Aegis), each of which acted as a primary insurer for various periods under bail and immigration bond programs administered and guaranteed by Capital Bonding Corporation (CBC), as managing general agent. As part of these programs, the primary insurers (through CBC) issued bail bonds in a number of states and also issued federal immigration bonds. AHI participated as a reinsurer of these programs during 2001 and 2002. The Company’s reinsurance participation was 20% of the bond losses during 2001 and 25% during 2002. The Company’s share of the losses under these treaties was substantially reinsured with Rosemont Re during 2002 and to a lesser extent during 2001.

During 2004, CBC failed and a significant number of bond losses emerged. There are a number of pending disputes between the primary insurers and reinsurers involved in the CBC program. AHI has been actively engaged in arbitration proceedings with each of the primary insurers to resolve these disputes. On March 6, 2006, the arbitrators in the proceeding with Aegis made a final award, under which AHI was required to pay an amount slightly in excess of that reserved by the Company at December 31, 2005. To the extent there are future LAE and bail bond losses, AHI will also be obligated to pay a ratable share. The Company does not believe that this award will result in any material net loss to the Company. The arbitration proceedings with Sirius and Highlands are ongoing.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol “SKP.” The following table shows the closing price ranges per share in each quarter, during the last two years:

2004	HIGH	LOW
First quarter	$10.02	$7.08
Second quarter	$9.10	$8.01
Third quarter	$10.07	$8.73
Fourth quarter	$10.05	$8.10
2005
First quarter	$11.42	$9.56
Second quarter	$11.61	$10.90
Third quarter	$17.88	$11.43
Fourth quarter	$21.22	$13.88
2006
First quarter (January – March 6)	$24.15	$21.41

On March 6, 2006, the closing price of the Company’s common stock was $24.15.

Stockholders of Record

The number of stockholders of record of the Company’s Common Stock as of March 6, 2006, was 5,034.

Dividends

SCPIE Holdings paid quarterly cash dividends on its common stock from 1997 to 2003. In March 2004, the Board of Directors suspended its quarterly dividends. Future payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any 12-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or statutory net income for the calendar year preceding the date the dividend is paid. Under these restrictions, neither AHI nor AHSIC may pay a dividend during 2006 to SCPIE Indemnity without regulatory approval. SCPIE Indemnity paid no dividends in 2004 and 2005 to SCPIE Holdings and is entitled to pay dividends in 2006 of up to approximately $14.5 million to SCPIE Holdings. See “Business—Regulation—Regulation of Dividends from Insurance Subsidiaries” and “Note 6 to Consolidated Financial Statements.”

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003	2002	2001
	(In Thousands, except per share data)
INCOME STATEMENT DATA:
Premiums written(1)	$126,331	$129,210	$147,039	$251,750	$280,807

Premiums earned(1)	$128,436	$136,106	$163,887	$286,063	$235,935
Net investment income	17,818	19,174	21,954	32,231	35,895
Realized investment gains and other revenue	5,201	2,042	1,152	20,940	7,909

Total revenues	151,455	157,322	186,993	339,234	279,739

Losses and loss adjustment expenses	111,156	138,927	161,366	320,516	304,473
Underwriting and other operating expenses	34,807	26,273	45,844	79,676	64,732
Interest expenses	—	—	—	66	1,416

Total expenses	145,963	165,200	207,210	400,258	370,621

Income (loss) before income tax expense (benefit)	5,492	(7,878)	(20,217)	(61,024)	(90,882)
Income tax expense (benefit)	2,024	8	(7,411)	(22,642)	(32,906)

Net income (loss)	$3,468	$(7,886)	$(12,806)	$(38,382)	$(57,976)

BALANCE SHEET DATA:
Total investments and cash and cash equivalents	$532,358	$575,780	$647,179	$719,106	$724,087
Total assets	686,964	979,635	991,250	1,063,766	977,646
Total liabilities	496,171	785,113	787,062	836,600	718,258
Total stockholders’ equity	190,793	194,522	204,188	227,166	259,388

ADDITIONAL DATA:
Basic earnings (loss) per share of common stock(2)	$0.37	$(0.84)	$(1.37)	$(4.12)	$(6.22)
Diluted earnings (loss) per share of common stock(2)	$0.36	$(0.84)	$(1.37)	$(4.12)	$(6.22)
Dividends per share of common stock	—	—	$0.40	$0.40	$0.40
Book value per share	$20.05	$20.68	$21.79	$24.34	$27.85
Statutory capital and surplus	$145,614	$136,536	$140,216	$155,785	$181,916

(1)	Premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Premiums written is a statutory measure of production levels. Premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is earned, on a pro-rata basis, as income in the financial statements for the periods presented. The change in unearned premium reconciles the difference between the two measures.
(2)	Basic earnings (loss) per share of common stock at December 31, 2005, 2004, 2003, 2002, and 2001 are computed using the weighted average number of common shares outstanding during the year of 9,455,391, 9,387,556, 9,352,070, 9,322,249, and 9,333,425 respectively. Diluted earnings per share of common stock at December 31, 2005, 2004, 2003, 2002, and 2001 are computed using the weighted average number of common shares outstanding during the year of 9,549,353, 9,387,556, 9,352,070, 9,322,249, and 9,333,425 respectively. For further discussion of basic earnings per share and diluted earnings per share, see the “Note 10 to Consolidated Financial Statements.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements include the accounts and operations of SCPIE Holdings Inc. and subsidiaries.

Certain statements in this report on Form 10-K that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this annual report on Form 10-K are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business—Risk Factors,” “Management’s Discussion and Analysis—Overview,” and “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

SCPIE Holdings is a holding company owning subsidiaries engaged in providing insurance and reinsurance products. The Company is primarily a provider of medical malpractice insurance and related liability insurance products to physicians, healthcare facilities and others engaged in the healthcare industry in California and Delaware. Previously, the Company had also been actively engaged in the medical malpractice insurance business and related products in other states and in the assumed reinsurance business. During 2002 and 2003, the Company largely completed its withdrawal from the assumed reinsurance market and medical malpractice insurance outside of California and Delaware.

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001 World Trade Center terrorist attack, the Company incurred significant losses from 2001 to 2004. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best Company (A.M. Best) and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to effect an orderly withdrawal from healthcare liability insurance markets outside of California and Delaware and from the assumed reinsurance market in its entirety. At December 31, 2003, the Company had only 379 healthcare liability insurance policies remaining in force in these other markets, all of which expired during the first quarter of 2004. In December 2002, the Company entered into a 100% quota share reinsurance agreement to retrocede to another insurer the majority of reinsurance business written in 2002 and 2001. During 2003, the Company participated in only one ongoing reinsurance syndicate and had no ongoing reinsurance participation in 2004. The Company continues to settle and pay claims incurred in the non-core healthcare and assumed reinsurance operations.

The actions taken by the Company have significantly reduced capital requirements related to the net premium written to surplus ratio in both the A.M. Best and NAIC capital adequacy models. The capital requirements associated with the reserve to surplus ratio continue to decline as the Company settles the claims in its non-core businesses.

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

Loss and Loss Adjustment Expense Reserves

Unpaid losses and loss adjustment expenses are comprised of case reserves for known claims, incurred but not reported reserves for unknown claims and “Bulk Reserves” for any potential development for known claims, and reserves for the cost of administration and settlement of both known and unknown claims. Such liabilities are established based on known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are implicitly considered in the reserving process. Establishing appropriate reserves is an inherently uncertain process; the ultimate liability may be in excess of or less than the amount provided. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made. The Company utilizes both its internal actuarial staff and independent consulting actuaries in establishing its reserves. The Company does not discount its loss and loss adjustment expense reserves.

The Company had a growing volume of assumed reinsurance between 1999 and 2002. Assumed reinsurance is a line of business with inherent volatility. Ultimate loss experience for the assumed reinsurance operation is based primarily on reports received by the Company from the underlying ceding insurers. Many losses take several years to be reported through the system. The Company relies heavily on the ceding entity’s estimates of ultimate incurred losses, especially those of Lloyd’s syndicates. Ceding entities, representing over 61.5% of the reinsurance assumed business for the 1999 to 2003 underwriting years (based on gross written premiums), submit reports to the Company containing ultimate incurred loss estimates reviewed by independent or internal actuaries of the ceding entities. These reported ultimate incurred losses are the primary basis for the Company’s reserving estimates. In other cases, the Company relies on its own internal estimates determined primarily by experience to date, individual knowledge of the specific reinsurance contract, industry experience and other actuarial techniques to determine reserve requirements.

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $383.8 million and gross reserves of $429.3 million as of December 31, 2005 respectively, not including the retrospective reserves ceded under the Rosemont Re treaty. Reserves attributable to the operating segments of the Company are as follows:

SCPIE Holdings Inc.

Summary of Loss and LAE Reserves by Segment

DECEMBER 31, 2005	CASE RESERVES	BULK & IBNR RESERVES	TOTAL GROSS RESERVES	CEDED RESERVES	TOTAL NET RESERVES
Direct Healthcare
Core	$76,726	$194,114	$270,840	$13,935	$256,905
Non-Core	42,730	20,523	63,253	2,637	60,616

	119,456	214,637	334,093	16,572	317,521
Assumed Reinsurance	59,804	35,418	95,222	28,963	66,259

	$179,260	$250,055	$429,315	$45,535	$383,780

December 31, 2004
Direct Healthcare
Core	$93,331	$182,742	$276,073	$18,842	$257,231
Non-Core	72,365	30,819	103,184	5,853	97,331

	165,696	213,561	379,257	24,695	354,562
Assumed Reinsurance	66,054	193,436	259,490	158,928	100,562

‘	$231,750	$406,997	$638,747	$183,623	$455,124

DECEMBER 31, 2003
Direct Healthcare
Core	$91,385	$175,743	$267,128	$20,940	$246,188
Non-Core	92,501	60,905	153,406	8,123	145,283

	183,886	236,648	420,534	29,063	391,471
Assumed Reinsurance	69,414	153,098	222,512	79,828	142,684

	$253,300	$389,746	$643,046	$108,891	$534,155

For most, if not all medical malpractice and other long tail liability lines of business, Bulk and IBNR reserves (which include loss adjustment expense reserves not allocated to specific cases) are the mathematical result of subtracting tabular case reserves from projected ultimate losses derived by the actuarial process. Bulk and IBNR reserves in the case of medical malpractice insurance written on a claims-made reporting policy do not generally represent late reported claims but rather expected upward case reserve movement which will be recognized as additional information develops on individual cases. In addition, Bulk and IBNR reserves relating to the assumed reinsurance business include the Lloyd’s Syndicates balances for which the Company provided capital. The Company does not possess the detailed information necessary to allocate these reserves between case reserves and bulk reserves. As of the years ended 2005, 2004 and 2003, the net reserves for these syndicates were $-0-, $21.9, and $39.1 million respectively.

The relationship between Bulk and IBNR reserves and case reserves can be significantly different between lines of insurance as well as between individual companies. These differences may result from the length of time required to adequately investigate and evaluate individual cases, a company’s individual case reserving philosophy or other reasons.

Reserve Sensitivity

Core Healthcare Reserves

The primary factor affecting the adequacy of reserve estimates in the core area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. The inherent pure loss cost trend included in the setting of the 2003, 2004 and 2005 reserves has been 4.4%, 3.3% and 2.2%, respectively. At 2005 reserve levels, a 1% change in pure loss costs trend produces a change in prior reserves of approximately $5.2 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 90% of core reserves.

Non-Core Healthcare Reserves

The sensitivity of the Company’s reserves for non-core healthcare operations is impacted by two factors: frequency and severity. Because the non-core healthcare operations are comprised of claims-made policies that are in run-off, no significant number of new claims are expected. The severity of existing reported claims will be the principal determinant of ultimate reported losses. A change in the average severity of existing claims will have a proportional increase or decrease in reported reserves.

The net reserves as of December 31, 2005 consist of the following:

	Number of Outstanding Cases	Net Case Reserves	Net Bulk and IBNR Reserves	Net Total Reserves
		(Dollars In Thousands)
Physician	157	$3,426	$44,141	$47,567
Hospital	51	6,893	3,665	10,558
Dental	21	1,903	588	2,491

Total	229	$12,222	$48,394	$60,616

During 2005 the Company closed 218 cases and opened 16 new cases. The adequacy of these reserves is primarily dependent upon achieving fair settlements with the injured parties and reasonable litigation results.

As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for Bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. The current average reserve (including Bulk and IBNR reserves) is approximately $260,000 per outstanding case. If the average settlement ultimately achieved is different by $12,000 for the current average reserve, the ultimate reserves will be affected by approximately $2.5 million.

Assumed Reinsurance Reserves—Sensitivity

General

The sensitivity of the Company’s reserves for Assumed Reinsurance is impacted primarily by three factors: the accuracy of independent actuarial reviews of particular contracts; timely reporting of losses through the worldwide reinsurance system; and the ultimate severity of large excess of loss claims.

The Company holds net reserves (including retrospective reserves ceded under the Rosemont Re treaty of $7.1 million) of $59.2 million as of December 31, 2005. The net reserves consist of the following (in thousands):

	2005
Lloyd’s Syndicates(1)	$-0-
London based business	24,427
Occupational accident business	21,780
Excess D&O liability	6,375
Bail and immigration bonds	573	(2)
Other	6,039

	$59,194

(1)	Syndicates for which the Company provided capital.
(2)	Additional net liabilities of $3.9 million representing payment requests made to the Company are included in other liabilities on the Company’s balance sheet. These net liabilities are being contested in pending arbitrations. (See “Legal Proceedings—Bail and Immigration Bond Proceedings.”)

The Occupational and Accident reserves are provided to the Company by the internal actuary for the managing general agent in charge of the programs. The Company and its independent actuaries periodically review the resulting estimates of the managing general agent’s actuary for concurrence with his estimates. The remaining reserves involve approximately 40 separate contracts primarily involving high level excess of loss contracts, both property and casualty. These contracts are subject to periodic review by the Company’s internal and independent actuaries.

The Company believes that Occupational and Accident reserves should be relatively stable at this point and the remaining reserves are based on amounts currently reported to the Company. As time passes, the ability of the underlying insureds to accurately reserve the large excess of loss type cases should improve. However, since the reporting of losses through the worldwide reinsurance market is often slow and is dependent upon the reporting by the ceding companies, the adequacy of these reserves has a potential for volatility and no assurances can be given that further adverse development will not occur.

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

Income taxes

At December 31, 2005, the Company had $51.2 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $24.9 million for a net operating loss carryforward that will begin to expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company’s core operations have historically been profitable on both a GAAP and tax basis. The losses incurred in 2001 to 2004 were primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has remained strong and improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company believes it should return to a position of taxable income, thus enabling it to utilize the net operating loss carryforward.

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

In 2001, the Company recognized that the Brown & Brown and non-standard physician programs were seriously underpriced and implemented significant premium increases in its principal non-California markets. The Company also instituted more stringent underwriting and pricing guidelines in these states. Despite the significant price increases and more stringent underwriting guidelines, the non-California programs produced significant underwriting losses in 2002, 2003 and 2004.

The Company and Brown & Brown agreed in early 2002 to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfied the stringent underwriting standards. The Company applied these same standards to the nonstandard physician policies renewed outside California. As of December 31, 2002, 813 policies were in force related to the Brown & Brown program. That number was reduced to 379 policies as of December 31, 2003. All claims-made policies in force for the non-core healthcare liability insureds expired by December 31, 2004. The Company remains exposed under extended reporting policies required to be issued upon cancellation or non-renewal of the non-core insureds. This exposure is currently reserved and declines over time.

During 2006, the Company will continue to concentrate its efforts on its core physician and medical group business in California and Delaware and settling outstanding claims in the non-core business.

Results of Operations—Direct Healthcare Liability Insurance

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. As a result of the Company’s withdrawal from certain segments of the healthcare industry, the premiums earned are allocated between core and non-core premium. Core premium represents California and Delaware business excluding the Brown & Brown dental program and hospital business. Non-core business represents business related to physician and dental programs formerly conducted for the Company primarily in states outside California and Delaware by Brown & Brown, other state non-standard physician programs and hospital programs including those in California. The following tables summarize by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated:

Direct Healthcare Liability Insurance Segment

Underwriting Results

(Dollars In Thousands)

YEAR ENDED DECEMBER 31, 2005	CORE	NON-CORE	TOTAL
Premiums written	$126,872	$377	$127,249

Premiums earned	$127,556	$393	$127,949
Losses and LAE incurred	90,463	(2,297)	88,166
Underwriting expenses	25,900	78	25,978

Underwriting profit	$11,193	$2,612	$13,805

Loss ratio	70.9%
Expense ratio	20.3%
Combined ratio	91.2%
Net reserves held	$256,905	$60,616	$317,521

YEAR ENDED DECEMBER 31, 2004
Premiums written	$128,641	$(1,807)	$126,834

Premiums earned	$123,194	$(1,716)	$121,478
Losses and LAE incurred	99,302	11,288	110,590
Underwriting expenses	25,742	392	26,134

Underwriting loss	$(1,850)	$(13,396)	$(15,246)

Loss ratio	80.6%
Expense ratio	20.9%
Combined ratio	101.5%
Net reserves held	$257,231	$97,331	$354,562

YEAR ENDED DECEMBER 31, 2003
Premiums written	$123,251	$5,338	$128,589

Premiums earned	$119,148	$12,312	$131,460
Losses and LAE incurred	105,530	27,504	133,034
Underwriting expenses	24,402	3,832	28,234

Underwriting loss	$(10,784)	$(19,024)	$(29,808)

Loss ratio	88.6%
Expense ratio	20.5%
Combined ratio	109.1%
Net reserves held	$246,188	$145,283	$391,471

Core Business

Premiums written for the core direct healthcare liability insurance business decreased 1.4% in 2005 due to a decrease in the number of insureds that was not offset by the rate increase of 6.5% in 2005. Premiums written increased 4.4% and 5.4% in 2004 and 2003, respectively, due to a rate increase of 9.9% in October 2003 that more than offset a decrease in the number of insureds in both these years. Premiums earned in the core business increased 3.5%, 3.4% and 2.6% in 2005, 2004 and 2003, respectively, primarily due to the rate increases. The Company has historically had a high renewal rate in its core business. The renewal rates of insureds who were offered renewal was 95% for 2005 and 92% for 2004 and 2003. The Company primarily loses insureds due to underwriting actions taken by the Company, insureds moving to competitors, leaving their practice, retiring or joining a health facility that provides for their insurance. These losses are offset by new sales activities. New policies written in 2005, 2004, and 2003 were 1,077, 1,124, and 1,225, respectively. The core business policies inforce at year end 2005, 2004, and 2003 were 10,397, 10,684, and 11,137 policies, respectively.

The loss ratio (losses and LAE related to premiums earned) for 2005 was 70.9% compared to a loss ratio of 80.6% and 88.6% for 2004 and 2003, respectively. The change in loss ratio primarily reflected increases in average claim costs offset by a significant decline in the frequency of claims, favorable development on prior year reserves and the effect of the average rate increases on earned premiums.

The underwriting expense ratio (expenses related to premiums earned) remained relatively unchanged at 20.3% in 2005 compared to 20.9% and 20.5% in 2004 and 2003.

Non-Core Business

The premiums written and earned in 2005 are generated by policyholders exercising their right to purchase tail coverage. The negative premiums written and earned in 2004 represent reinsurance premiums paid by the Company in connection with the reinstatement of excess of loss layers for older years. Premiums written decreased in 2003 to $5.3 million from $21.9 million in 2002. This resulted from the significant decline in the number of insureds from 2,997 at December 31, 2001, to 813 and 379 insureds at December 31, 2002 and 2003, respectively. The decline in insureds resulted from the Company’s actions taken to withdraw from this business. After March 6, 2003, no new or renewal business was written in the non-core programs.

The underwriting gain in 2005 is primarily the result of reserve reductions for prior losses. The underwriting loss incurred in 2004 is primarily due to two adverse litigation decisions, reserve increases attributable to older years on dentists coverage and a general reserve increase of $3.0 million in the fourth quarter 2004. The underwriting loss in 2003 arose primarily due to reserve increases for prior losses.

The Company made significant progress in 2005 in settling claims related to non-core healthcare liability business in run-off. Total net reserves declined from $97.3 million at December 31, 2004 to $60.6 million at December 31, 2005, and outstanding claims decreased from 431 at December 31, 2004 to 229 at December 31, 2005. Sixteen new claims were reported in 2005 compared to 78 in 2004.

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

Assumed Reinsurance—Background

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

As a result of the Company’s decline in capital and surplus from the World Trade Center losses and losses incurred in healthcare insurance outside California, A. M. Best reduced the Insurance Subsidiaries ratings below the A- (Excellent) rating. Many ceding companies and companies in assumed reinsurance syndicates are reluctant to deal with insurers whose ratings are below A-, which made it more difficult for the Company to remain in the assumed reinsurance market.

During 2002, the Company pursued various financial alternatives to improve its capital position, including a complete or partial divestiture of its assumed reinsurance operations. In December 2002, the Company entered into a quota share reinsurance transaction with Rosemont Reinsurance Ltd. (Rosemont Re) (formerly known as GoshawK Reinsurance Limited), a Bermuda reinsurance subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based Lloyd’s underwriter (GoshawK), under which the Company ceded to Rosemont Re almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The Company retained certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company continued to participate in one Lloyd’s syndicate for the 2003 underwriting year. The Rosemont Re treaty relieved the Company of underwriting leverage and improved the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. Other than net premiums written of $18.3 million and $1.2 million from one Lloyd’s syndicate in 2003 and 2004, respectively, the Company had no significant premiums written from prior year contracts.

GoshawK, the parent of Rosemont, suffered serious underwriting losses in late 2003. As a result, the Company incurred significant losses attributable to its participation in the GoshawK underwriting syndicate and a $9.6 million loss in its holdings of GoshawK capital stock. The losses suffered by GoshawK did not materially affect the financial condition of Rosemont Re at that time. However, due to significant hurricane losses reported in 2005, A.M. Best has reduced its rating of Rosemont Re to B (Fair) and the company has been placed in run-off and will be liquidated. Assets approximately equal to Rosemont Re’s estimated liabilities under its reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts.

Results of Operations—Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated:

	Assumed Reinsurance Segment Underwriting Results (In Thousands)
FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003
Premiums written	$(918)	$2,376	$18,450

Premiums earned	$487	$14,628	$32,427
Underwriting expenses
Losses	22,990	28,337	28,332
Underwriting and other operating expenses	8,829	139	17,610

Underwriting loss	$(31,332)	$(13,848)	$(13,515)

Net reserves (including retrospective reserves ceded) held	$59,194	$87,808	$106,358

The Company ceased writing assumed reinsurance business at the end of the 2003 underwriting year. The premiums written in 2003 and 2004 are almost entirely attributable to the one Lloyd’s syndicate that the Company supported in 2003. The premiums earned in 2005 are also attributable to this syndicate. Premiums earned in 2004 and 2003 also include some premiums written in earlier periods that were not ceded to Rosemont Re.

The underwriting loss incurred in 2005 in the assumed reinsurance segment was primarily attributable to adjustments made to amounts ceded to Rosemont Re following a review by the parties in the third quarter, costs associated with closing the last syndicate at Lloyd’s for which the Company provided capital, and upward development on London based business, including Lloyd’s syndicates.

The underwriting loss in 2004 was principally attributable to unexpected adverse loss development during 2004 principally in connection with the Lloyd’s syndicates, additional losses incurred under a single excess of loss directors and officers liability insurance treaty, and losses involving issuers of bail and immigration bonds. The 2003 underwriting loss was principally attributed to the failure of GoshawK Syndicate 102 and upward development in World Trade Center losses.

Net loss reserves related to the assumed reinsurance segment declined from $87.8 million at December 31, 2004 to $59.2 million in 2005 as reserves were settled and 2002 and 2003 underwriting years for the London syndicates closed and settlements were made in 2005.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively ceded all of the unearned premium and future reported premium after June 30, 2002, for the assumed business written for underwriting years 2001 and 2002 by the Company ($38.0 million in 2003, $(0.1) million in 2004 and $(0.4) million in 2005). This treaty relieved the Company of significant underwriting risk and written premium leverage and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company is required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3% or an estimated $24.0 million. The additional premium reduced 2003, 2004 and 2005 earned premium by $5.5, $(0.4), and $(0.01) million, respectively.

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

Other Operations

YEAR ENDED DECEMBER 31,	2005	2004	2003
	($ in Thousands)
Net investment income	$17,818	$19,174	$21,954
Net realized investment gains	4,018	1,502	216
Average invested assets	545,881	600,996	660,769
Average rate of return before taxes	3.3%	3.2%	3.3%

Net investment income decreased to $17.8 million for 2005 from $19.2 million in 2004 and $22.0 million in 2003. The decrease in net investment income is primarily related to the reduction in invested assets as losses are settled and paid in the non-core areas.

In 2005 the Company sold its stock interest in a privately held insurance company for a $4.4 million dollar gain.

The net realized gains of 2003 includes a $9.6 million write down of the Company’s GoshawK stock investment in the third quarter of the year offset by other gains recognized to increase statutory surplus. The GoshawK stock was sold in early 2004.

Income Taxes

The Company had an income tax expense in 2005 and 2004 compared to a benefit in 2003. During the third quarter 2004, the Company settled with the California Franchise Tax Board (FTB) for $4.0 million, an assessment received in 2002. Legislation enacted in California during the third quarter of 2004 restored 80% of a deduction provision under which insurance holding companies had for many years deducted all dividends received from their insurance company subsidiaries. The $4.0 million settlement is included in income taxes and offsets a federal tax benefit for the year of $3.9 million.

The Company currently has a net deferred tax asset of $51.2 million as of December 31, 2005, of which $24.9 million relates to a net operating loss carryforward which expires in 2021. The Company will be able to utilize this carryforward to reduce taxes in future periods. The losses in recent years which gave rise to the operating loss carryforward were primarily generated by underwriting losses in the non-core direct healthcare liability and assumed reinsurance businesses. Since these operations are now in run-off and the core business has historically been profitable on both a GAAP and tax basis after consideration of investment income, the Company’s projections indicate that it is more likely than not that the net operating carryforward will be fully utilized within the carryforward period.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During 2005, 2004 and 2003, the Company had negative cash flow from operations of $20.2 million, $63.3 million and $46.8 million, respectively. The negative cash flow during this period is primarily related to the declining premium receipts and the increasing claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. As the Company continues to pay-off non-core healthcare liability and assumed reinsurance reserves generated by prior years written premiums, the Company may continue to have negative cash flow from operations.

The Company maintains a significant portion of its investment portfolio in high-quality, short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $68.8 million, or 12.9% of invested assets, at December 31, 2005. The Company believes that all of its short-term and fixed-maturity securities are readily marketable and have scheduled maturities in line with projected cash needs.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8.0% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $2.1 million at December 31, 2005 compared to $16.2 million at December 31, 2004. The Company plans to continue its emphasis on fixed maturity securities investments.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its Insurance Subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The Insurance Subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2005 without prior regulatory approval is approximately $14.5 million.

Common stock dividends paid to stockholders were $0.40 per share in 2003. These dividends were funded through dividends received from the Insurance Subsidiaries in prior years. In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of December 31, 2005, SCPIE Holdings held cash and short-terms securities of $3.4 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the Insurance Subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position has been weakened by the losses in the non-core business. The Company’s current rating from A.M. Best is B (Fair), with a negative outlook. A.M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The Company believes that it has strengthened its capital adequacy position at December 31, 2005, under the methodology followed by A.M. Best, but does not know whether this will result in a rating change. The NAIC has developed a different methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2005, the RBC level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2005, SCPIE Indemnity exceeded this threshold by $85.9 million.

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

The Company may determine that it is in its best interests to raise additional capital through financings to improve its financial position and grow its business. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company.

CONTRACTUAL COMMITMENTS

The Company has certain contractual obligations and commercial commitments principally for providing for the payments of loss and LAE expenses, operating leases for office space for its headquarters and letters of credit to provide security in connection with the assumed reinsurance segment. The table below presents the contractual payments estimated to be due by period or expiration period for each obligation or commitment:

Contractual commitments as of December 31, are as follows:

	2006	2007	2008	2009	2010	Thereafter
	Payments Due by Period (In Thousands)
Loss and LAE Reserve Payments	$139,715	$93,891	$54,701	$33,289	$23,394	$38,790
Operating Leases	2,989	3,141	2,627	58	55	-0-

	$142,704	$97,032	$57,328	$33,347	$23,449	$38,790

Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates, and the ultimate payment dates are subject to a number of variables and uncertainties. The liability shown in the table represents the Company’s best estimate of the unpaid cost of settling claims, including claims that have been incurred but not yet reported, and the time period in which such claims will be resolved. The amounts shown are net of any reinsurance that the Company estimates will be recoverable on resolution of the claims. A portion of the assumed reinsurance business, principally the occupational and accident reserves, are on a funds withheld basis and therefore the projected reserve payments ($21.8 million after 2010) in the preceding table will be settled by a draw down of funds withheld balances rather than cash.

In November 2001, the Company arranged a letter of credit facility in the amount of $50 million with Barclays Bank PLC. This facility was amended in June, 2005. Letters of credit issued under the facility fulfill the requirements of Lloyd’s and guarantee loss reserves under reinsurance contracts. As of December 31, 2005, letter of credit issuance under the facility was approximately $44.5 million. Securities of $48.9 million are pledged as collateral under the facility.

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

The Company invests its assets primarily in fixed-maturity securities, which at December 31, 2005, comprised 86.7% of total investments at market value. Corporate bonds represent 41.1% and U.S. government bonds represent 40.4% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for .4% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed-maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at December 31, 2005 was 3.1 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At December 31, 2005, the investment portfolio included $7.7 million in net unrealized losses. At December 31, 2004, the carrying value of the investment portfolio included $4.6 million in net unrealized gains.

The Company’s invested assets are subject to interest rate risk. The following table presents the effect on current estimated fair values of the fixed-maturity securities available for sale and common stocks assuming a 100-basis-point (1.0%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices as Indicated Below
	(In Thousands)
December 31, 2005
Interest rate risk*
Fixed-maturity securities available for sale	$461,480	$461,480	$447,912
Equity price risk**
Common stocks	$2,095	$2,095	$1,886
December 31, 2004
Interest rate risk*
Fixed-maturity securities available for sale	$454,817	$454,817	$438,398
Equity price risk**
Common stocks	$16,173	$16,173	$14,556

*	Adjusted interest rates assume a 100-basis-point (1.0%) increase in market rates
**	Adjusted equity prices assume a 10% decline in market values

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In connection with the preparation of this Annual Report on Form 10-K and the audit of the Company’s consolidated financial statements, Ernst & Young LLP (“E&Y”) identified a matter that might reasonably be thought to bear on its independence. Seven years before joining the Company in May 2002, Robert Tschudy, Chief Financial Officer, was a partner with E&Y. After leaving E&Y in 1995, Mr. Tschudy was the chief financial officer of another public company until 2001. Based on his prior service with E&Y, Mr. Tschudy was entitled to standard E&Y retirement benefits consisting of fixed annual payments payable at a future date. To date, Mr. Tschudy has not received any E&Y retirement benefit payments as he has not met the requisite age. A portion of the fixed future payments, actuarially estimated to be those expected to be paid in 2016 and thereafter, was not fully funded and therefore could have been viewed as “dependent on the revenues, profits or earnings” of E&Y, which is inconsistent with the auditor independence rules of the Securities and Exchange Commission. On March 9, 2006, Mr. Tschudy and E&Y addressed this matter by transferring the previously unfunded portion of Mr. Tschudy’s retirement benefits into a rabbi trust. The fixed annual amount to be paid to Mr. Tschudy in respect of his E&Y retirement benefits remains unchanged. As a result of the transfer of funds to the rabbi trust, Mr. Tschudy’s E&Y retirement benefit is now fully funded.

After reviewing this matter, E&Y concluded that there was no impairment of its independence for its audits of the fiscal years 2002 through 2005. The Board of Directors and the Audit Committee of the Company concluded that E&Y’s capacity for objective judgment was not and is not diminished and that a reasonable investor would not perceive that an impairment of independence affecting the integrity of the financial statements has occurred.

The Company’s Consolidated Financial Statements and related notes, including supplementary data, are set forth in the “Index” on page 52 hereof.

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

The Company has conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the criteria related to internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SCPIE Holdings Inc.

We have audited management’s assessment, included in the accompanying report from management, that SCPIE Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. SCPIE Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SCPIE Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SCPIE Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCPIE Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of SCPIE Holdings, Inc. and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

March 9, 2006

Los Angeles, California

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2005 (the “Proxy Statement”) and is incorporated herein by reference:

•	Information regarding directors of the Company is set forth under “Election of Directors.”

•	Information regarding the Company’s Audit Committee and designated “audit committee financial expert” is set forth under “Election of Directors—Meetings and Committees of the Board.”

•	Information on the Company’s code of business conduct and ethics for directors, officers and employees, is set forth under “Election of Directors—Code of Business Conduct and Ethics.”

•	Information under Section 16A beneficial ownership reporting compliance is set forth under “Stock Ownership” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1) and (a)(2) and (c) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the “Index—Financial Statements and Financial Statement Schedules—Annual Report on Form 10-K” filed on page 52 of this Form 10-K report.

(a)	(3) Exhibits:

NUMBER	DOCUMENT
2.	Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement effective as of January 2, 2006, between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of January 2, 2006 (filed with the Company’s Current Report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.31*	SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32*	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.33	Inter-Company Pooling Agreement effective January 1, 1997 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.34	SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.36	Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.50*	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

10.51*	Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.52*	Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.53*	Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.55	Amendment and Restatement Agreement dated June 28, 2005, relating to an Insurance Letters of Credit Agreement dated as of November 15, 2001 by and among Barclays Bank PLC and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company, American Healthcare Specialty Healthcare Company and SCPIE Underwriting, Limited.

10.56*	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001 (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

NUMBER	DOCUMENT
10.57	Amendment to Program Administrators Agreement dated as of March 6, 2002 by and between the Professional Programs Division of Brown & Brown, Inc., on the one hand, and SCPIE Indemnity Company and American Healthcare Indemnity Company, on the other hand (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.59*	Form of Stock Option Agreement under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.60*	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.61*	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.62	Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.63	First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.65*	Deferred Compensation Agreement dated as of January 3, 2005, by and between SCPIE Management Company and Donald P. Newell (filed with the Company’s Current Report on Form 8-K on January 5, 2005 and incorporated herein by reference).

10.66*	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.67	Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.68	Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.69*	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.70*	2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.71*	Form of Restricted Stock Agreement for Independent Directors (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.72*	First Amendment to the 2003 Amended and Restated Equity Participation Plan (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.73*	Amendment 2004-1 to the Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.75	Addendum No. 3 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2005.

10.78	Second Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 12, 2004 and incorporated herein by reference).

10.79*	Amendment #2 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 15, 2004 and incorporated herein by reference).

10.80*	Form of Deferred Stock and Dividend Equivalent Agreement for Independent Directors (filed with the company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.81	Termination Agreement dated March 8, 2006, relating to Reinsurance to Close Administration and Management Agreement among the Company, KILN Underwriting Limited, KILN PLC, and Chaucer Syndicates Limited.

NUMBER	DOCUMENT
10.82	First—Third Excess of Loss Reinsurance Contract 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2004 (filed with the Company’s Annual Report on Form 10-K on March 16, 2005 and incorporated herein by reference.

10.83	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2005.

10.84	Deferred Compensation Agreement dated as of December 8, 2005 between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.85	Deferred Compensation Agreement dated as of December 8, 2005 between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.86	Amendment to Employment Arrangement dated as of December 8, 2005 between Donald P. Newell and SCPIE Holdings, Inc. (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.87	Deferred Compensation Agreement dated as of January 1, 2001, between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated October 23, 2002 (filed with the Company’s Annual Report on 10-K on March 31, 2003 and incorporated herein by reference).

10.88	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2006.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

March 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD J. ZUK Donald J. Zuk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2006

/s/ ROBERT B. TSCHUDY Robert B. Tschudy	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 23, 2006

/s/ EDWARD G. MARLEY Edward G. Marley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 23, 2006

/s/ MITCHELL S. KARLAN, M.D. Mitchell S. Karlan, M.D.	Chairman of the Board and Director	March 23, 2006

/s/ WILLIS T. KING, JR. Willis T. King, Jr.	Director	March 23, 2006

/s/ LOUIS H. MASOTTI, PH.D. Louis H. Masotti, Ph.D.	Director	March 23, 2006

/s/ JACK E. MCCLEARY, M.D. Jack E. McCleary, M.D.	Director	March 23, 2006

/S/ CHARLES B. MCELWEE, M.D. Charles B. McElwee, M.D.	Director	March 23, 2006

/s/ WENDELL L. MOSELEY, M.D. Wendell L. Moseley, M.D.	Director	March 23, 2006

/s/ DONALD P. NEWELL Donald P. Newell	Director	March 23, 2006

/s/ WILLIAM A. RENERT, M.D. William A. Renert, M.D.	Director	March 23, 2006

/s/ HENRY L. STOUTZ, M.D. Henry L. Stoutz, M.D.	Director	March 23, 2006

/s/ REINHOLD A. ULLRICH, M.D. Reinhold A. Ullrich, M.D.	Director	March 23, 2006

/s/ RONALD H. WENDER, M.D. Ronald H. Wender, M.D.	Director	March 23, 2006

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SCPIE Holdings Inc.

We have audited the accompanying consolidated balance sheets of SCPIE Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings, Inc. and its subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 9, 2006

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004
ASSETS
Securities available-for-sale (Note 2):
Fixed maturity investments, at fair value (amortized cost 2005—$469,350; 2004—$454,278)	$461,480	$454,817
Equity investments, at fair value (cost 2005—$1,934; 2004—$12,100)	2,095	16,173

Total securities available-for-sale	463,575	470,990
Mortgages	—	10,400
Cash and cash equivalents	68,783	94,390

Total investments and cash and cash equivalents	532,358	575,780
Accrued investment income	5,874	5,849
Premiums receivable	18,731	12,603
Assumed reinsurance receivable	6,960	119,937
Reinsurance recoverable (Note 4)	55,933	197,520
Deferred policy acquisition costs	7,120	9,063
Deferred federal income taxes, net (Note 5)	51,214	48,454
Property and equipment, net	2,449	2,954
Other assets	6,325	7,475

Total assets	$686,964	$979,635

LIABILITIES
Reserves:
Losses and loss adjustment expenses (Note 3)	$429,315	$638,747
Unearned premiums	41,705	43,811

Total reserves	471,020	682,558
Amounts held for reinsurance	4,818	77,519
Other liabilities	20,333	25,036

Total liabilities	496,171	785,113
Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2005—9,516,916; 2004—9,404,604 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	259,645	256,177
Treasury stock, at cost 2005—2,775,175 shares and 2004—2,887,487 shares	(97,063)	(97,654)
Subscription notes receivable	(2,649)	(3,018)
Accumulated other comprehensive income (loss)	(6,268)	1,889

Total stockholders’ equity	190,793	194,522

Total liabilities and stockholders’ equity	$686,964	$979,635

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003
REVENUES
Net premiums earned (Note 4)	$128,436	$136,106	$163,887
Net investment income (Note 2)	17,818	19,174	21,954
Realized investment gains (Note 2)	4,018	1,502	216
Other revenue	1,183	540	936

Total revenues	151,455	157,322	186,993
EXPENSES
Losses and loss adjustment expenses (Note 3)	111,156	138,927	161,366
Underwriting and other operating expenses (Note 1 and Note 4)	34,807	26,273	45,844

Total expenses	145,963	165,200	207,210

Income (loss) before income tax expense (benefit)	5,492	(7,878)	(20,217)
Income tax expense (benefit) (Note 5)	2,024	8	(7,411)

Net income (loss)	$3,468	$(7,886)	$(12,806)

Basic income (loss) per share of common stock (Note 10)	$0.37	$(0.84)	$(1.37)
Diluted income (loss) per share of common stock (Note 10)	$0.36	$(0.84)	$(1.37)

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2003	$1	$37,805	$280,609	$(98,830)	$(3,592)	$11,173	$227,166
Net loss	—	—	(12,806)	—	—	—	(12,806)
Unrealized losses on securities, net of applicable income tax benefit of $2,828	—	—	—	—	—	(6,820)	(6,820)
Change in minimum pension liability, net of applicable income taxes of ($154)	—	—	—	—	—	286	286
Unrealized foreign currency loss	—	—	—	—	—	(478)	(478)

Comprehensive loss							(19,818)
Treasury stock reissued	—	—	—	824	—	—	824
Cash dividends	—	—	(3,740)	—	—	—	(3,740)
Stock subscription notes repaid	—	—	—	—	280	—	280
Other	—	(524)	—	—	—	—	(524)

BALANCE AT DECEMBER 31, 2003	1	37,281	264,063	(98,006)	(3,312)	4,161	204,188
Net loss	—	—	(7,886)	—	—	—	(7,886)
Unrealized losses on securities, net of applicable income tax benefit of $1,229	—	—	—	—	—	(2,283)	(2,283)
Change in minimum pension liability, net of applicable income tax benefit of $105	—	—	—	—	—	(195)	(195)
Unrealized foreign currency gain	—	—	—	—	—	206	206

Comprehensive loss							(10,158)
Treasury stock reissued	—	(154)	—	352	—	—	198
Stock subscription notes repaid	—	—	—	—	294	—	294

BALANCE AT DECEMBER 31, 2004	1	37,127	256,177	(97,654)	(3,018)	1,889	194,522
Net Income	—	—	3,468	—	—	—	3,468
Unrealized losses on securities, net of applicable income tax benefit of $4,312	—	—	—	—	—	(8,009)	(8,009)
Change in minimum pension liability, net of applicable income taxes of ($25)	—	—	—	—	—	47	47
Unrealized foreign currency gain	—	—	—	—	—	(195)	(195)

Comprehensive loss							(4,689)
Treasury stock reissued	—	—	—	591	—	—	591
Stock subscription notes repaid	—	—	—		369	—	369

BALANCE AT DECEMBER 31, 2005	$1	$37,127	$259,645	($97,063)	($2,649)	($6,268)	$190,793

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003
OPERATING ACTIVITIES
Net Income (Loss)	$3,468	$(7,886)	$(12,806)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provisions for amortization and depreciation	15,280	7,061	11,037
Provision for deferred federal income taxes	2,024	8	(7,411)
Realized investment gains	(4,018)	(1,502)	(216)
Changes in operating assets and liabilities:
Accrued investment income	(25)	1,677	631
Premium receivable	106,849	(12,428)	(2,777)
Reinsurance recoverable	141,587	(45,691)	1,760
Deferred policy acquisition costs	1,943	353	(2,558)
Deferred federal income taxes	(4,784)	(4,737)	10,944
Loss and loss adjustment expense reserves	(209,432)	(4,299)	(7,625)
Unearned premiums	(2,106)	(6,896)	(16,849)
Amounts held for reinsurance	(72,701)	10,296	(20,478)
Other assets	6,372	1,794	4,162
Other liabilities	(4,703)	(1,050)	(4,586)

Net cash used in operating activities	(20,246)	(63,300)	(46,772)

INVESTING ACTIVITIES
Purchases—fixed maturities	(118,532)	(163,475)	(644,318)
Sales—fixed maturities	66,422	229,526	617,153
Maturities—fixed maturities	31,171	25,288	4,480
Sales—equities	14,618	3,764	3,925
Sale of other investments	—	—	15,000

Net cash (used in) provided by investing activities	(6,321)	95,103	(3,760)

FINANCING ACTIVITIES
Purchase of treasury stock, net and repayment of stock subscription notes	960	492	580
Cash dividends	—	—	(3,740)

Net cash provided by (used in) financing activities	960	492	(3,160)

(Decrease) increase in cash and cash equivalents	(25,607)	32,295	(53,692)
Cash and cash equivalents at beginning of year	94,390	62,095	115,787

Cash and cash equivalents at end of year	$68,783	$94,390	$62,095

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgages—Real Estate—The Company held a $10.4 million, 6.125% 7-year mortgage note at December 31, 2004. The mortgage note was paid in full in 2005

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

	2005	2004	2003
	(In Thousands)
Balance at beginning of year	$9,063	$9,416	$6,858
Costs deferred	6,348	8,243	12,824
Costs amortized	(8,291)	(8,596)	(10,266)

Balance at end of year	$7,120	$9,063	$9,416

As the Company has reduced its assumed reinsurance operations and operations in other states, the corresponding commissions and fronting fee arrangements have resulted in an overall decrease in acquisition costs during 2003, 2004 and 2005.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years. Property and equipment consist of the following:

YEAR END DECEMBER 31,	2005	2004
	(In Thousands)
Leasehold improvements	$5,489	$5,445
Furniture and equipment	2,008	2,200

	7,497	7,645
Accumulated depreciation	(5,048)	(4,691)

Property and equipment, net	$2,449	$2,954

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of fixed-maturity investments. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

Ceded reinsurance is placed with a number of individual companies and syndicates at Lloyd’s of London to avoid concentration of credit risk. For the year ended December 31, 2005, approximately 23.8% of total reinsurance receivable were recoverable with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A- or better: including $6.2 million from Lloyd’s of London syndicates, and $7.1 million from Hannover Ruckversicherungs. The Company has a reinsurance receivable as of December 31, 2005 of $37.1 million from Rosemont Re, a company with an A.M. Best rating of B. The receivable is fully collateralized by funds held in trust for the benefit of the Company.

STOCK-BASED COMPENSATION

As of December 31, 2005, the Company has a stock-based employee and nonemployee compensation plan more fully described in Note 9.

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

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance; the principles that the Company currently employs to account and report its employee stock option awards. On April 14, 2005, the Securities and Exchange Commission issued a Final Rule amending Regulation S-X to revise the date for compliance with SFAS No. 123R so that each registrant that is not a small business owner will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company has adopted the provisions of SFAS No. 123R in January 2006. The Company does not believe that the adoption of 123R will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No, 154”). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change In accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no other accounting standards issued during 2005 that are expected to have a material impact on the Company’s consolidated financial statements.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2. INVESTMENTS

The Company’s investments in available-for-sale securities are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Year End December 31, 2005	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$187,957	$447	$2,124	$186,280
Mortgage-backed and asset-backed	87,294	79	1,907	85,466
Corporate	194,099	266	4,631	189,734

Total fixed-maturity securities	469,350	792	8,662	461,480
Common stocks	1,934	161	—	2,095

Total	$471,284	$953	$8,662	$463,575

Year End December 31, 2004
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$145,463	$2,141	$659	$146,945
Mortgage-backed and asset-backed	89,609	309	1,444	88,474
Corporate	219,206	1,966	1,774	219,398

Total fixed-maturity securities	454,278	4,416	3,877	454,817
Common stocks	12,100	4,073	—	16,173

Total	$466,378	$8,489	$3,877	$470,990

The fair values of fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values of equity securities are based on quoted market prices.

The amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2005, are summarized by stated maturities as follows:

	AMORTIZED COST	FAIR VALUE
	(In Thousands)
Years to maturity:
One or less	$46,986	$46,663
After one through five	169,953	167,084
After five through ten	148,509	145,440
After ten	16,608	16,827
Mortgage-backed and asset-backed securities	87,294	85,466

Totals	$469,350	$461,480

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

Major categories of the Company’s investment income are summarized as follows:

YEAR ENDED DECEMBER 31,	2005	2004	2003
	(In Thousands)
Fixed-maturity investments	$16,518	$20,196	$22,116
Equity investments	—	—	234
Other	3,297	1,185	1,557

Total investment income	19,815	21,381	23,907
Investment expenses	1,997	2,207	1,953

Net investment income	$17,818	$19,174	$21,954

Realized gains and losses from sales of investments are summarized as follows:

YEAR ENDED DECEMBER 31,	2005	2004	2003
	(In Thousands)
Fixed-maturity investments:
Gross realized gains	$1,336	$4,061	$13,749
Gross realized losses	(1,936)	(3,038)	(2,757)

Net realized (losses) gains on fixed-maturity investments	(600)	1,023	10,992
Equity investments—gross realized gains (losses)	4,618	475	(10,172)
Net other gains (losses)	—	4	(604)

Total net realized gains	$4,018	$1,502	$216

Included in net other gains (losses) for 2003 is the $2.5 million loss on the sale of real estate holdings in 2003, a $0.5 million realized gain on the sale of a hedge fund and a $1.5 million gain on the sale of Lloyd’s syndicate holdings in 2003 by the Company’s U.K. subsidiary.

The change in the Company’s unrealized appreciation (depreciation) on fixed-maturity securities was $(8.4) million, $(2.8) million and $11.8 million for the years ended December 31, 2005, 2004 and 2003, respectively; the corresponding amounts for equity securities were $(3.9) million, $(0.7) million and $0.3 million.

The Company held 125 investment positions with unrealized losses as of December 31, 2005. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 67 securities that were in an unrealized loss position for 12 months or more.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$976	$92,858	$1,148	$61,492	$2,124	$154,350
Mortgage-backed and asset-backed	36	12,553	1,871	67,876	1,907	80,429
Corporate	1,817	104,892	2,814	74,280	4,631	179,172

Total	$2,829	$210,303	$5,833	$203,648	$8,662	$413,951

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 2005, 2004 and 2003.

DECEMBER 31,	2005	2004	2003
	(In Thousands)
Reserves for losses and LAE—at beginning of year	$638,747	$643,046	$650,671
Less reinsurance recoverables—at beginning of year	183,623	108,891	85,930

Reserves for losses and LAE, net of related reinsurance recoverable—at beginning of year	455,124	534,155	564,741

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	113,128	123,027	169,474
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	(1,972)	15,900	(8,108)

Incurred losses during the year, net of reinsurance	111,156	138,927	161,366

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	24,466	10,776	18,424
Prior years	158,034	207,182	173,528

Total payments during the year, net of reinsurance	182,500	217,958	191,952

Reserve for losses and LAE, net of related reinsurance recoverable—at end of year	383,780	455,124	534,155
Reinsurance recoverable for losses and LAE—at end of year	45,535	183,623	108,891

Reserves for losses and LAE, gross of reinsurance recoverable—at end of year	$429,315	$638,747	$643,046

The decrease during 2005 in estimated losses and LAE occurring in prior years was attributable to favorable loss experience in both core and non-core direct healthcare liability insurance, partially offset by adverse experience in the assumed reinsurance business. The increase during 2004 was primarily attributable to the adverse loss experience in the assumed reinsurance and the non-core direct healthcare liability insurance businesses. The decrease during 2003 was principally attributable to favorable loss experience in the core direct healthcare liability insurance partially offset by adverse development in both the non-core healthcare liability insurance programs and assumed reinsurance business.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of reinsurance on premiums written and earned are as follows (in thousands):

YEAR ENDED DECEMBER 31,	2005		2004		2003
	WRITTEN	EARNED	WRITTEN	EARNED	WRITTEN	EARNED
Direct	$141,648	$142,348	$142,509	$137,154	$147,085	$149,571
Assumed	(3,966)	(1,380)	13,815	41,107	74,236	102,866
Ceded	11,351	12,532	27,114	42,155	74,282	88,550

Net premiums	$126,331	$128,436	$129,210	$136,106	$147,039	$163,887

Reinsurance ceded reduced loss and loss adjustment expenses incurred by $(15.0) million, $42.9 million, and $29.9 million in 2005, 2004 and 2003, respectively. Reinsurance ceded also reduced loss and loss adjustment expense reserves by $45.5 million, $183.6 million, and $108.9 million in 2005, 2004 and 2003, respectively.

From 2002 through 2006 the Company has reinsured losses above a retention of approximately $2.0 million to $20.0 million subject to an aggregate deductible of $3.0 million in each respective year for losses in excess of the Company’s retention. For 2003 and 2002 the Company also reinsured losses in excess of $20.0 million up to $50.0 million subject to 16% and 8% Company participation in these reinsurance layers, respectively. For 2001 and 2000 the Company reinsured losses above a $1.25 million and $2.0 million retention respectively up to $70.0 million subject to a $3.0 million aggregate deductible for each year. Prior to 2000 the Company generally reinsured losses up to $20.0 million above a $1 million retention subject to a $1 million aggregate deductible.

In 1999, the Company formed an assumed reinsurance division and rapidly expanded this operation. In December 2002, the Company retroceded most of its assumed reinsurance business, as it no longer was considered part of the Company’s core business, and the Company began refocusing on its core business of healthcare liability insurance. In December 2002, SCPIE Indemnity and its two wholly owned insurance subsidiaries, AHI and AHSIC, entered into a reinsurance agreement with Rosemont Re whereby they ceded the majority of the written and earned premium related to their assumed reinsurance program after July 1, 2002. The Rosemont Re agreement covers the 2001 and 2002 underwriting years of the assumed business. Under the agreement, the reinsurer will reimburse the Companies for losses occurring after June 30, 2002, on an unlimited basis and their direct acquisition costs. Losses related to premiums earned prior to July 1, 2002, remain the responsibility of the Company. This includes losses related to the World Trade Center terrorist attack.

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

In addition to the basic premium ceded to the reinsurer, the Rosemont Re agreement calls for an additional premium to be ceded of 14.3% of the basic premium. The additional premium under the agreement is expensed as the basic premium is ceded. Accordingly, $5.5 million, $(0.01) million and $0.4 million was expensed in 2003, 2004 and 2005, respectively, related to the additional premium. The additional premium obligation is collateralized by securities. The reinsurance agreement requires funds to be held in trust to collateralize Rosemont Re obligations under the agreement. As of December 31, 2005, the market value and assets held in the trust was $45.7 million. Further, the agreement contains a profit-sharing provision, which states that the Company will receive 50% of the profits of the ceded reinsurance (not including the additional premium paid) when the combined ratio for the basic ceded is below 100%.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    INCOME TAXES

The components of the income tax expense (benefit) reported in the accompanying consolidated statements of operations are summarized as follows:

YEAR ENDED DECEMBER 31,	2005	2004	2003
	(In Thousands)
Current	$—	$(50)	$—
Deferred	2,024	(3,942)	(7,411)
State franchise tax	—	4,000	—

Total	$2,024	$8	$(7,411)

A reconciliation of income tax benefit computed at the federal statutory tax rate to total income tax benefit is summarized as follows:

YEAR ENDED DECEMBER 31,	2005	2004	2003
	(In Thousands)
Federal income tax benefit at 35%	$1,922	$(2,757)	$(7,076)
Increase (decrease) in taxes resulting from:
Dividends received deduction	—	—	(102)
State franchise tax (net of federal tax)	—	2,600	—
Other	102	165	(233)

Total federal income tax expense (benefit)	$2,024	$8	$(7,411)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

DECEMBER 31,	2005	2004
	(In Thousands)
Deferred tax assets:
Discounting of loss reserves	$15,481	$20,065
Net operating loss carryforward	24,932	24,260
AMT credit carryforward	5,442	5,442
Unearned premium	2,748	2,878
Unrealized investment losses	2,698	—
Deferred compensation and retirement plans	2,338	2,307
Other	67	(1,712)

Total deferred tax assets	53,706	53,240
Deferred tax liabilities:
Deferred acquisition costs	2,492	3,172
Unrealized investment gains	—	1,614

Total deferred tax liabilities	2,492	4,786

Net deferred tax assets	$51,214	$48,454

At December 31, 2005, the Company had $51.2 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $24.9 million for a net operating loss carryforward that will begin expiring in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has been issued a permitted practice letter by the California Department of Insurance allowing the Company to admit, on a statutory basis, assets pledged by the insurance subsidiaries as security for the letter of credit used to support the Lloyd’s capital requirement of SCPIE Underwriting Limited. The effect of treating the pledged assets as non-admitted as of December 31, 2005 and 2004 would have been to reduce statutory surplus of SCPIE Indemnity by approximately $30.3 million as of both dates to approximately, $115 million and $106 million respectively.

DECEMBER 31,	2005	2004	2003
	(In Thousands)
Statutory net income (loss) for the year ended	$8,935	$(6,436)	$(19,874)
Statutory capital and surplus at year end	$145,614	$136,536	$140,216

Generally, the capital and surplus of the Company’s insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. At December 31, 2005, the amount of dividends available to SCPIE Holdings from its insurance subsidiaries during 2005 not limited by such restrictions is approximately $14.5 million.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net pension expense for these plans consists of the following components:

	Qualified Plan			Supplemental Plan
YEAR ENDED DECEMBER 31,	2005	2004	2003	2005	2004	2003
	(In Thousands)
Service cost					$78	$436
Interest cost	$284	$275	$271	$188	233	293
Actual return on plan assets	(320)	(294)	(238)	—	—	—
Amortization of:	—	—	—	—	—	—
Transition asset	—	(4)	(4)	—	—	—
Prior service cost	—	—	—	—	12	100
Actuarial loss	114	95	110	(21)	10	—

Net pension expense	$78	$72	$139	$167	$333	$829

Pension expense for all plans was $1.1, $0.5, and $1.9 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table sets forth the funding status of the plans:

	Qualified Plan	Supplemental Plan	Qualified Plan	Supplemental Plan
DECEMBER 31,	2005	2005	2004	2004
	(In Thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$5,072	$3,991	$4,690	$5,068
Service cost	—	—	—	78
Interest cost	284	188	275	233
Plan amendments	—	—	—	—
Actuarial loss (gain)	172	(523)	220	407
Curtailment	—	—	—	(759)
Settlement	—	—	—	(1,036)
Gross benefits paid	(107)	(299)	(113)	—

Net benefit obligation at end of year	$5,421	$3,357	$5,072	$3,991

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,055	$—	$3,542	$—
Actual return on plan assets	281	—	256	—
Employer contributions	22	299	370	—
Gross benefits paid	(107)	(299)	(113)	—

Fair value of plan assets at end of year	$4,251	$—	$4,055	$—

Funded status (underfunded)	$(1,170)	$(3,357)	$(1,017)	$(3,991)
Unrecognized actuarial loss (gain)	1,739	(332)	1,641	170
Unrecognized prior service cost	—	—	—	—
Unrecognized net transition asset	—	—	—	—

Accrued pension expense	$569	$(3,689)	$624	$(3,821)

Amounts recognized in the statement of financial position consists of
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(1,170)	(3,689)	(1,017)	(3,991)
Additional minimum liability	—	—	—	—
Intangible asset	—	—	—	—
Accumulated other comprehensive income	1,739	—	1,641	170

Net amount recognized	$569	$(3,689)	$624	$(3,821)

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Plan			Supplemental Plan
DECEMBER 31,	2005	2004	2003	2005	2004	2003
Weighted-average assumptions
Discount rate	5.50%	5.75%	6.0%	5.50%	5.75%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	5.0%	5.0%

During 1999, the Company implemented the Director and Senior Management Stock Purchase Plan. The directors and senior managers purchased a total of 145,000 shares of common stock under this plan. The eligible participants executed promissory stock subscription notes in the aggregate amount of $4.1 million to fund this purchase. As of December 31, 2005, $1.8 million of the promissory stock subscription notes had been repaid.

The Company’s Employee Stock Purchase Plan, effective January 1, 2000, offers eligible employees the opportunity to purchase shares of SCPIE Holdings Inc. common stock through payroll deductions.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for the Company headquarters. The lease has escalating payments over a term of 10 years ending 2009 with options to renew for an additional 10 years. Occupancy expense for the years ended December 31, 2005, 2004 and 2003 was $3.1 million, $3.2 million, and $3.1 million, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2005 (in thousands):

2006	$2,989
2007	3,141
2008	2,627
2009	58
2010	55

Total minimum lease payments	$8,870

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

Highlands Insurance Group

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At December 31, 2005, Highlands had established case loss reserves of $7.3 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that IBNR losses are $3.8 million, for a total loss and LAE reserve of $11.1 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The court order appointing the Receiver expressly provided that it did not constitute a finding of Highlands insolvency. On December 30, 2005, the Receiver filed a financial report for Highlands as of November 30, 2005. In the report, the Receiver listed total assets of $354.2 million and total liabilities of $324.6 million, not including any IBNR reserves, which are currently under review by an independent actuarial firm, nor any anticipated investment income associated with reserves.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of December 31, 2005, letter of credit issuance under the facility was approximately $44.4 million. Securities of $48.9 million are pledged as collateral under the facility.

At December 31, 2005, the Company’s investments in fixed-maturity securities with a fair value of $9.2 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 9.    STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, the 2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (the Plan), which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARs) to key employees of the Company.

The aggregate number of options for common shares issued and issuable under the Plan is limited to 1,700,000. All options granted have 10-year terms and vest over various future periods.

A summary of the Company’s stock-option activity and related information follows:

	2005		2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	1,047,000	$14.13	1,044,667	$14.20	1,129,127	$22.86
Granted during year	50,000	$11.44	10,000	$8.74	355,000	$5.95
Exercised during year	43,000	$6.63	—	—	—
Forfeited during year	161,966	$17.73	7,667	$16.70	439,460	$29.77

Options outstanding at end of year	892,034	$13.69	1,047,000	$14.13	1,044,667	$14.20

Forfeited during 2003 in the table above includes 417,200 options surrendered in connection with a tender offer in 2003 to purchase the options for $1.00 per option share. The purchase price of the surrendered options was expensed as compensation.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about stock options outstanding at December 31, 2005, is summarized as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices:
$ 5.10—$12.90	377,000	7.33	$6.90	326,462	$6.09
$16.70—$19.32	454,700	5.79	$16.70	430,700	$16.03
$24.25—$36.50	60,334	2.82	$32.86	60,334	$32.86

Options outstanding at end of year	892,034	6.32	$13.69	817,496	$13.30

A summary of the Company’s SARs activity and related information follows:

	2005		2004		2003
	Number of SARs	Weighted- Average Exercise Price	Number of SARs	Weighted- Average Exercise Price	Number of SARs	Weighted- Average Exercise Price
SARs outstanding at beginning of year	65,833	$5.95	80,500	$5.95	—	—
Granted during year	—	—	—	—	80,500	$5.95
Exercised during year	42,336	$5.95	4,667	$5.95	—
Forfeited during year	1,834	$5.95	10,000	$5.95	—	—

SARs outstanding at end of year	21,663	$5.95	65,833	$5.95	80,500	$5.95

The Company expensed as compensation $0.5 million, $0.1 million, and $0.1 million for SARs in 2005, 2004 and 2003, respectively.

Information about SARs outstanding at December 31, 2005, is summarized as follows:

Options Outstanding			Options Exercisable
Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
21,663	7.21	$5.95	21,663	$5.95

Non-employee directors of the Company receive a grant of 2,000 restricted shares each year as part of their compensation. The restricted share grants vest on the one-year anniversary of the grant. In 2005, 2004 and 2003, the Company issued 20,000, 20,000 and 22,000 restricted share grants to non-employee directors and expensed as compensation $0.3 million, $0.2 million and $0.1 million, respectively.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings per share if the Company applied the fair value recognition provision as defined in FASB Statement No. 123 Accounting of Stock-Based Compensation:

	2005	2004	2003
Net income (loss) as reported	$3,468	$(7,886)	$(12,806)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(296)	(634)	(861)

Pro forma net income (loss)	$3,172	$(8,520)	$(13,667)

Loss per share
—Basic—as reported	$0.37	$(0.84)	$(1.37)
—Basic—proforma	$0.34	$(0.90)	$(1.46)

—Diluted—as reported	$0.36	$(0.84)	$(1.37)
—Diluted—proforma	$0.33	$(0.90)	$(1.46)

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

NOTE 10.    EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share as of and for the years ended:

DECEMBER 31,	2005	2004	2003
Numerator:
Net income (loss)	$3,468	$(7,886)	$(12,806)
Numerator for:
Basic income (loss) per share of common stock	$3,468	$(7,886)	$(12,806)
Diluted income (loss) per share of common stock	$3,468	$(7,886)	$(12,806)
Denominator:
Denominator for basic earnings per share of common stock— weighted-average shares outstanding	9,455	9,388	9,352
Effect of dilutive securities:
Stock options	94	—	—

Denominator for diluted earnings per share of common stock adjusted—weighted-average shares outstanding	9,549	9,388	9,352

Basic income (loss) per share of common stock	$0.37	$(0.84)	$(1.37)

Diluted income (loss) per share of common stock	$0.36	$(0.84)	$(1.37)

For the years ended December 31, 2004 and 2003 no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 2005 and 2004 are summarized as follows:

	2005				2004
	1ST	2ND	3RD	4TH	1ST	2ND	3RD	4TH
	(In Thousands, Except Per-Share Data)
Premiums earned and other revenues	$32,700	$32,511	$32,719	$31,689	$36,693	$31,313	$36,294	$32,346
Net investment income	4,667	4,132	4,556	4,463	5,432	5,118	4,477	4,147
Realized investment gains (losses)	16	(10)	(264)	4,276	2,346	(631)	(111)	(102)
Net income (loss)	1,671	1,705	(3,122)	3,214	827	(2,316)	(3,021)	(3,376)
Basic earnings (loss) per share of common stock	$0.18	$0.18	$(0.33)	$0.34	$0.09	$(0.25)	$(0.32)	$(0.36)
Diluted earnings (loss) per share of common stock	$0.18	$0.18	$(0.33)	$0.33	$0.09	$(0.25)	$(0.32)	$(0.36)

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated:

Year Ended December 31, 2005	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$127,249	$(918)		$126,331

Premiums earned	$127,949	$487		$128,436
Net investment income			$17,818	17,818
Realized investment gains			4,018	4,018
Other revenue			1,183	1,183

Total revenues	$127,949	487	23,019	151,455
Losses and loss adjustment expenses	88,166	22,990	—	111,156
Other operating expenses	25,978	8,829	—	34,807

Total expenses	114,144	31,819	—	145,963

Segment income (loss) before income taxes	$13,805	$(31,332)	$23,019	$5,492

Segment assets	$29,184	$59,560	$598,220	$686,964

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2004	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$126,834	$2,376		$129,210

Premiums earned	$121,478	$14,628		$136,106
Net investment income	—	—	$19,174	19,174
Realized investment gains	—	—	1,502	1,502
Other revenue	—	—	540	540

Total revenues	121,478	14,628	21,216	157,322
Losses and loss adjustment expenses	110,590	28,337	—	138,927
Other operating expenses	26,134	139	—	26,273

Total expenses	136,724	28,476	—	165,200

Segment income (loss) before income taxes	$(15,246)	$(13,848)	$21,216	$(7,878)

Segment assets	$142,270	$196,853	$640,512	$979,635

Year Ended December 31, 2003	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$128,589	$18,450		$147,039

Premiums earned	$131,460	$32,427		$163,887
Net investment income	—	—	$21,954	21,954
Realized investment gains	—	—	216	216
Other revenue	—	—	936	936

Total revenues	131,460	32,427	23,106	186,993
Losses and loss adjustment expenses	133,034	28,332	—	161,366
Other operating expenses	28,234	17,610	—	45,844

Total expenses	161,268	45,942		207,210

Segment income (loss) before income taxes	$(29,808)	$(13,515)	$23,106	$(20,217)

Segment assets	$28,042	$253,315	$709,893	$991,250

Schedule II—Condensed Financial Information of Registrant

SCPIE HOLDINGS INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share Data)

DECEMBER 31,	2005	2004
ASSETS
Securities available for sale:
Equity investments, at fair value (cost: 2005— $1,330; 2004— $1,496)	$1,330	$1,496
Cash and cash equivalents	3,350	7,990
Investment in subsidiaries	177,634	177,852

Total investments	182,314	187,338
Deferred federal income taxes	3,947	7,256
Other assets	4,532	3,930

Total assets	$190,793	$198,524

LIABILITIES
Other liabilities	—	4,002

Total liabilities	—	4,002
Stockholders’ equity:
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2005—9,516,916 shares outstanding; 2004—9,404,604 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	259,645	256,177
Treasury stock at cost (2005—2,775,175 shares and 2004—2,887,487 shares)	(97,063)	(97,654)
Stock subscription notes receivable	(2,649)	(3,018)
Accumulated other comprehensive income	(6,268)	1,889

Total stockholders’ equity	190,793	194,522

Total liabilities and stockholders’ equity	$190,793	$198,524

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

FOR THE YEARS ENDED	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2003
Net investment income (loss)	$166	$108	$(330)
Realized investment losses	—	—	(2,750)
Other expenses	(1,803)	(1,669)	(2,421)

Loss before federal income tax expense (benefit) and equity in losses of subsidiaries	(1,637)	(1,561)	(5,501)
Federal income tax expense (benefit)	2,020	6	(486)

Loss before equity in income (losses) of subsidiaries	(3,657)	(1,567)	(5,015)
Equity income (losses) of subsidiaries	7,125	(6,319)	(7,791)

Net income (loss)	$3,468	$(7,886)	$(12,806)

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE YEARS ENDED	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2003
OPERATING ACTIVITIES
Net income (loss)	$3,468	$(7,886)	$(12,806)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized investment losses	—	—	2,750
Due to affiliates	—	(527)	507
Changes in other assets and liabilities	(2,109)	(282)	(4,284)
Equity in undistributed (income)/loss of subsidiaries	(7,125)	6,319	7,791

Net cash used in operating activities	(5,766)	(2,376)	(6,042)

INVESTING ACTIVITIES
Sales––equities	166	375	8,245

Cash provided by investing activities	166	375	8,245

FINANCING ACTIVITIES
Purchase of treasury stock, net and repayment of stock subscription notes	960	492	580
Cash dividends	—	—	(3,740)

Cash provided by (used in) financing activities	960	492	(3,160)

Decrease in cash and cash equivalents	(4,640)	(1,509)	(957)
Cash and cash equivalents at beginning of period	7,990	9,499	10,456

Cash and cash equivalents at end of period	$3,350	$7,990	$9,499

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2005

1. BASIS OF PRESENTATION

In the SCPIE Holdings Inc. condensed financial statements, investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings Inc. condensed financial statements should be read in conjunction with its consolidated financial statements.

Schedule III—Supplementary Insurance Information

SCPIE Holdings Inc. and Subsidiaries

Year Ended December 31, 2005	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$7,120	$334,093	$41,705	$127,949	—	$88,166	$3,710	$22,268	$127,249
Assumed Reinsurance (1)	—	95,222	—	487	—	22,990	4,581	4,248	(918)
Other	—	—	—	—	$17,818	—	—	—	—

Total	$7,120	$429,315	$41,705	$128,436	$17,818	$111,156	$8,291	$26,516	$126,331

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.

Year Ended December 31, 2004	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$8,587	$379,257	$42,406	$121,478		$110,590	$3,234	$22,900	$126,834
Assumed Reinsurance (1)	476	259,490	1,405	14,628		28,337	5,362	(5,223)	2,376
Other	—	—	—	—	$19,174	—	—	—	—

Total	$9,063	$638,747	$43,811	$136,106	$19,174	$138,927	$8,596	$17,677	$129,210

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.

Year Ended December 31, 2003	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$6,674	$420,534	$37,050	$131,460		$133,034	$4,203	$24,031	$128,589
Assumed Reinsurance (1)	2,742	222,512	13,657	32,427		28,332	6,063	11,547	18,450
Other	—	—	—	—	$21,954	—	—	—	—

Total	$9,416	$643,046	$50,707	$163,887	$21,954	$161,366	$10,266	$35,578	$147,039

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.