Form 10-K/A
period 2005-12-31
SCPIE HOLDINGS INC
filed 2006-04-28
CIK 1013609

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 30, 2005, was $104,654,680 (based upon the closing sales price of such date, as reported by The Wall Street Journal ).

The number of shares of the Registrant’s Common Stock outstanding as of April 28, 2006, was 10,049,516 (including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

SCPIE Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company’s 2006 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of the Company’s common stock (“Common Stock”) has been updated. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the foregoing amendments and updates, this Amendment does not modify or update the Original 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, director nominees and director designate of the Company and their ages and their positions with the Company as of April 28, 2006, are as follows:

Name	Age	Position(s)
Kaj Ahlmann	55	Director Nominee
Marshall S. Geller	67	Director Designate
Mitchell S. Karlan, M.D.	78	Chairman of the Board
Willis T. King, Jr.	61	Director
Louis H. Masotti, Ph.D.	72	Director
Jack E. McCleary, M.D.	78	Director
Charles B. McElwee, M.D.	75	Director
Wendell L. Moseley, M.D.	78	Director
Elizabeth A. Murphy	52	Director Nominee
Donald P. Newell	68	Senior Vice President, General Counsel and Director
William A. Renert, M.D.	66	Director
Henry L. Stoutz, M.D.	73	Director
Reinhold A. Ullrich, M.D.	79	Director
Ronald H. Wender, M.D.	59	Director
Donald J. Zuk	69	President, Chief Executive Officer and Director

Directors with Terms Expiring at the 2006 Annual Meeting of Stockholders

Louis H. Masotti, Ph.D. has been a member of the Board since 2002. Dr. Masotti has been president of Louis H. Masotti, Ltd., a management, real estate and urban development consultancy since 1981. Dr. Masotti was a professor of management and urban development and director of the program in real estate management for the Graduate School of Management of the University of California at Irvine from 1992 to 1998. He is a professor emeritus of Northwestern University’s Kellogg Graduate School of Management. On April 20, 2006, Dr. Masotti informed the Board that he does not intend to seek re-election at this year’s Annual Meeting of Stockholders.

Reinhold A. Ullrich, M.D. has been a member of the Board since 1991. He has been a board-certified obstetrician and gynecologist in Torrance, California, for more than five years, and has been on the clinical faculty at the UCLA School of Medicine since 1954. Dr. Ullrich is a former President of LACMA, and is a past Chairman of its Board of Trustees. He served on the CMA Board of Trustees from 1989 to 1995, and was an alternate delegate to the American Medical Association (“AMA”) from 1990 to 1997. On April 20, 2006, Dr. Ullrich informed the Board that he does not intend to seek re-election at this year’s Annual Meeting of Stockholders.

Willis T. King, Jr. has been a member of the Board since 1997. He has been Chairman of First Protective Insurance Company of Lake Mary, Florida, since this Florida homeowner’s insurance company was founded in 1998. Mr. King retired as Chairman and Chief Executive Officer of Highlands Insurance Group, Inc., a property and casualty insurance company, in November 2001. On October 31, 2002, Highlands Insurance Group, Inc. filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. Prior to his service with Highlands Insurance Group, he was a director and officer of J&H Marsh McLennan, insurance brokers, from March 1997 until April 1999. From 1986 to 1997, Mr. King served as Chairman and Chief Executive Officer of Willcox Incorporated Reinsurance Intermediaries. Currently, he serves as a director of Max Re Capital Ltd., a publicly traded company, and of BCSI Holdings Inc., a privately held property/casualty insurance company.

The Board’s Nominees for Election at the 2006 Annual Meeting of Stockholders

The Board’s nominees for election at this year’s Annual Meeting of Stockholders are Kaj Ahlmann, Willis T. King, Jr. and Elizabeth A. Murphy.

Kaj Ahlmann provides independent consulting services to various companies related to the reinsurance and insurance industries. From 2001 to 2003, Mr. Ahlmann was the Chairman and CEO of Inreon, a global electronic reinsurance venture created by Munich Re, Swiss

Re, Internet Capital Group and Accenture. Mr. Ahlmann was Vice Chairman and Executive Officer of E.W. Blanch Holdings, Inc., a provider of integrated risk management and distribution services, from 1999 to 2001, and Chairman, President and CEO of Employers Reinsurance Corporation, one of the major reinsurance companies globally, from 1993 to 1999. Mr. Ahlmann has served on the boards of Danish Re, E.W. Blanch Holdings, Inc., Employers Reinsurance Corporation, GE Capital Services, Inc., Hampton Re Holdings Ltd. and Inreon. Mr. Ahlmann currently serves on the boards of Erie Indemnity Company, Erie Insurance Group and Cyrus Re. Mr. Ahlmann graduated from the University of Copenhagen in Denmark with a MS in Mathematics in 1975, and a BS in Mathematics in 1971.

Elizabeth A. Murphy was appointed Executive Vice President and Chief Financial Officer of Scottish Re Group Limited in April 2002. Ms Murphy retired from her position as Chief Financial Officer of the Scottish Re Group Limited, a New York Stock Exchange (“NYSE”) traded company, in August 2005 and as Executive Vice President on March 31, 2006. From January 2001 to March 2002, Ms. Murphy was the Treasurer at ACE Limited, a property and casualty insurance company. From December 1993 through December 2000 she served as the Chief Financial Officer of ACE Tempest Reinsurance Ltd. Prior to joining ACE Tempest Reinsurance Ltd., she served in Senior Audit Manager positions with PricewaterhouseCoopers in Bermuda and London. Ms. Murphy graduated from the University of Southampton in England with a BS in Social Sciences in 1975 and is a member of the Institute of Chartered Accountants in England and Wales.

Directors with Terms Expiring at the 2007 Annual Meeting of Stockholders

Mitchell S. Karlan, M.D. is the Company’s Chairman of the Board and has been a member of the Board since 1986. He has been a board-certified general surgeon in Los Angeles, California, for more than five years. Dr. Karlan is a past Chairman of the American Medical Association, Council on Scientific Affairs. He is a former President of the Los Angeles County Medical Association (“LACMA”), a former Chairman of LACMA’s Board of Trustees and a past member of the California Medical Association (“CMA”) Board of Trustees. Dr. Karlan is the immediate past President of the Medical Board of California. He also is a director in the Breast Center/Cedars-Sinai Medical Center.

Jack E. McCleary, M.D. has been a member of the Board since 1982. He had been a board-certified dermatologist in Sherman Oaks, California, for more than five years prior to his retirement in 1997. He is a former CMA and LACMA President and Speaker of the CMA House of Delegates.

Wendell L. Moseley, M.D. has been a member of the Board since 1983. He had been a board-certified family practitioner in San Bernardino, California, for more than five years prior to his retirement in 1992. Dr. Moseley was named Teacher of the Year for 1995-1996 in the Department of Family Practice at Loma Linda University School of Medicine, and was a member of the school’s clinical faculty from 1991 to 2000. Dr. Moseley is a past President of the San Bernardino County Medical Society. Dr. Moseley served as a CMA delegate for 27 years.

Donald P. Newell is a member of the Board and is Senior Vice President and General Counsel of the Company. Mr. Newell has been Senior Vice President and General Counsel of the Company since 2001 and a member of the Board since 1997. Prior to joining the Company, he had been a partner at the law firm of Latham & Watkins LLP in San Diego, California, for more than five years. Mr. Newell is also a director of Mercury General Corporation, a publicly traded insurance holding company.

Directors with Terms Expiring at the 2008 Annual Meeting of Stockholders

Charles B. McElwee, M.D. has been a member of the Board since 1995. He has been a board-certified orthopedic surgeon in Covina, California, for more than five years, and is also affiliated with the University of Southern California School of Medicine. Dr. McElwee is a former President of LACMA, and a former Chairman of its Board of Trustees. Dr. McElwee is a former member of the Board of Trustees of the CMA, and is a past President of the California Orthopaedic Association. Dr. McElwee has indicated his intention to resign from his position as director of the Company after this year’s Annual Meeting. Upon Dr. McElwee’s resignation, the Board intends to appoint Marshall S. Geller to fulfill his term.

William A. Renert, M.D. has been a member of the Board since 1990. He has been a board-certified radiologist in La Mesa, California, for more than five years. He is a past Chairman of the Board of Directors of Grossmont Hospital and a past President of the San Diego County Medical Society.

Henry L. Stoutz, M.D. has been a member of the Board since 1976. He had been a board-certified urologist in Ventura, California, for more than five years prior to his retirement in 1997. Dr. Stoutz is a former clinical instructor, Department of Urology, at the UCLA School of Medicine.

Ronald H. Wender, M.D. has been a member of the Board since 2001. He has been a board-certified anesthesiologist in Los Angeles, California, for more than five years. Currently, Dr. Wender is co-chair of the Department of Anesthesiology at Cedars- Sinai Medical Center in Los Angeles, and is a co-founder and co-managing partner of the General Anesthesia Specialist

Partnership (GASP) Medical Group, also in Los Angeles. In addition, he is the director of anesthesia research and teaching programs at Cedars-Sinai. Dr. Wender is on the teaching faculty at UCLA, UC Irvine and Martin Luther King/Drew Medical Center. Dr. Wender is also President of the Medical Board of California.

Donald J. Zuk, is a member of the Board and is the President and Chief Executive Officer of the Company. Mr. Zuk has been a member of the Board since 1997. Mr. Zuk became Chief Executive Officer of the Company’s predecessor in 1989. Prior to joining the Company, he served 22 years with Johnson & Higgins, insurance brokers. His last position there was Senior Vice President in charge of its Los Angeles Health Care operations, which included the operations of the Company’s predecessor. Mr. Zuk is a director of BCSI Holdings Inc., a privately held property/casualty insurance company.

Contemplated Appointment of Marshall S. Geller after 2006 Annual Meeting of Stockholders

Upon Dr. McElwee’s resignation from the Board of Directors after this year’s Annual Meeting, the Board intends to appoint Marshall S. Geller as a director in the class with terms expiring at the 2008 Annual Meeting of Stockholders.

Marshall S. Geller is the co-founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private investment fund formed in December 2001. He is also Chairman, CEO and founding partner of Geller & Friend Capital Partners, Inc., a private merchant bank formed in November 1995. Mr. Geller has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Director for Bear, Stearns and Company, with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller currently serves as a Non-Executive Chairman of the Board of Directors of ShopNBC-Value Vision Media, Inc. and as director on the boards of GP Strategies Corporation, 1st Century Bank N.A., Blue Holdings, Inc. and National Holdings Corp. Mr. Geller also serves as a member of the Board of Governors of Cedars-Sinai Medical Center, Los Angeles. Mr. Geller graduated from California State University, Los Angeles, with a BS in Business Administration, where he currently serves on the Dean’s Advisory Council for the College of Business & Economics.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has established an Audit Committee in accordance with requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors. The Audit Committee selects and engages the Company’s independent auditors, reviews the scope of audit engagements, reviews comment letters of such auditors and management’s response thereto, approves professional services provided by such auditors, reviews the independence of such auditors, reviews any major accounting changes made or contemplated, considers the range of audit and non-audit fees, reviews the adequacy of the Company’s internal accounting controls and annually reviews its charter and submits any recommended changes to the Board of Directors for its consideration. The Audit Committee consists of four members: Drs. Wender (Chairman), McCleary and Renert, and Mr. King. The Board of Directors has determined that each member of the Audit Committee is “independent” and meets the financial literacy requirements of the listing standards under the NYSE, that each member of the Audit Committee meets the enhanced independence standards established by the Securities and Exchange Commission (“SEC”) and that Mr. King qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act generally requires the Company’s executive officers and directors, and persons who own more than 10% of the Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require the Company to disclose in this Amendment any reporting violations with respect to the 2005 fiscal year, which came to the Company’s attention based on a review of the applicable filings required by the SEC. Based solely on a review of copies of the reports furnished to the Company by its officers, directors and security holders and their written representations that such reports accurately reflect all reportable transactions and holdings and that no other reports were required, the Company believes that all of its directors, officers and persons owning more than 10% of the Common Stock have complied with the reporting requirements of Section 16(a).

Code of Business Conduct and Ethics

The Company has established a Code of Business Conduct and Ethics that applies to its officers, directors and employees. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder and as a “code of business conduct and ethics” within the meaning of the NYSE listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth information concerning the compensation of the Company’s President and Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) for the years ended December 31, 2005, 2004 and 2003. During such time periods, the Named Executive Officers were compensated by SCPIE Management Company, which is a subsidiary of the Company and currently employs all executives of the Company and its subsidiaries.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name and Principal Position(s)	Year	Salary	Bonus(1)	Other Annual Compensation(2)		Securities Underlying Options/SARs	All Other Compensation(3)
Donald J. Zuk President and Chief Executive Officer	2005 2004 2003	$653,500 626,000 615,000	$127,000 — —	$	— — —	— — 102,000	$145,500 14,350 200,118

Robert B. Tschudy Senior Vice President and Chief Financial Officer	2005 2004 2003	$345,000 325,000 300,000	36,000 — —		— — —	— — 60,000	$14,700 24,735 14,000

Donald P. Newell(4) Senior Vice President and General Counsel	2005 2004 2003	$350,000 350,000 350,000	25,000 — —		— — —	— — —	$28,956 36,191 41,224

Joseph P. Henkes Senior Vice President, Operations and Actuarial Services and Secretary	2005 2004 2003	$270,000 270,000 270,000	28,000 — —		— — —	— — 45,000	$16,777 28,888 84,369

Ronald L. Goldberg Senior Vice President, Marketing and Underwriting	2005 2004 2003	$260,000 250,000 235,000	27,000 — —		— — —	— — 35,000	$29,123 17,062 22,462

(1)	Consists of payments made to the Named Executive Officers under the Annual Incentive Plan or Senior Executive Incentive Bonus Plan. See “Senior Executive Incentive Bonus Plan” and “Annual Incentive Bonus Plan” below.
(2)	Perquisites and other personal benefits are excluded because the aggregate amount for each Named Executive Officer is less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such Named Executive Officer.
(3)	For 2005, All Other Compensation consists of: Company contributions to the SMC Cash Accumulation Plan of SCPIE (the “401(k) Plan”) of $14,700 for Mr. Zuk, $14,700 for Mr. Tschudy, $10,500 for Mr. Newell, $14,700 for Mr. Henkes and $14,700 for Mr. Goldberg; vacation pay of $2,077 for Mr. Henkes and $14,423 for Mr. Goldberg; above-market interest accrued on deferred compensation of $18,456 for Mr. Newell; and $130,800 of benefits payable to Mr. Zuk under a deferred compensation agreement in three equal annual installments of $43,000 commencing on Mr. Zuk’s “separation from service” (as defined in the agreement). As described below under “Employment Agreements,” the deferred compensation has been granted to Mr. Zuk in order to compensate him for an adjustment of benefits in accordance with the terms of the Company’s supplemental executive retirement plan.

For 2004, All Other Compensation consists of: Company contributions to the 401(k) Plan of $14,350 for Mr. Zuk, $14,350 for Mr. Tschudy, $10,743 for Mr. Newell, $14,350 for Mr. Henkes and $14,350 for Mr. Goldberg; vacation pay of $10,385 for Mr. Tschudy, $3,462 for Mr. Newell, $14,538 for Mr. Henkes and $2,712 for Mr. Goldberg; and above-market interest accrued on deferred compensation of $21,986 for Mr. Newell.

For 2003, All Other Compensation consists of: Company contributions to the 401(k) Plan of $14,000 for Mr. Zuk, $14,000 for Mr. Tschudy, $11,550 for Mr. Newell, $14,000 for Mr. Henkes and $14,000 for Mr. Goldberg; vacation pay of $27,381 for Mr. Zuk, $15,000 for Mr. Newell, $7,269 for Mr. Henkes and $8,462 for Mr. Goldberg; payments in connection with the Company’s tender offer for all outstanding stock options of the Company with exercise prices equal to or greater than $29.00 of $158,800 to Mr. Zuk and $63,100 to Mr. Henkes; and above-market interest accrued on deferred compensation of $14,674 for Mr. Newell.

(4)	Mr. Newell is treated as a non-employee director for purposes of director compensation. Thus, in addition to the amounts indicated in this table, Mr. Newell receives the annual retainer and meeting fees of a non-employee director. See “Summary of Directors’ Compensation” above. Mr. Newell’s salary for each year indicated includes $200,000 of deferred compensation. See “Employment Agreements” below.

Aggregated Option Exercises In Last Fiscal Year And FY-End Option Values

The following table sets forth information with respect to the exercisable and unexercisable options held by Named Executive Officers as of December 31, 2005.

	Shares Acquired on Exercise(1)	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In-The-Money Options At Fiscal Year-End
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald J. Zuk	—	—	170,000	34,000	$1,428,000	$504,900
Robert B. Tschudy			80,000	20,000	758,000	297,000
Donald P. Newell	—	—	22,000	—	61,500	—
Joseph P. Henkes	—	—	75,000	15,000	630,000	222,750
Ronald L. Goldberg	—	—	58,333	11,667	489,995	173,255

(1)	None of the Named Executive Officers exercised options during 2005.

Equity Compensation Plan Information

The following table sets forth information regarding all of the Company’s equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	934,363	$13.39	765,637
Equity compensation plans not approved by security holders(1)	—	—	—

Total	934,363	$13.39	765,637

(1)	The Company maintains no equity compensation plans not approved by security holders.

Annual Incentive Plan

The Company has adopted an Annual Incentive Plan for the payment of cash bonuses based on a combination of Company performance in relation to predetermined objectives and individual executive performance for each year under the plan.

Under the Annual Incentive Plan, the Compensation Committee of the Board of Directors, together with the Chief Executive Officer, establishes target objectives for operating income and revenue for the year and individual bonus opportunities based on industry comparisons. Plan payouts in relation to target amounts are adjusted upward or downward based on the Company’s performance in relation to targeted operating income and premium revenues. The greater weight is placed on actual operating income. Individual awards are then subject to increase or decrease by 50% based on the individual performance of the executive during the year. Individual targeted bonus opportunities (before adjustment for Company and individual performance) ranged from approximately 15% to 40% of base salary during 2005. Mr. Zuk set the target bonus opportunities for officers other than senior vice presidents and the chief accounting officer.

At the year end, both Company and individual performance are assessed. During 2005, the Company’s premium revenue slightly exceeded the targeted amount, while the operating income fell short of the targeted amount. Based on the Company’s performance in 2005, the Compensation Committee maintained the bonus levels at the targeted percentages, which resulted in bonuses for the executives ranging from approximately $4,000 to $36,000. Mr. Newell, who is not part of the bonus plan, was awarded a bonus of $25,000 for 2005.

For 2006, the Committee has again adopted formal performance standards under the Annual Incentive Plan. Individual targeted bonus opportunities (before adjustment for Company and individual performance) have been set at 40% of base salary during 2005.

Senior Executive Incentive Bonus Plan

The Company’s Board of Directors adopted a Senior Executive Incentive Bonus Plan (the “Senior Plan”) on February 24, 1999, which was approved by the Company’s stockholders at the Annual Meetings of Stockholders held on May 13, 1999 and May 20, 2004, pursuant to which designated executive officers of the Company are eligible to receive bonus payments. The Senior Plan provides an incentive for senior executives to perform superior work, ties the goals and interests of such executives to those of the Company and its stockholders, and enables the Company to attract and retain highly qualified senior executives. The Company believes that the bonuses payable by the Company under the Senior Plan to its senior executives will be fully deductible for federal income tax purposes. Donald J. Zuk was the only participant in the Senior Plan for 2005. Mr. Zuk’s bonus is determined under the Senior Plan in the same manner as bonuses are determined under the Annual Incentive Plan, except that his targeted bonus opportunity is fixed in advance by the Stock Option and Incentive Bonus Committee. Under this formula, Mr. Zuk received a bonus of $127,000 for 2005.

The 1997 Equity Participation Plan

In November 1997, the Board of Directors adopted The 1997 Equity Participation Plan of the Company (the “Equity Participation Plan”), which was approved by stockholders at the 1998 Annual Meeting. In October 2001, the Board of Directors adopted an amendment and restatement of the Equity Participation Plan, which was approved by the stockholders at the 2002 Annual Meeting. The Equity Participation Plan was further amended and restated in 2003 to allow directors to receive grants of restricted stock. Under the Equity Participation Plan, the governing committee of the Board of Directors may grant, at its discretion, awards to participants in the form of non-qualified stock options, incentive stock options, a combination thereof or other equity incentives. The maximum number of shares available for grant under the Equity Participation Plan is 1,700,000. The Board of Directors has formed the Stock Option and Incentive Bonus Committee to administer, among other things, the grant of options under the Equity Participation Plan.

Pension Benefits

The Company maintains a non-contributory defined benefit pension plan, the SCPIE Management Company Retirement Income Plan (the “Retirement Plan”). The Retirement Plan was suspended as to new participants and accrual of additional benefits effective as of December 31, 2000. The Retirement Plan provides each employee with a basic annual benefit at normal retirement (age 65) equal to 1.20% of the employee’s earnings for each year of service with the Company after 1989 (subject to legal limitations) and the employee’s benefit accrued under a prior plan maintained by the Company. Benefits under the Retirement Plan vest after five years of service.

The Company also maintains a supplemental executive retirement plan, as amended (the “SERP”), which enhances the benefits provided under the Retirement Plan to selected employees of the Company, including the Named Executive Officers. The SERP was amended to cease further benefit accruals with respect to certain employees of the Company as of December 31, 2000, and was further amended to suspend further benefit accruals and vesting for all remaining participants as of February 24, 2004. As of January 1, 2006, Messrs. Zuk and Henkes had accrued and vested aggregate annual benefits under the SERP and the Retirement Plan in the amount of $244,308 and $85,079, respectively. Mr. Zuk’s vested aggregate annual benefits under the SERP and the Retirement Plan are approximately $5,700 less than previously reported due to the Company’s discovery that such benefits had been previously overstated in a report prepared by the Company’s independent actuarial firm and delivered to the Company.

Employment Agreements

SCPIE Management Company has in effect an employment agreement with Mr. Zuk, which is guaranteed by the Company. Mr. Zuk’s employment agreement provides for a term expiring on December 31, 2010, at a current salary of $683,000 per annum, with annual increases indexed to increases in the Consumer Price Index for the preceding calendar year. This agreement also provides for payment of bonuses at the discretion of the Board of Directors of SCPIE Management Company, subject to the approval of the Company. In the event of termination of the agreement by SCPIE Management Company under certain circumstances prior to a change in control of SCPIE Holdings Inc., severance pay of up to two years’ salary is due. Mr. Zuk may also terminate the agreement at any time, with or without cause, upon 90 days’ written notice to SCPIE Management Company. In December 2005, SCPIE Management Company and Mr. Zuk entered into a deferred compensation agreement, which is guaranteed by the Company. Under the deferred compensation agreement, the Company is obligated to pay Mr. Zuk three equal annual installments of $43,600 commencing on his “separation from service” (as defined in the agreement) and on the first and second anniversaries thereof. The Board and the Compensation Committee approved the deferred compensation arrangement due to an adjustment made by the Company under the terms of the SERP. The total deferred compensation benefits awarded to Mr. Zuk under the deferred compensation agreement equals the present value of the total amount by which by Mr. Zuk’s SERP benefits were previously overstated. In the event of Mr. Zuk’s death or a “change of control” of the Company, the unpaid balance of his deferred compensation becomes immediately due and payable. A “change of control” under the agreement is defined as a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined in Section 409A of the Internal Revenue Code and the Treasury Regulations and Internal Revenue Service guidance thereunder.

The Company has entered into an employment agreement with Mr. Newell relating to his employment as the Senior Vice President and General Counsel of the Company. Mr. Newell’s employment with the Company commenced on January 1, 2001, pursuant to the employment agreement. The employment agreement is reviewed annually and has been extended through December 31, 2006. The employment agreement provides for a current 2006 salary of $375,000, with $200,000 of such amount deferred by the Company, which accrues interest at a rate of 9% per annum, compounded quarterly. The amount of interest accrued during 2005 on the cumulative deferred portion of Mr. Newell’s salary for all years was $86,897. As of December 31, 2005, the cumulative outstanding balance under Mr. Newell’s deferred compensation agreement, including accrued interest, was $1,245,576. The deferred portion of Mr. Newell’s salary for years prior to 2005 is payable to Mr. Newell, together with accrued interest, in equal monthly installments beginning on January 31, 2008 and ending on December 31, 2017, or such different period of time as Mr. Newell elects and the Board of Directors approves in its sole discretion. The amount of deferred compensation and accrued interest for these years becomes immediately due and payable upon certain events, including Mr. Newell’s death or a “change of control” (as defined below) of the Company. For 2005 and 2006, the deferred portion of Mr. Newell’s salary for each such year is payable to him, together with accrued interest, in equal monthly installments beginning on January 31, 2006 and ending on December 31, 2008. The amount of deferred compensation and accrued interest for these years becomes immediately due and payable upon Mr. Newell’s death. The employment agreement provides that Mr. Newell is not entitled to participate in the Company’s annual incentive bonus plan, but may be granted stock options by the Stock Option Committee and will be included in the Company’s standard employment benefits plans.

Change in Control Severance Agreements

The Company has entered into Change in Control Severance Agreements with each of the Named Executive Officers other than Mr. Newell that will provide the officers certain benefits if their employment is terminated within a specified period after a change in control of the Company. The Change in Control Severance Agreements will expire on December 31, 2009. On each January 1, the expiration date of each Change in Control Severance Agreement is automatically extended for an additional one-year period, unless the Company notifies the officer party, on or before September 30 of the prior year, that it does not wish to further extend the Change in Control Severance Agreement with such officer. Under the Change in Control Severance Agreements, all outstanding options granted to the officers under any of the Company’s stock option plans, incentive plans or similar plans become fully vested and exercisable immediately prior to a “change in control” (as defined below). In addition, if an officer’s employment is terminated by the Company other than for “cause” or “disability” (each, as defined in such Change in Control Severance Agreements) or the officer resigns with “good reason” (as defined below) within two years following a change in control transaction involving the Company, the officer will be paid an amount equal to two times (three times for Mr. Zuk) such officer’s base salary and annual bonus plus the value of certain other benefits and payments forgone due to the termination and will continue to receive all employee benefits for two years (three years for Mr. Zuk) after the date of termination. If it is determined that any payments made to an officer pursuant to a Change in Control Severance Agreement would subject such officer to an excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, under certain circumstances such officer will also be paid an additional amount sufficient to put such officer in the same tax position as he or she would have been in had no excise tax been imposed on such payment.

A “change in control” is deemed to occur if:

(a) any “person” (as defined in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding securities (subject to limited exceptions pertaining to the acquisition of such voting securities by the Company or an employee benefit plan);

(b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clauses (a), (c), (d) or (e) of this definition) whose election by the Board of Directors or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute a majority of the Board of Directors;

(c) the Company consummates a merger or consolidation with any other entity (other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent 50% or more of the combined voting power of the Company or the surviving entity or which is effected to implement a recapitalization of the Company in which no person acquires more than 20% of the outstanding voting securities of the Company);

(d) the stockholders of the Company approve a plan of complete liquidation of the Company; or

(e) the Company consummates an agreement providing for the sale or disposition of all or substantially all of the Company’s assets (other than a sale or disposition which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent 50% or more of the combined voting power of the Company or the surviving entity).

An officer is deemed to resign with “good reason” if after a change in control the officer resigns in any of the following circumstances:

(a) the assignment to the officer of duties inconsistent with the duties held immediately prior to the change in control, a significant adverse change in the nature or status of the officer’s responsibilities or conditions of employment, or any other action by the Company which causes a material diminution in the officer’s position, authority, duties or responsibilities;

(b) the Company’s reduction by more than 10% of the officer’s annual total compensation;

(c) the relocation of the Company’s offices at which the officer is principally employed immediately prior to the change in control which results in the one-way commuting distance increasing by more than thirty miles, or the Company’s requiring the officer to be based anywhere other than such offices;

(d) the Company’s failure to pay any portion of the officer’s current compensation or any portion of an installment of deferred compensation under any deferred compensation program of the Company within seven days after the date such compensation is due;

(e) the Company’s failure to continue in effect any material compensation or benefit plan in which the officer participates immediately prior to the change in control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the Company’s failure to continue the officer’s participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the officer’s participation relative to other participants;

(f) the Company’s failure to obtain a satisfactory agreement from any successor to assume and agree to perform the Change in Control Severance Agreement; or

(g) any purported termination of the officer’s employment that is not effected pursuant to a notice of termination satisfying the requirements of the officer’s Change in Control Severance Agreement.

In addition, a resignation by an officer which occurs within the thirty-day period following the first anniversary of a change in control will have the same affect as a resignation with good reason.

Summary of Directors’ Compensation

Each non-employee director currently receives an annual retainer of $35,000. Each non-employee director is paid $2,500 per Board meeting. Fees to non-employee directors for participation on committees of the Board of Directors are $2,000 per meeting. The Chairman of the Executive Committee receives an additional annual retainer of $100,000. All non-employee directors are reimbursed for reasonable travel and other expenses incurred to attend meetings of the Board and committees thereof. Mr. Newell is treated as a non-employee director for purposes of director compensation.

In addition, under The Amended and Restated 2003 Equity Participation Plan of the Company, as amended (the “2003 Plan”), each non-employee director of the Company receives stock option grants pursuant to a formula set forth in the 2003 Plan. Pursuant to such formula, any person who, during the term of the 2003 Plan is initially elected to the Board of Directors of the Company and is a non-employee director at the time of such initial election, automatically will be granted an option to purchase 5,000 shares of Common Stock at the fair market value on such date. In addition, during the term of the 2003 Plan, each non-employee director of the Company is granted an option to purchase 5,000 shares of Common Stock on the date of each Annual Meeting of Stockholders at the fair market value on such date. Pursuant to a standing resolution of the Board of Directors, each non-employee director of the Company also is granted on the date of each Annual Meeting of Stockholders either (1) 2,000 shares of restricted Common Stock or (2) 2,000 restricted stock units and dividend equivalents with respect to such units. The restricted stock units represent the right to receive shares of stock on a deferred basis. The issuance of the stock distributable pursuant to a restricted stock unit award will occur on the earliest of: (1) a date or dates specified by the non-employee director pursuant to a timely election, (2) the non-employee director’s termination of directorship, (3) the non-employee director’s death, or (4) a change in control. Under no circumstances may the time or schedule of distribution of stock pursuant to a restricted stock unit award be accelerated. Stock distributable pursuant to a restricted stock unit award will be distributed in a lump sum or in installments over a period of years to be determined at the election of the non-employee director at the time of his or her irrevocable deferral election.

The Southern California Physicians Insurance Exchange, the predecessor of the Company (the “Exchange”), maintained the SCPIE Retirement Plan for Outside Governors and Affiliated Directors (the “Board of Governors’ Retirement Plan”), a nonqualified supplemental retirement plan that provides a $12,000 annual retirement benefit for members of the Exchange’s Board of Governors and directors of affiliated entities who had at least five years of service as defined in the Board of Governors’ Retirement Plan. In connection with the Company’s initial public offering in 1997, the Exchange’s obligations under the Board of Governors’ Retirement Plan became the obligations of SCPIE Management Company, a subsidiary of the Company. Participation in the Board of Governors’ Retirement Plan was frozen on December 31, 1996. Any persons receiving benefits on that date continue to receive them. All other eligible persons under the Board of Governors’ Retirement Plan became 100% vested in the benefits accrued prior to that date and no additional benefits accrued after that date. No additional individuals, including directors of the Company or its subsidiaries, are eligible to participate in the Board of Governors’ Retirement Plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of April 28, 2006, by (i) each stockholder known by the Company to be a beneficial owner of more than 5% of any class of the Company’s voting securities, (ii) each director, director nominee and director designate of the Company, (iii) the Chief Executive Officer and each additional executive officer named in the summary compensation table under “Executive Compensation” above and (iv) all directors, directors nominees, director designates and executive officers of the Company as a group. The Company believes that, except as otherwise noted, each individual named has sole investment and voting power with respect to the shares of Common Stock indicated as beneficially owned by such individual. Unless otherwise indicated, the business address of each named person is c/o SCPIE Holdings Inc., 1888 Century Park East, Los Angeles, California 90067.

Name	Number of Shares Beneficially Owned(1)(2)(3)	Percent of Total(1)(2)(3)	Deferred Stock Units(4)(5)
Aegis Financial Corporation(6)	1,012,700	10.6%	—
The Stilwell Group(7)	625,700	6.55%	—
Dimensional Fund Advisors Inc.(8)	541,650	5.67%	—
Donald J. Zuk	272,302	2.79%	—
SC Fundamental LLC(9)	265,727	2.78%	—
Joseph P. Henkes	106,808	1.11%	—
Robert B. Tschudy	102,631	1.06%	—
Ronald L. Goldberg	70,000	*	—
Mitchell S. Karlan	61,377	*	4,000
Willis T. King, Jr.	56,967	*	—
Charles B. McElwee, M.D.	40,907	*	—
Wendell L. Moseley, M.D.	38,137	*	4,000
Donald P. Newell	35,307	*	—
Jack E. McCleary, M.D.	38,653	*	—
William A. Renert, M.D.	35,562	*	4,000
Reinhold A. Ullrich, M.D.	34,416	*	4,000
Henry L. Stoutz, M.D.	30,262	*	4,000
Ronald H. Wender, M.D.	24,000	*	—
Louis H. Masotti, Ph.D.	21,000	*	—
Kaj Ahlmann	0	*	—
Marshall Geller	0	*	—
Elizabeth A. Murphy	0	*	—
All directors, director nominees, director designates and executive officers as a group	968,326	9.45%	20,000

*	Less than 1%.
(1)	As to each of the following persons (and all directors and executive officers as a group), the table includes the following shares issuable upon exercise of options that are exercisable within 60 days from April 18, 2006: Donald J. Zuk, 204,000; Joseph P. Henkes, 90,000; Robert B. Tschudy, 100,000; Ronald L. Goldberg, 70,000; Mitchell S. Karlan, M.D., 21,667; Willis T. King, Jr., 23,667; Charles B. McElwee, M.D., 23,667; Wendell L. Moseley, M.D., 21,667; Donald P. Newell, 22,000; Jack E. McCleary, M.D., 23,667; William A. Renert, M.D., 21,667; Reinhold A. Ullrich, M.D., 18,000; Henry L. Stoutz, M.D., 21,667; Ronald H. Wender, M.D., 22,000; and Louis H. Masotti, Ph.D., 17,000.
(2)	Based on 9,549,516 shares of Common Stock issued and outstanding as of April 28, 2006; this figure does not include 500,000 shares of Common Stock held by a wholly owned subsidiary of the Company that are neither voted nor counted for purposes of a quorum under applicable provisions of the Delaware General Corporation Law.
(3)	As to each of the following persons (and all directors and executive officers as a group), the table includes the following shares of restricted stock that will vest within 60 days from April 28, 2006: Willis T. King, Jr., 2,000; Louis H. Masotti, Ph.D., 2,000; Jack E. McCleary, M.D., 2,000; Charles B. McElwee, M.D., 2,000; and Ronald H. Wender, M.D., 2,000.
(4)	Deferred stock units are not included in the beneficial ownership totals or in the percent of ownership (columns 1 and 2) because they are not yet issued shares and do not have voting or investment power.
(5)	The reported number of deferred stock units include deferred stock units that vest within 60 days from April 28, 2006.

(6)	Based solely upon information contained in a report on Schedule 13G jointly filed by Aegis Financial Corporation, William S. Berno, Paul Gambal and Scott L. Barbee with the Securities and Exchange Commission (the “SEC”) on February 14, 2006. According to this filing, Aegis Financial Corporation has sole voting and dispositive power with respect to 1,001,900 shares; Mr. Berno has shared voting and dispositive power with respect to 1,001,900 shares; Mr. Barbee has sole voting and dispositive power with respect to 10,800 shares and shared voting and dispositive power with respect to 1,001,900 shares; and Mr. Gambal has sole voting and dispositive power with respect to 500 shares and shared voting and dispositive power with respect to 1,001,900 shares. The business address of each of the above is 1100 North Glebe Road, Suite 1040, Arlington, Virginia 22201.
(7)	Based solely upon information contained in a report on Preliminary Schedule 14A jointly filed by Stilwell Value Partners III, L.P., Stilwell Value LLC, Joseph Stilwell, Gregory Noonan and Spencer L. Schneider (collectively, the “Stilwell Group”) with the SEC on March 24, 2006. According to this filing, each of Stilwell Value Partners III, L.P., Stilwell Value LLC and Mr. Stilwell has shared voting and dispositive power with respect to 625,700 shares and each of Messrs. Noonan and Schneider has shared voting and dispositive power with respect to 30,000 shares. The business address of Stilwell Value Partners III, L.P., Stilwell Value LLC and Mr. Stilwell is 26 Broadway, 23rd Floor, New York, New York 10004, the residence address of Mr. Noonan is 26 Inverness Court, White Plains, New York 10605 and the business address of Mr. Schneider is 70 Lafayette Street, New York, New York 10013.
(8)	Based solely upon information contained in a report on Schedule 13D jointly filed by Dimensional Fund Advisors Inc. with the SEC on February 6, 2006. According to this filing, Dimensional Fund Advisors Inc. has sole voting and dispositive power with respect to 541,650 shares; however, Dimensional Fund Advisors Inc. disclaims beneficial ownership of such securities, which are owned by various investment companies, trusts and accounts which it advises. The business address of Dimensional Fund Advisors Inc. is 129 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(9)	Based solely upon information contained in a report on Schedule 13D/A jointly filed by SC Fundamental Value Fund, L.P., SC Fundamental LLC, SC Fundamental BVI, Ltd., SC-BVI Partners, PMC-BVI, Inc., SC Fundamental Value BVI, Inc., Peter M. Collery, Neil H. Koffler and John T. Bird with the SEC on December 5, 2005. According to this filing, SC Fundamental Value Fund, L.P. has sole voting and dispositive power with respect to 265,727 shares; SC Fundamental LLC has shared voting and dispositive power with respect to 265,727 shares; SC Fundamental BVI, Ltd. has sole voting and dispositive power with respect to 200,473 shares; each of SC-BVI Partners, PMC-BVI, Inc. and SC Fundamental Value BVI, Inc. has shared voting and dispositive power with respect to 200,473 shares; Mr. Collery has sole voting and dispositive power with respect to 100 shares held by him as custodian for his children and shared voting and dispositive power with respect to 466,200 shares; and each of Messrs. Koffler and Bird has shared voting and dispositive power with respect to 466,200 shares. The business address of each of the above is 747 Third Avenue, 27th Floor, New York, New York 10017.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 13, 1999, the Board of Directors adopted a stock purchase plan for directors and senior executives, under which the Company offered to sell to each director and senior executive up to 10,000 shares of the Common Stock at a price of $27.94 per share, which was the closing price on the New York Stock Exchange on that date. Under the plan, the Company offered to extend loans, up to a maximum of $280,000 for each participant, to enable the participants to purchase the shares. Each loan is for a term of 10 years, and bears interest at the applicable federal rate for May 1999 for a 10-year loan (5.85%). Interest is payable annually. Each of the directors and senior executives participated in the plan. Amounts outstanding under the loans as of December 31, 2005, are as follows: $279,375 by Messrs. Zuk, Henkes and Newell and Drs. Karlan, McElwee, Moseley, Renert and Ullrich; and $139,688 by Dr. Stoutz. The purpose of the plan was to encourage greater stock ownership in the Company by the directors and senior management.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by Ernst & Young LLP, the Company’s principal accountants, for the fiscal years ended December 31, 2004, and 2005, are as follows:

	2004	2005
Audit Fees	$740,000	$762,000	(1)
Audit-Related Fees	36,000	40,000	(2)
Tax Fees	55,000	88,700	(3)
All Other Fees	88,600	4,000	(4)

(1)

Audit Fees consist of the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K and Annual Report to Stockholders, review of interim financial statements included in the

Company’s Quarterly Reports on Form 10-Q, review of internal control over financial reporting in compliance with the Sarbanes-Oxley Act of 2002 and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Audit-Related Fees consist of fees for assurance and related services performed by the Company’s independent accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements, including employee benefit plan audits; due diligence related to mergers and acquisitions; and consulting on financial accounting/reporting standards.
(3)	Tax Fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning, including preparation of original and amended tax returns for the Company and its consolidated subsidiaries; refund claims; payment planning; tax audit assistance; and tax work stemming from audit-related items.
(4)	All Other Fees consist of other permissible work performed by the Company’s independent accountant that does not meet with the above category descriptions.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors

The Company’s Audit Committee has established a policy that all audit and permissible non-audit services provided by the independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the Company’s auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) Financial Statements (Previously filed with the Company’s Annual Report on Form 10-K on March 23, 2006.)

(a) (2)	Financial Statement Schedules: None.

(a) (3)	Exhibits:

NUMBER	DOCUMENT
2.	Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement effective as of January 2, 2006, between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of January 2, 2006 (filed with the Company’s Current Report on Form 8-K on December 9, 2005).

10.31*	SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32*	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.33	Inter-Company Pooling Agreement effective January 1, 1997 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.34	SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.36	Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.50*	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

10.51*	Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.52*	Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.53*	Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.55	Amendment and Restatement Agreement dated June 28, 2005, relating to an Insurance Letters of Credit Agreement dated as of November 15, 2001 by and among Barclays Bank PLC and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company, American Healthcare Specialty Healthcare Company and SCPIE Underwriting, Limited (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference.)

10.56*	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001 (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

NUMBER	DOCUMENT
10.57	Amendment to Program Administrators Agreement dated as of March 6, 2002 by and between the Professional Programs Division of Brown & Brown, Inc., on the one hand, and SCPIE Indemnity Company and American Healthcare Indemnity Company, on the other hand (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.59*	Form of Stock Option Agreement under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.60*	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.61*	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.62	Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.63	First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.65*	Deferred Compensation Agreement dated as of January 3, 2005, by and between SCPIE Management Company and Donald P. Newell (filed with the Company’s Current Report on Form 8-K on January 5, 2005 and incorporated herein by reference).

10.66*	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.67	Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.68	Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.69*	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.70*	2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.71*	Form of Restricted Stock Agreement for Independent Directors (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.72*	First Amendment to the 2003 Amended and Restated Equity Participation Plan (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.73*	Amendment 2004-1 to the Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.75	Addendum No. 3 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2005 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference.)

10.78	Second Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 12, 2004 and incorporated herein by reference).

10.79*	Amendment #2 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 15, 2004 and incorporated herein by reference).

10.80*	Form of Deferred Stock and Dividend Equivalent Agreement for Independent Directors (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

NUMBER	DOCUMENT
10.81	Termination Agreement dated March 8, 2006, relating to Reinsurance to Close Administration and Management Agreement among the Company, KILN Underwriting Limited, KILN PLC, and Chaucer Syndicates Limited (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference.)

10.82	First—Third Excess of Loss Reinsurance Contract 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2004 (filed with the Company’s Annual Report on Form 10-K on March 16, 2005 and incorporated herein by reference.)

10.83	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2005 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference.)

10.84	Deferred Compensation Agreement dated as of December 8, 2005 between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated as of December 8, 2005 (filed with the Company’s Current Report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.85	Deferred Compensation Agreement dated as of December 8, 2005 between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated as of December 8, 2005 (filed with the Company’s Current Report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.86	Amendment to Employment Arrangement dated as of December 8, 2005 between Donald P. Newell and SCPIE Holdings, Inc. (filed with the Company’s Current Report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.87	Deferred Compensation Agreement dated as of January 1, 2001, between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated October 23, 2002 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.88	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2006 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference.)

23.1	Consent of independent auditors (filed with the Company’s Annual Report on Form 10-K on March 23, 2006.)

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Company’s Annual Report on Form 10-K on March 23, 2006.)

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Company’s Annual Report on Form 10-K on March 23, 2006.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

April 27, 2006

By:	/s/ ROBERT B. TSCHUDY
Robert B. Tschudy Chief Financial Officer