Form 10-Q
period 2006-03-31
SCPIE HOLDINGS INC
filed 2006-05-10
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	10,049,516 shares, including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of Registrant.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2006 - $467,233; 2005 - $469,350)	$453,977	$461,480
Equity investments, at fair value (cost 2006 - $1,897; 2005 - $1,934)	2,105	2,095

Total securities available-for-sale	456,082	463,575
Cash and cash equivalents	76,038	68,783

Total investments and cash and cash equivalents	532,120	532,358
Accrued investment income	5,581	5,874
Premiums receivable	71,920	18,731
Assumed reinsurance receivable	5,887	6,960
Reinsurance recoverable	55,365	55,933
Deferred policy acquisition costs	9,936	7,120
Deferred federal income taxes	51,725	51,214
Property and equipment, net	2,287	2,449
Other assets	6,350	6,325

Total assets	$741,171	$686,964

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$429,364	$429,315
Unearned premiums	99,198	41,705

Total reserves	528,562	471,020
Amounts held for reinsurance	2,439	4,818
Other liabilities	19,797	20,333

Total liabilities	550,798	496,171
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2006 – 9,549,516 shares outstanding 2005 – 9,516,916 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	262,023	259,645
Treasury stock, at cost 2006 – 2,742,575 shares and 2005 – 2,775,175 shares	(96,316)	(97,063)
Subscription notes receivable	(2,655)	(2,649)
Accumulated other comprehensive (loss) income	(9,807)	(6,268)

Total stockholders’ equity	190,373	190,793

Total liabilities and stockholders’ equity	$741,171	$686,964

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenues:
Net premiums earned	$31,630	$32,586
Net investment income	5,013	4,667
Realized investment gains / (losses)	(111)	16
Other revenue	53	114

Total revenues	36,585	37,383
Expenses:
Losses and loss adjustment expenses	25,205	25,911
Underwriting and other operating expenses	7,607	8,865

Total expenses	32,812	34,776
Income before income taxes	3,773	2,607
Income tax expense	1,395	936

Net income	$2,378	$1,671

Basic earnings per share	$0.25	$0.18
Diluted earnings per share	$0.25	$0.18
Cash dividend declared and paid per share of common stock	$—	$—

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTON NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2006	$1	$37,127	$259,645	$(97,063)	$(2,649)	$(6,268)	$190,793
Net income	—	—	2,378	—	—	—	2,378
Unrealized losses on securities, net of reclassification adjustments of $-0- for gains included in net appreciation, net of applicable income tax benefit of $1,868	—	—	—	—	—	(3,471)	(3,471)
Change in minimum pension liability, net of applicable income tax benefit of $37	—	—	—	—	—	(68)	(68)
Stock subscription notes repaid	—	—	—	—	(6)	—	(6)
Treasury stock reissued	—	—	—	747		—	747

BALANCE AT MARCH 31, 2006	$1	$37,127	$262,023	$(96,316)	$(2,655)	$(9,807)	$190,373

BALANCE AT JANUARY 1, 2005	$1	$37,127	$256,177	$(97,654)	$(3,018)	$1,889	$194,522
Net income	—	—	1,671	—	—	—	1,671
Unrealized losses on securities, net of reclassification adjustments of $-0- for gains included in net appreciation, net of applicable income tax benefit of $2,672	—	—	—	—	—	(4,965)	(4,965)
Change in minimum pension liability, net of applicable income tax benefit of $37	—	—	—	—	—	(68)	(68)
Unrealized foreign currency gain	—	—	—	—	—	(45)	(45)

Comprehensive loss							(3,407)
Treasury stock reissued	—	—	—	43	—	—	43

BALANCE AT MARCH 31, 2005	$1	$37,127	$257,848	$(97,611)	$(3,018)	$(3,189)	$191,158

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,378	$1,671
Adjustments to reconcile net income to net cash provided/used in operating activities:
Provisions for amortization and depreciation	1,332	1,499
Provision for deferred federal income taxes	1,395	936
Realized investment (gains)/losses	111	(16)
Changes in operating assets and liabilities:
Deferred acquisition costs	(2,816)	(1,471)
Accrued investment income	293	524
Unearned premiums	57,493	58,350
Loss and loss adjustment expense reserves	49	(43,440)
Reinsurance recoverable	568	24,097
Amounts held for reinsurance	(2,379)	(18,258)
Other liabilities	(536)	(3,875)
Premium receivable	(52,116)	(40,021)
Other assets	(95)	970

Net cash provided/(used) by operating activities	5,677	(19,034)
INVESTING ACTIVITIES
Purchases—fixed maturities	(7,292)	—
Sales—fixed maturities	8,129	38
Maturities—fixed maturities	—	3,707

Net cash provided by investing activities	837	3,745
FINANCING ACTIVITIES
Issuance of treasury stock, net and repayment of stock subscription notes	741	43

Net cash provided by in financing activities	741	43

Increase / (decrease) in cash and cash equivalents	7,255	(15,246)
Cash and cash equivalents at beginning of period	68,783	94,390

Cash and cash equivalents at end of period	$76,038	$79,144

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2006

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2005.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
Net income	$2,378	$1,671
Numerator for:
Basic earnings per share of common stock	2,378	1,671
Diluted earnings per share of common stock	2,378	1,671
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,518	9,405
Effect of dilutive securities:
Stock options	120	155

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,638	9,560
Basic earnings per share of common stock	$0.25	$0.18
Diluted earnings per share of common stock	$0.25	$0.18

3.	INVESTMENTS

The Company’s investments in available-for-sale securities at March 31, 2006 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$190,207	$140	$4,595	$185,752
Mortgage-backed and asset-backed	86,036	28	2,107	83,957
Corporate	190,990	106	6,828	184,268

Total fixed-maturity securities	467,233	274	13,530	453,977
Common stocks	1,897	208	—	2,105

Total	$469,130	$482	$13,530	$456,082

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2006.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$3,358	$121,585	$1,237	$53,770	$4,595	$175,355
Mortgage-backed and asset-backed	161	16,593	1,946	66,586	2,107	83,179
Corporate	2,728	90,619	4,100	88,036	6,828	178,655

Total fixed maturity securities	$6,247	$228,797	$7,283	$208,392	$13,530	$437,189

The Company held 119 investment positions with unrealized losses as of March 31, 2006. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 68 securities that were in an unrealized loss position for 12 months or more.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

4.	FEDERAL INCOME TAXES

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
	(IN THOUSANDS)
Federal income tax expense at 35%	$1,320	$912
Increase in taxes resulting from:
Other	75	24

Total income tax expense	$1,395	$936

5.	COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
	(IN THOUSANDS)
Net income	$2,378	$1,671
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(5,339)	(7,637)
Unrealized foreign currency gains (losses)	—	(45)
Change in minimum pension liability	(105)	(105)

Other comprehensive income (loss) before tax	(3,066)	(6,116)
Income tax benefit related to securities	(1,868)	(2,672)
Income tax benefit related to pension liability	(37)	(37)

Comprehensive income (loss)	$(1,161)	$(3,407)

6.	BUSINESS SEGMENTS

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

THREE MONTHS ENDED MARCH 31, 2006	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$88,626	$497		$89,123

Premiums earned	$31,132	$498		$31,630
Net investment income	—	—	$5,013	5,013
Realized investment gains	—	—	(111)	(111)
Other revenue	—	—	53	53

Total revenues	31,132	498	4,955	36,585
Losses and loss adjustment expenses	22,105	3,100	—	25,205
Other operating expenses	6,896	154	557	7,607

Total expenses	29,001	3,254	557	32,812

Segment income (loss) before income taxes	$2,131	$(2,756)	$4,398	$3,773

Segment assets	$101,511	$41,597	$598,063	$741,171

THREE MONTHS ENDED MARCH 31, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$91,494	$(558)		$90,936

Premiums earned	$32,196	$390		$32,586
Net investment income	—	—	$4,667	4,667
Realized investment gains	—	—	16	16
Other revenue	—	—	114	114

Total revenues	32,196	390	4,797	37,383
Losses and loss adjustment expenses	24,642	1,269	—	25,911
Other operating expenses	7,371	1,494	—	8,865

Total expenses	32,013	2,763	—	34,776

Segment income (loss) before income taxes	$183	$(2,373)	$4,797	$2,607

Segment assets	$80,912	$275,606	$612,530	$969,048

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). Highlands has advised the Company that the HIG insurance company subsidiaries have paid losses and LAE under the subject policies of more than $66.0 million and that at March 31, 2006 had established case loss reserves of $5.9 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses are $3.6 million, for a total loss and loss expense reserve of $9.5 million. This estimate is not based on a full reserve analysis of the exposures. To the extent Highlands is declared insolvent at some future date by a court of competent jurisdiction and is unable to pay losses under the subject policies, the Company would be responsible to pay the amount of the losses incurred and unpaid at such date and would be subrogated to the rights of the policyholders as creditors of Highlands. The Company may also be entitled to indemnification of a portion of this loss from certain of Highlands’ reinsurers.

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

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of March 31, 2006, letter of credit issuance under the facility was approximately $48.3 million. Securities of $53.2 million are pledged as collateral under the facility.

8.	STOCK-BASED COMPENSATION –

At March 31, 2006, the Company maintains a stock-based compensation plan, the 2003 Amended and Restated Equity participation Plan of SCPIE Holdings, Inc. (the Plan) which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARS) to key employees of the Company.

The compensation cost that has been charged against income for this plan was $197,000 and $43,000 for the three month periods ended March 31, 2006 and March 31, 2005, respectively. The income tax benefit recognized in the income statement for share-based compensation was $69,000 and $15,000 for the three month periods ended March 31, 2006 and March 31, 2005, respectively.

Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB No. 25. The Company provided pro forma disclosure amounts as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and therefore had not restated prior period’s results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is the option vesting term of ten years. The cash flows resulting from the tax benefits in excess of the compensation expense recorded for these options is classified as cash provided by financing activities.

As a result of adopting SFAS 123R, the Company recognized compensation expense related to stock options of $122,000 for the three months ended March 31, 2006. Had the Company applied the fair value recognition provisions of SFAS No. 123 in the first quarter of 2005, compensation expense of $58,000 would have been recognized related to stock options for the three months ended March 31, 2005.

Option activity as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	892,034	$13.69
Granted	—
Exercised	32,600	$16.70
Cancelled or Expired	—

Outstanding at March 31, 2006	859,434	$13.62	6.06	$9,348,145

Exercisable at March 31, 2006	775,432	$13.80	5.94	$7,521,347

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all options been exercised on March 31, 2006. Total intrinsic value of options exercised during the three months ended March 31, 2006 was $258,000.

As of March 31, 2006, $328,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 2.2 years.

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

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001, World Trade Center terrorist attack, the Company incurred significant losses. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best Company (A.M. Best) and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to effect an orderly withdrawal from healthcare liability insurance markets outside of California and Delaware and from the assumed reinsurance market in its entirety. All of the healthcare liability insurance policies in these other markets expired during the first quarter of 2004. In December 2002, the Company entered into a 100% quota share reinsurance agreement to retrocede to Rosemont Re the majority of reinsurance business written in 2002 and 2001. During 2003, the Company participated in only one ongoing reinsurance syndicate and had no ongoing reinsurance participations in 2004. The Company continues to settle and pay claims incurred in the non-core healthcare and assumed reinsurance operations.

The actions taken by the Company have significantly reduced capital requirements related to written premium to surplus ratios in both the A.M. Best and NAIC capital adequacy models. The capital requirements required by the reserve to surplus ratios continues to decline as the Company settles the claims in its non-core businesses.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $382.0 million as of March 31, 2006, after considering both prospective and retrospective reinsurance. The reserves attributable to the operating segments of the Company are as follows:

Summary of Net Loss and LAE Reserves

	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
March 31, 2006
Direct Healthcare
Core	80,010	197,956	277,966	15,548	262,418
Non-Core	39,487	19,650	59,137	2,856	56,281

	119,497	217,606	337,103	18,404	318,699
Assumed Reinsurance	59,319	32,942	92,261	28,921	63,340

	178,816	250,548	429,364	47,325	382,039

December 31, 2005
Direct Healthcare
Core	76,726	194,114	270,840	13,934	256,906
Non-Core	42,730	20,523	63,253	2,638	60,615

	119,456	214,637	334,093	16,572	317,521
Assumed Reinsurance	59,804	35,418	95,222	28,962	66,260

	179,260	250,055	429,315	45,534	383,781

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

Reserve Sensitivity

The primary factor affecting the adequacy of reserve estimates in the core direct healthcare area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. At 2006 reserve levels, a 1% change in pure loss costs trend produces a change in prior reserves of approximately $6.8 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 90% of core reserves.

In the non-core direct healthcare area, the adequacy of reserves is primarily dependent upon achieving fair settlements with the injured parties and reasonable litigation results. As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for Bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. The current average reserve (including Bulk and IBNR reserves) is approximately $285,000 per outstanding case. If the average settlement ultimately achieved is different by $12,000 for the current average reserve, the ultimate reserves will be affected by approximately $2.4 million.

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

Income taxes

At March 31, 2006, the Company had $51.7 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $24.4 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

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

Forward Looking Statements

Certain statements in this report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this quarterly report on Form 10-Q are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, continued solvency of the Company’s reinsurers, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under Part II, Other Information – Item 1A, Risk Factors” below and “Risk Factors,” “Management’s Discussion and Analysis – Overview,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Information Regarding Non-GAAP Measures

The Company has presented information in this report with respect to premiums written, an operating measure which in management’s opinion provides investors useful industry specific information to evaluate and perform meaningful comparisons of the Company’s performance. Premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Premiums written is a statutory measure of production levels. Premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies. The change in unearned premium reconciles the difference between the two measures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

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

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
THREE MONTHS ENDED MARCH 31, 2006
Premiums written	$88,626	$—	$88,626

Premiums earned	$31,132	$—	$31,132
Losses and LAE incurred	22,105	—	22,105
Underwriting expenses	6,896	—	6,896

Underwriting gain	$2,131	$—	$2,131

Loss ratio	71.0%
Expense ratio	22.2%
Combined ratio	93.2%
THREE MONTHS ENDED MARCH 31, 2005
Premiums written	$91,351	$143	$91,494

Premiums earned	$32,044	$152	$32,196
Losses and LAE incurred	24,627	15	24,642
Underwriting expenses	7,296	75	7,371

Underwriting loss	$121	$62	$183

Loss ratio	76.9%
Expense ratio	22.7%
Combined ratio	99.6%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $88.6 million and premiums earned were $31.1 million in the first quarter 2006; compared to $91.4 million and $32.0 million in the first quarter 2005. Premiums written and earned decreased primarily due to a decline in policies in-force of 2.5% and smaller premiums for loss-related groups due to lower frequency.

The loss ratio (losses and LAE related to premiums earned) for the first quarter 2006 was 71.0% compared to 76.9% in the first quarter 2005. The decrease in the loss ratio is due primarily to a decline in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) decreased to 22.2% in the first quarter 2006 from 22.7% in the first quarter 2005. This change is primarily attributable to a slight decline in premium acquisition expenses.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $56.3 as of March 31, 2006 from $60.6 million at December 31, 2005 and the number of open claims decreased to 196 from 229 for the same period. No change in prior reserve estimates was required in the first quarter ended March 31, 2006.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED MARCH 31,	2006	2005
Premiums written	$497	$(558)

Premiums earned	$498	$390
Underwriting expenses
Losses	3,100	1,269
Underwriting and other operating expenses	154	1,494

Underwriting loss	$(2,756)	$(2,373)

The earned premium in 2006 and 2005 is primarily the one assumed reinsurance program for the 2003 underwriting year and reinstatement premiums.

The underwriting loss in the first quarter 2006 is primarily related to increased reserve estimates reported to the Company for a few contracts. Increased reserves related to contracts involving Lloyd’s syndicates and excess D & O and other liability coverage. The loss in 2005 related to increased reserves for contracts involving bail and immigration bonds, Lloyd’s syndicates and the World Trade Center.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively ceded all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written for underwriting years 2001 and 2002 by the Company. This treaty relieved the Company of significant underwriting risk and written premium leverage and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses. In addition, the Company was also required to pay Rosemont Re additional premium in excess of the base premium ceded of 14.3%.

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

During the third and fourth quarters of 2005, Rosemont Re suffered significant losses due to Hurricanes Katrina and Rita. A.M. Best reduced its rating for Rosemont Re to B (Fair) and the company voluntarily went in run-off and will be liquidated. Assets approximately equal to Rosemont Re’s estimated liabilities under the reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing financial ability to fund these amounts.

Other Operations

Net investment income increased 6.4% to $5.0 million for the first quarter 2006 from $4.7 million in 2005. Investment income reflects a slight decrease in fixed maturity investments offset by an increase in the average rate of return. The decline in invested assets was a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses. The average rate of return on invested assets was 3.8% and 3.4% for the first quarters 2006 and 2005, respectively.

Net realized investment losses of $111,000 were recorded for the first quarter 2006 versus net realized investment gains of $16,000 in the first quarter 2005.

Expense included in Underwriting and Other Operating Expenses and additional costs related to a proxy challenge against the Company’s slate of director nominees for 2006.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2006, the Company had positive cash flow from operations of $5.7 million compared to a negative operating cash flow of $19.0 million in 2005. The positive cash flow in 2006 is primarily related to a significant reduction in claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $76.0 million or 14.3% of invested assets, at March 31, 2006. The Company believes that all of its short-term and fixed maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $2.1 million at March 31, 2006. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term ending in 2008, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2006 without prior regulatory approval is approximately $14.5 million. As of March 31, 2006, no dividends had been paid to SCPIE Holdings.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of March 31, 2006, SCPIE Holdings held cash and short-term securities of $3.2 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position has been weakened by the losses in the non-core business. On November 14, 2003, A.M. Best (the leading rating organization for the insurance industry), after a review of the third quarter 2003 results, reduced the rating of the insurance company subsidiaries to B (Fair), with a negative outlook. A.M. Best assigns this rating to companies that have, in its opinion, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The NAIC has developed a methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2005, the RBC level of each insurance company subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2005, SCPIE Indemnity exceeded this threshold by $85.9 million.

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

As of March 31, 2006, the Company’s statutory surplus was approximately $148.8 million. The principal differences between statutory surplus and stockholders’ equity are deferred policyholder acquisition costs and the deferred federal income tax asset. The Company believes its statutory surplus will increase over time and provide a basis for improved ratings from A.M. Best. This process could be accelerated if additional capital were obtained by the Company. Although the Company believes an increase in the A.M. Best rating would be beneficial to the Company’s ongoing operations, especially in the area of new business opportunities, there is no assurance that such rating would be increased in the event the Company raised additional capital or whether the Company could raise such capital in appropriate amounts and on reasonable terms.

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

The Company invests its assets primarily in fixed maturity securities, which at March 31, 2006 comprised 85.3% of total investments at market value. Corporate bonds represent 40.6% and U.S. government bonds represent 40.9% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for less than 1.0% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at March 31, 2006 was 4.1 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At March 31, 2006, the carrying value of the investment portfolio included $13.0 million in net unrealized losses. At December 31, 2005, the investment portfolio included $7.7 million in net unrealized losses.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1a.	RISK FACTORS

There have been no material changes in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDINGS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On February 7, 2006, the Compensation Committee of the Board of Directors set the revenue and operating income targets and targeted bonus opportunities for 2006 under the Company’s Annual Incentive Plan. The Annual Incentive Plan provides for the payment of cash bonuses based on a combination of Company performance in relation to predetermined objectives and individual executive performance for each year under the plan. Under the Annual Incentive Plan, the Compensation Committee, together with the Chief Executive Officer, establishes target objectives for operating income and revenue for the year and individual bonus opportunities based on industry comparisons. Plan payouts in relation to target amounts are adjusted upward or downward based on the Company’s performance in relation to targeted operating income and premium revenues. The greater weight is placed on actual operating income. Individual awards are then subject to increase or decrease by 50% based on the individual performance of the executive during the year. For 2006, the Compensation Committee has set the individual targeted bonus opportunities (before adjustment for Company and individual performance) at 40% of base salary during 2006. Mr. Zuk set the target bonus opportunities for officers other than senior vice presidents and the chief accounting officer.

On February 7, 2006, the Stock Option and Incentive Bonus Committee of the Board of Directors (the “Bonus Committee”) set the revenue and operating income targets and targeted bonus opportunities for 2006 under the Company’s Senior Executive Incentive Bonus Plan (the “Senior Plan”). Donald J. Zuk is the only participant in the Senior Plan for 2006. Mr. Zuk’s bonus is determined under the Senior Plan in the same manner as bonuses are determined under the Annual Incentive Plan, except that his targeted bonus opportunity is fixed in advance by the Stock Option and Incentive Bonus Committee. For 2006, the Bonus Committee has set Mr. Zuk’s targeted bonus opportunity (before adjustment for Company and individual performance) at 50% of base salary during 2006.

Bonuses for 2006 under each of the Annual Incentive Plan and the Bonus Plan would be paid to participants in early 2007.

ITEM 6.	EXHIBITS

The	following exhibits are included herewith.

NUMBER	DOCUMENT

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: May 9, 2006	By:	/s/ Donald J. Zuk
Donald J. Zuk
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Robert B. Tschudy
Robert B. Tschudy
Senior Vice President and Chief Financial Officer