Form 10-Q
period 2006-06-30
SCPIE HOLDINGS INC
filed 2006-08-08
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	10,025,303 shares, including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of Registrant.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2006 - $443,150; 2005 - $469,350)	$427,081	$461,480
Equity investments, at fair value (cost 2006 - $1,832; 2005 - $1,934)	2,035	2,095

Total securities available-for-sale	429,116	463,575
Cash and cash equivalents	91,952	68,783

Total investments and cash and cash equivalents	521,068	532,358
Accrued investment income	5,847	5,874
Premiums receivable	49,975	18,731
Assumed reinsurance receivable	8,802	6,960
Reinsurance recoverable	51,200	55,933
Deferred policy acquisition costs	9,435	7,120
Deferred federal income taxes	51,706	51,214
Property and equipment, net	2,096	2,449
Other assets	5,709	6,325

Total assets	$705,838	$686,964

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$420,396	$429,315
Unearned premiums	71,187	41,705

Total reserves	491,583	471,020
Amounts held for reinsurance	—	4,818
Other liabilities	22,941	20,333

Total liabilities	514,524	496,171
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2006 – 9,494,303- shares outstanding 2005 – 9,456,916 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	264,659	259,645
Treasury stock, at cost 2006 – 2,797,788 shares and 2005 – 2,835,175 shares	(96,321)	(97,063)
Subscription notes receivable	(2,627)	(2,649)
Accumulated other comprehensive (loss) income	(11,525)	(6,268)

Total stockholders’ equity	191,314	190,793

Total liabilities and stockholders’ equity	$705,838	$686,964

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned	$63,082	$65,037	$31,452	$32,451
Net investment income	10,211	8,799	5,198	4,132
Realized investment gains (losses)	(164)	6	(53)	(10)
Other revenue	59	174	6	60

Total revenues	73,188	74,016	36,603	36,633
Expenses:
Losses and loss adjustment expenses	50,906	53,058	25,701	27,147
Underwriting and other operating expenses	14,737	15,719	7,130	6,854

Total expenses	65,643	68,777	32,831	34,001
Income before income taxes	7,545	5,239	3,772	2,632
Income tax expense	2,531	1,863	1,136	927

Net income	$5,014	$3,376	$2,636	$1,705

Basic earnings per share	$0.53	$0.36	$0.28	$0.18
Diluted earnings per share	$0.52	$0.35	$0.27	$0.18
Cash dividend declared and paid per share of common stock	$—	$—	$—	$—

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCK- HOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2006	$1	$37,127	$259,645	$(97,063)	$(2,649)	$(6,268)	$190,793
Net income	—	—	5,014	—	—	—	5,014
Unrealized losses on securities, net of applicable income tax benefit of $2,855	—	—	—	—	—	(5,302)	(5,302)
Change in minimum pension liability, net of applicable income tax benefit of $74	—	—	—	—	—	(136)	(136)
Unrealized foreign currency gain						181	181

Comprehensive loss							(243)
Stock subscription notes repaid	—	—	—	—	22	—	22
Treasury stock reissued	—	—	—	742	—	—	742

BALANCE AT JUNE 30, 2006	$1	$37,127	$264,659	$(96,321)	$(2,627)	$(11,525)	$191,314

See accompanying notes to Consolidated Financial Statements.

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTON NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2005	$1	$37,127	$256,177	$(97,654)	$(3,018)	$1,889	$194,522
Net income	—	—	3,376	—	—	—	3,376
Unrealized losses on securities, net of applicable income tax benefit of $417	—	—	—	—	—	(774)	(774)
Change in minimum pension liability, net of applicable income tax benefit of $73	—	—	—	—	—	(137)	(137)
Unrealized foreign currency loss	—	—	—	—	—	(28)	(28)

Comprehensive income							2,437
Treasury stock reissued				137			137
Stock subscription notes repaid	—	—	—		90	—	90

BALANCE AT JUNE 30, 2005	$1	$37,127	$259,553	$(97,517)	$(2,928)	$950	$197,186

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$5,014	$3,376
Adjustments to reconcile net income to net cash provided/used in operating activities:
Provisions for amortization and depreciation	2,586	2,543
Provision for deferred federal income taxes	2,531	1,863
Realized investment (gains)/losses	164	(6)
Changes in operating assets and liabilities:
Deferred acquisition costs	2,315	(337)
Accrued investment income	27	161
Unearned premiums	29,482	29,648
Loss and loss adjustment expense reserves	(8,919)	(86,733)
Reinsurance recoverable	4,733	59,358
Amounts held for reinsurance	(4,818)	(50,188)
Other liabilities	2,608	(7,297)
Premium receivable	(32,945)	12,180
Other assets	455	555

Net cash used by operating activities	(1,397)	(34,877)
INVESTING ACTIVITIES
Purchases—fixed maturities	(10,777)	(45,295)
Sales—fixed maturities	12,085	59,851
Maturities—fixed maturities	22,494	8,899

Net cash provided by investing activities	23,802	23,455
FINANCING ACTIVITIES
Reissuance of treasury shares	742	137
Repayment of stock subscriptions	22	90

Net cash provided by financing activities	764	227

Increase (decrease) in cash and cash equivalents	23,169	(11,195)
Cash and cash equivalents at beginning of period	68,783	94,390

Cash and cash equivalents at end of period	$91,952	$83,195

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2006

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2005.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

2.	NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. The Company currently expects the effect of implementing to be minimal.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income	$5,014	$3,376	$2,636	$1,705
Numerator for:
Basic earnings per share of common stock	5,014	3,376	2,636	1,705
Diluted earnings per share of common stock	5,014	3,376	2,636	1,705
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,504	9,417	9,490	9,429
Effect of dilutive securities:
Stock options	115	163	115	163

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,619	9,580	9,605	9,592
Basic earnings per share of common stock	$0.53	$0.36	$0.28	$0.18
Diluted earnings per share of common stock	$0.52	$0.35	$0.27	$0.18

4.	INVESTMENTS

The Company’s investments in available-for-sale securities at June 30, 2006 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$177,800	$34	$5,940	$171,894
Mortgage-backed and asset-backed	80,246	21	2,096	78,171
Corporate	185,104	35	8,123	177,016

Total fixed-maturity securities	443,150	90	16,159	427,081
Common stocks	1,832	203	—	2,035

Total	$444,982	$293	$16,159	$429,116

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2006.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$5,227	$142,639	$713	$23,056	$5,940	$165,695
Mortgage-backed and asset-backed	755	32,597	1,341	44,978	2,096	77,575
Corporate	3,639	77,029	4,484	97,625	8,123	174,654

Total fixed maturity securities	$9,621	$252,265	$6,538	$165,659	$16,159	$417,924

The Company held 131 investment positions with unrealized losses as of June 30, 2006. All of the investments are investment grade, and the unrealized losses are primarily due to interest rate fluctuations. The Company held 88 securities that were in an unrealized loss position for 12 months or more.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

5.	FEDERAL INCOME TAXES

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(IN THOUSANDS)		(IN THOUSANDS)
Federal income tax expense at 35%	$2,641	$1,834	$1,321	$922
Increase (decrease) in taxes resulting from:
Foreign and miscellaneous	(110)	29	(185)	5

Total income tax expense	$2,531	$1,863	$1,136	$927

6.	COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(IN THOUSANDS)
Net income	$5,014	$3,376	$2,636	$1,705
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(8,157)	(1,191)	(2,818)	6,446
Unrealized foreign currency gains (losses)	181	(28)	181	17
Change in minimum pension liability	(210)	(210)	(105)	(105)

Other comprehensive income (loss) before tax	(3,172)	1,947	(106)	8,063
Income tax expense (benefit) related to securities	(2,855)	(417)	(987)	2,255
Income tax benefit related to pension liability	(74)	(73)	(37)	(36)

Comprehensive income (loss)	$(243)	$2,437	$918	$5,844

7.	BUSINESS SEGMENTS

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

SIX MONTHS ENDED JUNE 30, 2006	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$92,054	$510		$92,564

Premiums earned	$62,572	$510		$63,082
Net investment income	—	—	$10,211	10,211
Realized investment losses	—	—	(164)	(164)
Other revenue	—	—	59	59

Total revenues	62,572	510	10,106	73,188
Losses and loss adjustment expenses	44,404	6,502	—	50,906
Other operating expenses (benefit)	13,263	(92)	1,566	14,737

Total expenses	57,667	6,410	1,566	65,643

Segment income (loss) before income taxes	$4,905	$(5,900)	$8,540	$7,545

Segment assets	$55,970	$63,392	$586,476	$705,838

Premiums written represents the premiums charged on policies issued during a fiscal period. Premiums earned represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

SIX MONTHS ENDED JUNE 30, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$95,534	$(849)		$94,685

Premiums earned	$64,627	$410		$65,037
Net investment income	—	—	$8,799	8,799
Realized investment gains	—	—	6	6
Other revenue	—	—	174	174

Total revenues	64,627	410	8,979	74,016
Losses and loss adjustment expenses	48,754	4,304	—	53,058
Other operating expenses	14,107	1,612	—	15,719

Total expenses	62,861	5,916	—	68,777

Segment income (loss) before income taxes	$1,766	$(5,506)	$8,979	$5,239

Segment assets	$54,319	$213,603	$599,807	$867,729

THREE MONTHS ENDED JUNE 30, 2006	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$3,428	$13		$3,441

Premiums earned	$31,440	$12		$31,452
Net investment income	—	—	$5,198	5,198
Realized investment losses	—	—	(53)	(53)
Other revenue	—	—	6	6

Total revenues	31,440	12	5,151	36,603
Losses and loss adjustment expenses	22,299	3,402	—	25,701
Other operating expenses (benefit)	6,367	(246)	1,009	7,130

Total expenses	28,666	3,156	1,009	32,831

Segment income (loss) before income taxes	$2,774	$(3,144)	$4,142	$3,772

Segment assets	$55,970	$63,392	$586,476	$705,838

THREE MONTHS ENDED JUNE 30, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$4,040	$(291)		$3,749

Premiums earned	$32,431	$20		$32,451
Net investment income	—	—	$4,132	4,132
Realized investment losses	—	—	(10)	(10)
Other revenue	—	—	60	60

Total revenues	32,431	20	4,182	36,633
Losses and loss adjustment expenses	24,112	3,035	—	27,147
Other operating expenses	6,736	118	—	6,854

Total expenses	30,848	3,153	—	34,001

Segment income (loss) before income taxes	$1,583	$(3,133)	$4,182	$2,632

Segment assets	$54,319	$213,603	$599,807	$867,729

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). In November 2003, the State of Texas obtained an order in the Texas District Court appointing the Texas Insurance Commissioner as the permanent Receiver of Highlands. The Receiver, through a Special Deputy Receiver (SDR), has continued to resolve Highlands claim liabilities and to pay its losses and LAE, including those under the subject policies. The SDR has advised the Company that Highlands has paid losses and LAE under the subject policies of more than $66.0 million and that as of June 30, 2006 has established case loss reserves of $5.4 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses are $3.3 million, for a total loss and loss expense reserve of $8.7 million. This estimate is not based on a full reserve analysis of the exposures.

On July 24, 2006, the SDR filed an Application for Approval of Rehabilitation Plan with the Texas District Court. Under the Plan, if approved, the SDR would continue to pay initially all allowed administrative and policy claims (including those under the subject policies), and then to pay other claims with any remaining funds. The Plan requires policyholders and others to submit claims in the proceeding, and envisions that all of these claims would be resolved and paid over a number of years. As long as the Rehabilitation Proceeding is in effect, there would be no liquidation of Highlands and no obligation on the part of the Company under the subject policies. The Plan is subject to approval of the Texas Court, which will be considered at a hearing scheduled for September 8, 2006.

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of June 30, 2006, letter of credit issuance under the facility was approximately $48.6 million. Securities of $53.4 million are pledged as collateral under the facility.

9.	STOCK-BASED COMPENSATION

At June 30, 2006, the Company maintains a stock-based compensation plan, the 2003 Amended and Restated Equity Participation Plan of SCPIE Holdings, Inc. (the Plan) which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARS) to key employees of the Company.

The compensation cost that has been charged against income for this plan was $141,000 and $98,000 for the six month periods ended June 30, 2006 and June 30, 2005, respectively. The income tax benefit recognized in the income statement for share-based compensation was $49,000 and $34,000 for the six month periods ended June 30, 2006 and June 30, 2005, respectively.

Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB No. 25. The Company provided pro forma disclosure amounts as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and therefore had not restated prior period’s results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is the option vesting term of three years. The cash flows resulting from the tax benefits in excess of the compensation expense recorded for these options is classified as cash provided by financing activities.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the six months ended June 30, 2006 are $122,000 and $79,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $0.01 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.

Option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	892,034	$13.69
Granted	—
Exercised	32,600	$16.70
Cancelled or Expired	—

Outstanding at June 30, 2006	859,434	$13.62	5.89	$8,981,236

Exercisable at June 30, 2006	788,426	$13.51	5.77	$8,272,506

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all options been exercised on June 30, 2006. Total intrinsic value of options exercised during the six months ended June 30, 2006 was $258,000

As of June 30, 2006, $252,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 1.9 years.

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

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Primarily due to significant losses on medical malpractice insurance outside of the state of California and assumed reinsurance business losses arising out of the September 11, 2001, World Trade Center terrorist attack, the Company incurred significant losses. The resulting reductions in surplus and corresponding decrease in capital adequacy ratios under both the A.M. Best Company (A.M. Best) and National Association of Insurance Commissioners (NAIC) capital adequacy models required the Company to take actions to improve its long-term capital adequacy position. The primary actions taken by the Company were to effect an orderly withdrawal from healthcare liability insurance markets outside of California and Delaware and from the assumed reinsurance market in its entirety. All of the healthcare liability insurance policies in these other markets expired during the first quarter of 2004. In December 2002, the Company entered into a 100% quota share reinsurance agreement to retrocede to Rosemont Re the majority of reinsurance business written in 2002 and 2001. During 2003, the Company participated in only one ongoing reinsurance syndicate and had no ongoing reinsurance participations thereafter. The Company continues to settle and pay claims incurred in the non-core healthcare and assumed reinsurance operations.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $377.5 million as of June 30, 2006. The reserves attributable to the operating segments of the Company are as follows:

Summary of Net Loss and LAE Reserves

(IN THOUSANDS)

	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
June 30, 2006
Direct Healthcare
Core	$74,072	$203,832	$277,904	$13,473	$264,431
Non-Core	33,131	17,370	50,501	1,830	48,671

	107,203	221,202	328,405	15,303	313,102
Assumed Reinsurance	59,046	32,945	91,991	27,605	64,386

	$166,249	$254,147	$420,396	$42,908	$377,488

December 31, 2005
Direct Healthcare
Core	$76,726	$194,114	$270,840	$13,934	$256,906
Non-Core	42,730	20,523	63,253	2,638	60,615

	119,456	214,637	334,093	16,572	317,521
Assumed Reinsurance	59,804	35,418	95,222	28,962	66,260

	$179,260	$250,055	$429,315	$45,534	$383,781

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

Reserve Sensitivity

The primary factor affecting the adequacy of reserve estimates in the core direct healthcare area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. At June 30, 2006 reserve levels, a 1% change in pure loss costs trend produces a change in prior reserves of approximately $7.8 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 90% of core reserves.

In the non-core direct healthcare area, the adequacy of reserves is primarily dependent upon achieving fair settlements with the injured parties and reasonable litigation results. As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for Bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. The current non-core direct healthcare average reserve (including

Bulk and IBNR reserves) is approximately $286,000 per outstanding case. If the average settlement ultimately achieved is different by $12,000 for the current average reserve, the ultimate reserves will be affected by approximately $2.0 million.

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

Income taxes

At June 30, 2006, the Company had $51.7 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $23.2 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

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

Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this quarterly report on Form 10-Q are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, continued solvency of the Company’s reinsurers, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, the level of ratings from recognized rating services, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the Company’s relationships with independent brokers, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Risk Factors,” “Management’s Discussion and Analysis – Overview,” and “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

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

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
SIX MONTHS ENDED JUNE 30, 2006
Premiums written	$92,054	$—	$92,054

Premiums earned	$62,572	$—	$62,572
Losses and LAE incurred	44,404	—	44,404
Underwriting expenses	13,263	—	13,263

Underwriting gain	$4,905	$—	$4,905

Loss ratio	71.0%
Expense ratio	21.2%
Combined ratio	92.2%
SIX MONTHS ENDED JUNE 30, 2005
Premiums written	$95,376	$158	$95,534

Premiums earned	$64,457	$170	$64,627
Losses and LAE incurred	48,762	(8)	48,754
Underwriting expenses	14,030	77	14,107

Underwriting gain	$1,665	$101	$1,766

Loss ratio	75.6%
Expense ratio	21.8%
Combined ratio	97.4%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $92.1 million and premiums earned were $62.6 million in the six months ended June 30, 2006; compared to $95.4 million and $64.5 million in the six months ended June 30, 2005. Premiums earned decreased primarily due to a small decline in policies in-force and decreased premiums from loss-rated groups, as loss experience has improved.

The loss ratio (losses and LAE related to premiums earned) for the six months ended June 30, 2006 was 71.0% compared to 75.6% in the six months ended June 30, 2005. The decrease in the loss ratio is due primarily to lower loss estimates for 2006, principally due to a decline in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) decreased to 21.2% in the first six months ended June 30, 2006 from 21.8% in the first six months of 2005.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $48.7 million as of June 30, 2006 from $60.6 million at December 31, 2005 and the number of open claims decreased to 170 from 229 for the same period. The underwriting results during the first six months of 2006 and 2005 were diminimus and reflect the fact that no significant changes in reserve levels were required during the two periods.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

FOR THE SIX MONTHS ENDED JUNE 30,	Assumed Reinsurance Segment Underwriting Results
	2006	2005
Premiums written	$510	$(849)

Premiums earned	$510	$410
Underwriting expenses
Losses	6,502	4,304
Underwriting and other operating expenses	(92)	1,612

Underwriting loss	$(5,900)	$(5,506)

The earned premium in 2006 and 2005 is primarily from premium adjustments related to old underwriting years.

The underwriting losses for the six months ended June 30, 2006 and 2005 are primarily related to increases in reserve estimates for a small number of contracts. For 2006, the increased reserves primarily related to case and IBNR valuations for Lloyd’s excess property and casualty programs. The underwriting loss in 2005 was primarily related to contracts covering bail and immigration bonds, Lloyd’s syndicates and World Trade Center losses.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively cedes all of the unearned premium and future reported premium after June 30, 2002, for the assumed reinsurance business written by the Company for underwriting years 2001 and 2002. This treaty relieves the Company of significant underwriting risk and written premium leverage and significantly improves the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%. The treaty requires Rosemont Re to reimburse the Company for its acquisition and administrative expenses.

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

Due to significant hurricane losses reported in 2005, A.M. Best reduced its rating of Rosemont Re to B (Fair) and the company has been placed in run-off and will be liquidated. Assets approximately equal to Rosemont Re’s estimated liabilities under its reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts.

Other Operations

Net investment income increased 15.9% to $10.2 million for the six months ended June 30, 2006 from $8.8 million for the six months ended June 30, 2005. The increase in investment income reflects an increase in the average annual rate of return on invested assets from 3.2% to 3.9% for the six months ended June 30, 2005 and June 30, 2006, respectively, partially offset by a decline in average fixed maturity investments. The decline in invested assets was the result of claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses.

Net realized investment loss of $164 thousand was recorded for the six months ended June 30, 2006 versus realized invested gains of $6 thousand in the six months ended June 30, 2005.

Expenses of $1.6 million included in Other operating expenses are costs related to the proxy challenge against the Company’s slate of director nominees for 2006.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
THREE MONTHS ENDED JUNE 30, 2006
Premiums written	$3,428	$—	$3,428

Premiums earned	$31,440	$—	$31,440
Losses and LAE incurred	22,299	—	22,299
Underwriting expenses	6,367	—	6,367

Underwriting gain	$2,774	$—	$2,774

Loss ratio	70.9%
Expense ratio	20.3%
Combined ratio	91.2%
THREE MONTHS ENDED JUNE 30, 2005
Premiums written	$4,025	$15	$4,040

Premiums earned	$32,413	$18	$32,431
Losses and LAE incurred	24,135	(23)	24,112
Underwriting expenses	6,734	2	6,736

Underwriting loss	$1,544	$39	$1,583

Loss ratio	74.5%
Expense ratio	20.8%
Combined ratio	95.3%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Premiums written were $3.4 million and premiums earned were $31.4 million in the three months ended June 30, 2006; compared to $4.0 million and $32.4 million in the three months ended June 30, 2005. Premiums earned decreased primarily due to a small decline in policies in-force and decreased premium from loss-rated groups as loss experience has improved.

The loss ratio (losses and LAE related to premiums earned) for the second quarter 2006 was 70.9% compared to 74.5% in the second quarter 2005. The decrease in the loss ratio is due primarily to lower loss estimates for 2006, principally due to a decline in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) decreased to 20.3% in the second quarter 2006 from 20.8% in the second quarter 2005.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $48.7 million as of June 30, 2006 from $56.3 million at March 31, 2006 and the number of open claims decreased to 170 from 196 for the same period. The underwriting results in the second quarters of 2006 and 2005 were diminimus and reflect the fact that no significant changes in reserve levels were required during the quarters.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

FOR THE THREE MONTHS ENDED JUNE 30,	Assumed Reinsurance Segment Underwriting Results
	2006	2005
Premiums written	$13	$(291)

Premiums earned	$12	$20
Underwriting expenses
Losses	3,402	3,035
Underwriting and other operating expenses	(246)	118

Underwriting loss	$(3,144)	$(3,133)

The earned premium in 2006 and 2005 is primarily from premium adjustments related to old underwriting years.

The underwriting losses for the three months ended June 30, 2006 and 2005 are primarily related to increased reserve estimates for a small number of contracts. For 2006, the increased reserves primarily related to case and IBNR valuations for one Lloyd’s cedant. The underwriting loss in 2005 is primarily related to contracts covering bail and immigration bonds, Lloyd’s syndicates and World Trade Center losses.

Other Operations

Net investment income increased 26.8% to $5.2 million for the three months ended June 30, 2006 from $4.1 million for the three months ended June 30, 2005. Investment income reflects an increase in the average rate of return on invested assets from 3.1% to 3.9% for the three months ended June 30, 2005 and 2006, respectively, partially offset by a decline in average invested assets. The decline in invested assets was as a result of the claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses.

Net realized investment losses of $53 thousand were recorded for the second quarter 2006 versus net realized investment losses of $10 thousand in the second quarter 2005.

Expenses of $1.0 million included in Other operating expenses related to a proxy challenge against the Company’s slate of director nominees for 2006. See Note 6 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 2006, the Company had negative cash flow from operations of $1.4 million compared to a negative operating cash flow of $34.9 million in 2005. The negative cash flow in 2006 is primarily related to claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $92.0 million or 17.7% of invested assets, at June 30, 2006. The Company believes that all of its short-term and fixed maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $2.0 million at June 30, 2006. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term ending in 2008, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2006 without prior regulatory approval is approximately $14.6 million. As of June 30, 2006, no dividends had been paid to SCPIE Holdings.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of June 30, 2006, SCPIE Holdings held cash and short-term securities of $3.5 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

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

As of June 30, 2006, the Company’s statutory surplus was approximately $154.0 million. The principal differences between statutory surplus and stockholders’ equity are deferred policyholder acquisition costs and the deferred federal income tax asset. The Company believes its statutory surplus will increase over time and provide a basis for improved ratings from A.M. Best.

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

The Company invests its assets primarily in fixed maturity securities, which at June 30, 2006 comprised 82.0% of total investments at market value. Corporate bonds represent 41.5% and U.S. government bonds represent 40.3% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for less than 1.0% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at June 30, 2006 was 3.5 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At June 30, 2006, the carrying value of the investment portfolio included $16.2 million in net unrealized losses. At December 31, 2005, the investment portfolio included $7.7 million in net unrealized losses.

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

During 2004, CBC failed and a significant number of bond losses emerged. There are a number of pending disputes between the primary insurers and reinsurers involved in the CBC program. AHI has been actively engaged in arbitration proceedings with each of the primary insurers to resolve these disputes. In March 2006, the arbitrators made a final award in the proceeding with Aegis, and in May 2006, the Company commuted any future LAE and bail bond losses with Aegis. The Company paid to Aegis a total amount slightly in excess of that reserved at December 31, 2005. The arbitration hearing with Sirius is scheduled for March 2007, and the Highlands arbitration proceeding is still in its early stages. Highlands has not yet asserted all of its alleged losses under the CBC program.

ITEM 1a.	RISK FACTORS

There have been no material changes in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 22, 2006, the following individuals were elected to the Board of Directors for a term ending 2009: Kaj Ahlmann 4,560,477 votes for, 91,034 withheld authority; Willis T. King, Jr. 3,612,734 votes for, 107,889 withheld authority; and Elizabeth A. Murphy 4,558,030 votes for, 93,481 withheld authority. Also, on the date of the Annual Meeting, Charles E. McElwee, M.D., a director of the Company, resigned as a Board member, as previously disclosed in the Proxy Statement for the Annual Meeting, and the Board appointed Marshall S. Geller to fill the remainder of Dr. McElwee’s term ending in 2008.

The other directors whose terms of office continued after the Annual Meeting were Mitchell S. Karlan, M.D., Jack E. McCleary, M.D., Wendell L. Moseley, M.D., Donald P. Newell, William A. Renert, M.D., Henry L. Stoutz, M.D., Ronald H. Wender, M.D. and Donald J. Zuk.

Also, at the Annual Meeting, the stockholders ratified the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006. With respect to this selection, 6,503,209 shares voted for ratification of this selection, 38,215 shares voted against ratification, and 121,347 shares abstained.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included herewith.

NUMBER	DOCUMENT

10.1	Form of Third Amendment to The 2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 27, 2006).

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: August 4, 2006	By:	/s/ Donald J. Zuk
Donald J. Zuk
President and Chief Executive Officer

Date: August 4, 2006	By:	/s/ Robert B. Tschudy
Robert B. Tschudy
Senior Vice President and Chief Financial Officer