Form 10-Q
period 2006-09-30
SCPIE HOLDINGS INC
filed 2006-11-07
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	10,041,303 shares, including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of Registrant.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS	(unaudited )
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2006 - $424,653; 2005 - $469,350)	$416,517	$461,480
Equity investments, at fair value (cost 2006 - $1,779; 2005 - $1,934)	2,030	2,095

Total securities available-for-sale	418,547	463,575
Cash and cash equivalents	114,224	68,783

Total investments and cash and cash equivalents	532,771	532,358
Accrued investment income	5,038	5,874
Premiums receivable	23,510	18,731
Assumed reinsurance receivable	16,817	6,960
Reinsurance recoverable	50,807	55,933
Deferred policy acquisition costs	8,815	7,120
Deferred federal income taxes	47,874	51,214
Property and equipment, net	1,913	2,449
Other assets	6,671	6,325

Total assets	$694,216	$686,964

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$422,374	$429,315
Unearned premiums	47,396	41,705

Total reserves	469,770	471,020
Amounts held for reinsurance	7,005	4,818
Other liabilities	16,350	20,333

Total liabilities	493,125	496,171
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2006 – 9,541,303- shares outstanding 2005 – 9,456,916 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	267,942	259,645
Treasury stock, at cost 2006 – 2,750,788 shares and 2005 – 2,835,175 shares	(95,227)	(97,063)
Subscription notes receivable	(2,347)	(2,649)
Accumulated other comprehensive (loss) income	(6,405)	(6,268)

Total stockholders’ equity	201,091	190,793

Total liabilities and stockholders’ equity	$694,216	$686,964

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned	$93,245	$96,408	$30,163	$31,371
Net investment income	15,476	13,355	5,265	4,556
Realized investment losses	(423)	(258)	(259)	(264)
Other income (loss)	18	1,522	(41)	1,348

Total revenues	108,316	111,027	35,128	37,011
Expenses:
Losses and loss adjustment expenses	74,584	86,016	23,678	32,958
Underwriting and other operating expenses	21,071	24,501	6,334	8,782

Total expenses	95,655	110,517	30,012	41,740
Income (loss) before income taxes	12,661	510	5,116	(4,729)
Income tax expense (benefit)	4,364	256	1,833	(1,607)

Net income (loss)	$8,297	$254	$3,283	$(3,122)

Basic earnings (loss) per share	$0.87	$0.03	$0.35	$(0.33)
Diluted earnings (loss) per share	$0.86	$0.03	$0.34	$(0.33)
Cash dividend declared and paid per share of common stock	$—	$—	$—	$—

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTON NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCK- HOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2006	$1	$37,127	$259,645	$(97,063)	$(2,649)	$(6,268)	$190,793
Net income	—	—	8,297	—	—	—	8,297
Unrealized losses on securities, net of applicable income tax benefit of $37	—	—	—	—	—	(69)	(69)
Change in minimum pension liability, net of applicable income tax benefit of $110	—	—	—	—	—	(205)	(205)
Unrealized foreign currency gain						137	137

Comprehensive income							8,160
Stock subscription notes repaid	—	—	—	—	302	—	302
Treasury stock reissued	—	—	—	1,836	—	—	1,836

BALANCE AT SEPTEMBER 30, 2006	$1	$37,127	$267,942	$(95,227)	$(2,347)	$(6,405)	$201,091

See accompanying notes to Consolidated Financial Statements.

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTON NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2005	$1	$37,127	$256,177	$(97,654)	$(3,018)	$1,889	$194,522
Net income	—	—	254	—	—	—	254
Unrealized losses on securities, net of applicable income tax benefit of $2,179	—	—	—	—	—	(4,048)	(4,048)
Change in minimum pension liability, net of applicable income tax benefit of $110	—	—	—	—	—	(205)	(205)
Unrealized foreign currency loss	—	—	—	—	—	(173)	(173)

Comprehensive loss							(4,172)
Treasury stock reissued			(1,161)	1,631			470
Stock subscription notes repaid	—	—	—		370	—	370

BALANCE AT SEPTEMBER 30, 2005	$1	$37,127	$255,270	$(96,023)	$(2,648)	$(2,537)	$191,190

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$8,297	$254
Adjustments to reconcile net income to net cash provided used in operating activities:
Provisions for amortization and depreciation	3,857	4,760
Provision for deferred federal income taxes	4,364	256
Realized investment losses	423	259
Changes in operating assets and liabilities:
Deferred acquisition costs	(1,695)	410
Accrued investment income	836	645
Unearned premiums	5,691	4,535
Loss and loss adjustment expense reserves	(6,941)	(115,437)
Reinsurance recoverable	5,126	105,252
Amounts held for reinsurance	2,187	(71,023)
Other liabilities	(3,983)	(9,118)
Premium receivable	(14,636)	43,597
Other assets	(1,176)	(208)

Net cash provided by (used in) operating activities	2,350	(35,818)
INVESTING ACTIVITIES
Purchases—fixed maturities	(10,777)	(50,767)
Sales—fixed maturities	19,627	55,706
Maturities—fixed maturities	32,190	31,171
Purchases – Furniture & Equipment	(92)	(230)
Sale/Retirement– Furniture & Equipment	5	—

Net cash provided by investing activities	40,953	35,880
FINANCING ACTIVITIES
Reissuance of treasury shares	1,836	470
Repayment of stock subscriptions	302	370

Net cash provided by financing activities	2,138	840

Increase in cash and cash equivalents	45,441	902
Cash and cash equivalents at beginning of period	68,783	94,390

Cash and cash equivalents at end of period	$114,224	$95,292

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2006

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2005.

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

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)	$8,297	$254	$3,283	$(3,122)
Numerator for:
Basic earnings (loss) per share of common stock	8,297	254	3,283	(3,122)
Diluted earnings (loss) per share of common stock	8,297	254	3,283	(3,122)
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,505	9,436	9,506	9,475
Effect of dilutive securities:
Stock options	114	177	114	—

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,619	9,613	9,620	9,475
Basic earnings (loss) per share of common stock	$0.87	$0.03	$0.35	$(0.33)
Diluted earnings (loss) per share of common stock	$0.86	$0.03	$0.34	$(0.33)

4.	INVESTMENTS

The Company’s investments in available-for-sale securities at September 30, 2006 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$177,611	$310	$2,702	$175,219
Mortgage-backed and asset-backed	75,978	46	1,333	74,691
Corporate	171,064	106	4,563	166,607

Total fixed-maturity securities	424,653	462	8,598	416,517
Common stocks	1,779	251	—	2,030

Total	$426,432	$713	$8,598	$418,547

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2006.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$322	$44,429	$2,380	$109,715	$2,702	$154,144
Mortgage-backed and asset-backed	88	11,690	1,245	58,683	1,333	70,373
Corporate	84	5,408	4,479	154,645	4,563	160,053

Total fixed maturity securities	$494	$61,527	$8,104	$323,043	$8,598	$384,570

The Company held 114 investment positions with unrealized losses as of September 30, 2006. All of the investments are investment grade, and the unrealized losses are primarily due to interest rate fluctuations. The Company held 98 securities that were in an unrealized loss position for 12 months or more.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

5.	FEDERAL INCOME TAXES

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(IN THOUSANDS)		(IN THOUSANDS)
Federal income tax expense (benefit) at 35%	$4,431	$179	$1,790	$(1,655)
Increase (decrease) in taxes resulting from:
Foreign and miscellaneous	(67)	77	43	48

Total income tax expense (benefit)	$4,364	$256	$1,833	$(1,607)

6.	COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(IN THOUSANDS)
Net income (loss)	$8,297	$254	$3,283	$(3,122)
Other comprehensive income (loss) before tax:
Unrealized (losses) gains on securities	(106)	(6,227)	8,051	(5,036)
Unrealized foreign currency gains (losses)	137	(173)	(44)	(145)
Change in minimum pension liability	(315)	(315)	(105)	(105)

Other comprehensive income (loss) before tax	8,013	(6,461)	11,185	(8,408)
Income tax (benefit) expense related to securities	(37)	(2,179)	2,818	(1,762)
Income tax benefit related to pension liability	(110)	(110)	(36)	(37)

Comprehensive income (loss)	$8,160	$(4,172)	$8,403	$(6,609)

7.	BUSINESS SEGMENTS

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

NINE MONTHS ENDED SEPTEMBER 30, 2006	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Net premiums written	$98,757	$179		$98,936

Net premiums earned	$93,066	$179		$93,245
Net investment income	—	—	$15,476	15,476
Realized investment losses	—	—	(423)	(423)
Other income	—	—	18	18

Total revenues	93,066	179	15,071	108,316
Losses and loss adjustment expenses	66,083	8,501	—	74,584
Underwriting and other operating expenses	19,294	168	1,609	21,071

Total expenses	85,377	8,669	1,609	95,655

Segment income (loss) before income taxes	$7,689	$(8,490)	$13,462	$12,661

Segment assets	$33,436	$66,513	$594,267	$694,216

Premiums written represents the premiums charged on policies issued during a fiscal period. Premiums earned represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

NINE MONTHS ENDED SEPTEMBER 30, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Net premiums written	$102,343	$(1,524)		$100,819

Net premiums earned	$96,547	$(139)		$96,408
Net investment income	—	—	$13,355	13,355
Realized investment losses	—	—	(258)	(258)
Other income	—	—	1,522	1,522

Total revenues	96,547	(139)	14,619	111,027
Losses and loss adjustment expenses	67,617	18,399	—	86,016
Underwriting and other operating expenses	20,211	4,290	—	24,501

Total expenses	87,828	22,689	—	110,517

Segment income (loss) before income taxes	$8,719	$(22,828)	$14,619	$510

Segment assets	$36,146	$153,718	$595,396	$785,260

THREE MONTHS ENDED SEPTEMBER 30, 2006	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Net premiums written	$6,703	$(331)		$6,372

Net premiums earned	$30,494	$(331)		$30,163
Net investment income	—	—	$5,265	5,265
Realized investment losses	—	—	(259)	(259)
Other losses	—	—	(41)	(41)

Total revenues	30,494	(331)	4,965	35,128
Losses and loss adjustment expenses	21,679	1,999	—	23,678
Underwriting and other operating expenses	6,031	260	43	6,334

Total expenses	27,710	2,259	43	30,012

Segment income (loss) before income taxes	$2,784	$(2,590)	$4,922	$5,116

Segment assets	$33,436	$66,513	$594,267	$694,216

THREE MONTHS ENDED SEPTEMBER 30, 2005	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Net premiums written	$6,809	$(675)		$6,134

Net premiums earned	$31,920	$(549)		$31,371
Net investment income	—	—	$4,556	4,556
Realized investment losses	—	—	(264)	(264)
Other income	—	—	1,348	1,348

Total revenues	31,920	(549)	5,640	37,011
Losses and loss adjustment expenses	18,863	14,095	—	32,958
Underwriting and other operating expenses	6,104	2,678	—	8,782

Total expenses	24,967	16,773	—	41,740

Segment income (loss) before income taxes	$6,953	$(17,322)	$5,640	$(4,729)

Segment assets	$36,146	$153,718	$595,396	$785,260

Net premiums written represents the net premiums charged on policies issued during a fiscal period. Net premiums earned represents the portion of net premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

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

During 2002 and 2003, all of the HIG insurance company subsidiaries (with the exception of a California subsidiary) were merged into a single Texas domiciled subsidiary, Highlands Insurance Company (Highlands). In November 2003, the State of Texas obtained an order in the Texas District Court appointing the Texas Insurance Commissioner as the permanent Receiver of Highlands. The Receiver, through a Special Deputy Receiver (SDR), has continued to resolve Highlands claim liabilities and to pay its losses and loss adjustment expenses (LAE), including those under the subject policies. The SDR has advised the Company that Highlands has paid losses and LAE under the subject policies of more than $67.0 million and that as of September 30, 2006 has established case loss reserves of $4.7 million, net of reinsurance. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported losses are $3.0 million, for a total loss and loss expense reserve of $7.7 million. This estimate is not based on a full reserve analysis of the exposures.

On July 24, 2006, the SDR filed an Application for Approval of Rehabilitation Plan with the Texas District Court. Under the Plan, if approved, the SDR would continue to pay initially all allowed administrative and policy claims (including those under the subject policies), and then to pay other claims with any remaining funds. The Plan requires policyholders and others to submit claims in the proceeding, and envisions that all of these claims would be resolved and paid over a number of years. As long as the Rehabilitation Proceeding is in effect, there would be no liquidation of Highlands and, therefore, no obligation on the part of the Company under the subject policies. The Plan is subject to approval of the Texas Court. Certain creditors have filed objections to aspects of the Plan and, in some cases, to the Plan in its entirety. An extended hearing is in progress on these objections.

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of September 30, 2006, letter of credit issuance under the facility was approximately $48.6 million. Securities of $53.5 million are pledged as collateral under the facility.

9.	STOCK-BASED COMPENSATION

At September 30, 2006, the Company maintains a stock-based compensation plan, the 2003 Amended and Restated Equity Participation Plan of SCPIE Holdings, Inc. (the Plan) which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARS) to key employees of the Company.

The compensation cost that has been charged against income for this plan was $193,000 and $175,000 for the nine month periods ended September 30, 2006 and September 30, 2005, respectively. The income tax benefit recognized in the income statement for share-based compensation was $68,000 and $61,000 for the nine month periods ended September 30, 2006 and September 30, 2005, respectively.

Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company provided pro forma disclosure amounts as if the fair value method defined by SFAS No. 123 “Accounting for Stock-Based Compensation,” had been applied to its stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment,” using the modified prospective transition method and therefore had not restated prior period’s results. Under this transition method, stock-based compensation expense for 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is the option vesting term of three years. The cash flows resulting from the tax benefits in excess of the compensation expense recorded for these options is classified as cash provided by financing activities.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the nine months ended September 30, 2006 are $122,000 and $79,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.01 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.

Option activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	892,034	$13.69
Granted	—
Exercised	79,600	$14.93
Cancelled or Expired	18,334

Outstanding at September 30, 2006	794,100	$13.25	5.64	$8,648,910

Exercisable at September 30, 2006	751,095	$13.24	5.55	$8,218,729

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all options been exercised on September 30, 2006. Total intrinsic value of options exercised during the nine months ended September 30, 2006 was $686,000.

As of September 30, 2006, $190,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 1.6 years.

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

The actions taken by the Company have significantly reduced capital requirements related to written premium and reserve to surplus ratios in both the A.M. Best and NAIC capital adequacy models. On November 3, 2006, A.M. Best raised its financial strength rating of the Company’s insurance subsidiaries to B+ (Very Good) from B (Fair). A.M. Best assigns a B+ rating to companies that have, in its opinion, a good ability to meet their ongoing obligations to policyholders. The outlook for this rating is stable. As the Company settles the claims in its non-core business, the capital adequacy position of the Company should continue to improve.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $380.0 million as of September 30, 2006. The reserves attributable to the operating segments of the Company are as follows:

Summary of Net Loss and LAE Reserves

(IN THOUSANDS)

	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
September 30, 2006
Direct Healthcare
Core	$74,943	$210,788	$285,731	$14,256	$271,475
Non-Core	32,660	14,161	46,821	1,519	45,302

	107,603	224,949	332,552	15,775	316,777
Assumed Reinsurance	57,964	31,858	89,822	26,675	63,147

	$165,567	$256,807	$422,374	$42,450	$379,924

December 31, 2005
Direct Healthcare
Core	$76,726	$194,114	$270,840	$13,934	$256,906
Non-Core	42,730	20,523	63,253	2,638	60,615

	119,456	214,637	334,093	16,572	317,521
Assumed Reinsurance	59,804	35,418	95,222	28,962	66,260

	$179,260	$250,055	$429,315	$45,534	$383,781

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

Reserve Sensitivity

The primary factor affecting the adequacy of reserve estimates in the core direct healthcare area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. At September 30, 2006 reserve levels, a 1% change in pure loss costs trend produces a change in prior reserves of approximately $8.9 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 90% of core reserves.

In the non-core direct healthcare area, the adequacy of reserves is primarily dependent upon achieving fair settlements with the injured parties and reasonable litigation results. As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for Bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. The current non-core direct healthcare average reserve (including Bulk and IBNR reserves) is approximately $290,000 per outstanding case. If the average settlement ultimately achieved is different by $15,000 for the current average reserve, the ultimate reserves will be affected by approximately $2.3 million.

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

Income taxes

At September 30, 2006, the Company had $47.9 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $22.2 million for a net operating loss carryforward that will expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company’s core operations have historically been profitable on both a GAAP and tax basis. The losses incurred in 2001 to 2004 have been primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has remained strong and improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company has returned to a position of taxable income.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

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

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
NINE MONTHS ENDED SEPTEMBER 30, 2006
Net premiums written	$98,757	$—	$98,757

Net premiums earned	$93,066	$—	$93,066
Losses and LAE incurred	66,083		66,083
Underwriting expenses	19,294		19,294

Underwriting gain	$7,689	$—	$7,689

Loss ratio	71.0%
Expense ratio	20.7%
Combined ratio	91.7%
NINE MONTHS ENDED SEPTEMBER 30, 2005
Net premiums written	$102,287	$56	$102,343

Net premiums earned	$96,474	$73	$96,547
Losses and LAE incurred	70,229	(2,612)	67,617
Underwriting expenses	20,161	50	20,211

Underwriting gain	$6,084	$2,635	$8,719

Loss ratio	72.8%
Expense ratio	20.9%
Combined ratio	93.7%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

The Company has realized improvement in its core business throughout the nine months of 2006, including the third quarter of 2006. This represents a continuation of the improvement that began early in 2005. During the past 18 months the frequency of loss in the core operations has declined more than 20%. Although there has been an increase in the severity of losses during this period, it has not offset the effects of the decrease in frequency. The Company continues to realize a loss ratio (losses and LAE to related net premiums earned) of approximately 71% in the core business, which it expects to continue in the near term.

The Company has historically instituted premium rate increases on it policies in California at the beginning of a calendar year. The Company did not have a rate increase in 2006, and does not expect to have a rate increase in 2007, as a result of the performance of its core business during the past two years. In Delaware, the Company implemented a 15% rate increase effective July 1, 2006.

Net premiums written were $98.8 million and net premiums earned were $93.1 million in the nine months ended September 30, 2006; compared to $102.3 million and $ 96.5 million in the nine months ended September 30, 2005. Net premiums earned decreased primarily due to a small decline in policies in-force and decreased premiums from loss-rated groups, as loss experience has improved.

The loss ratio for the nine months ended September 30, 2006 was 71.0% compared to 72.8% in the nine months ended September 30, 2005. The decrease in the loss ratio is due primarily to lower loss estimates for 2006, principally due to a decline in claim frequency.

The underwriting expense ratio (expenses related to net premiums earned) decreased slightly to 20.7% in the first nine months ended September 30, 2006 from 20.9% in the first nine months of 2005.

Non-Core Business

Outstanding reserves for the non-core healthcare business declined to $45.3 million at September 30, 2006 from $60.6 million at December 31, 2005, and the number of open claims decreased to 156 from 229.

The underwriting results during the first nine months of 2006 were diminimus and reflect the fact that no significant changes in reserve levels were required during that period. In 2005, during the third quarter, the Company realized better than expected experience in resolving claims in the run-off of the non-core healthcare business, including fewer than expected claims reported that year. The Company reduced reserves by approximately $2.6 million during that quarter, which resulted in the underwriting gain for the nine months ended September 30, 2005.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
	2006	2005
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
Net premiums written	$179	$(1,524)

Net premiums earned	$179	$(139)
Underwriting expenses
Losses and LAE incurred	8,501	18,399
Underwriting and other operating expenses	168	4,290

Underwriting loss	$(8,490)	$(22,828)

The net premiums written and earned in 2006 and 2005 are primarily from premium adjustments related to old underwriting years.

The underwriting losses for the nine months ended September 30, 2006 are primarily related to increases in reserve estimates for a small number of contracts. For 2005, the loss was principally attributable to adjustments made during the third quarter to amounts ceded by the Company to Rosemont Re, its principal reinsurer, in connection with a review by the parties, additional reported claims and increased loss estimates received by the Company during that quarter from its reinsureds, including in large part London based insurers and reinsurers, and additional losses and LAE recorded under certain bail bond treaties.

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

Other Operations

Net investment income increased 15.7% to $15.5 million for the nine months ended September 30, 2006 from $13.4 million for the nine months ended September 30, 2005. The increase in investment income principally reflects an increase in the average annual rate of return on invested assets from 3.3% to 3.9% for the nine months ended September 30, 2005 and September 30, 2006 respectively.

Net realized investment loss of $423 thousand was recorded for the nine months ended September 30, 2006 versus realized investment losses of $258 thousand in the nine months ended September 30, 2005.

Expenses of $1.6 million included in Other operating expenses are costs related to the proxy challenge against the Company’s slate of director nominees for 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Direct Healthcare Liability Insurance Segment

The following table summarizes by core and non-core businesses the underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

Direct Healthcare Liability Insurance Segment

Underwriting Results

	CORE	NON-CORE*	TOTAL*
THREE MONTHS ENDED SEPTEMBER 30, 2006
Net premiums written	$6,703	$—	$6,703

Net premiums earned	$30,494	$—	$30,494
Losses and LAE incurred	21,679	—	21,679
Underwriting expenses	6,031	—	6,031

Underwriting gain	$2,784	$—	$2,784

Loss ratio	71.1%
Expense ratio	19.8%
Combined ratio	90.9%
THREE MONTHS ENDED SEPTEMBER 30, 2005
Net premiums written	$6,911	$(102)	$6,809

Net premiums earned	$32,017	$(97)	$31,920
Losses and LAE incurred	21,467	(2,604)	18,863
Underwriting expenses	6,131	(27)	6,104

Underwriting gain	$4,419	$2,534	$6,953

Loss ratio	67.0%
Expense ratio	19.1%
Combined ratio	86.1%

*	The ratios for the segment total and non-core business are not meaningful due to the run-off status of non-core business.

Core Business

Net premiums written were $6.7 million and net premiums earned were $30.5 million in the three months ended September 30, 2006; compared to $6.9 million and $32.0 million in the three months ended September 30, 2005. Net premiums earned decreased 4.7%, primarily due to a small decline in policies in-force and decreased premium from loss-rated groups as loss experience improved. Net premiums written decreased only slightly in the 2006 period, compared to the prior year.

The loss ratio (losses and LAE related to net premiums earned) for the third quarter 2006 was 71.1% compared to 67.0% in the third quarter 2005. The difference in the loss ratios was attributable to recognition in the 2005 third quarter of a significant reduction in claim frequency in the core business, compared to the earlier periods in 2005.

The underwriting expense ratio (expenses related to net premiums earned) increased to 19.8% in the third quarter 2006 from 19.1% in the third quarter 2005.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $45.3 million as of September 30, 2006 from $48.7 million at June 30, 2006 and the number of open claims decreased to 156 from 170 for the same period. The underwriting results in the third quarters of 2006 were diminimus and reflect the fact that no significant changes in reserve levels were required during the quarter. In the 2005 third quarter, the Company realized better than expected experience in resolving claims in the run-off of the non-core healthcare business, including fewer than expected claims reported that year. The Company reduced reserves by approximately $2.6 million during that quarter, which resulted in the underwriting gain for the non-core healthcare business for the three months ended September 30, 2005.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
	2006	2005
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
Net premiums written	$(331)	$(675)

Net premiums earned	$(331)	$(549)
Underwriting expenses
Losses and LAE incurred	1,999	14,095
Underwriting and other operating expenses	260	2,678

Underwriting loss	$(2,590)	$(17,322)

The net premiums written and earned in 2006 and 2005 are primarily from premium adjustments related to old underwriting years.

The underwriting loss for the three months ended September 30, 2006 was primarily related to increased reserve estimates for a small number of contracts. The 2005 third quarter underwriting loss was principally attributable to adjustments made during the third quarter to amounts ceded by the Company to Rosemont Re, its principal reinsurer, in connection with a review by the parties, additional reported claims and increased loss estimates received by the Company during the quarter from its reinsureds, including in large part London based insurers and reinsurers, and additional losses and LAE recorded for the bail and immigration bond treaties.

Other Operations

Net investment income increased 15.6% to $5.3 million for the three months ended September 30, 2006 from $4.6 million for the three months ended September 30, 2005. Investment income reflects an increase in the average rate of return on invested assets from 3.4% to 4.0% for the three months ended September 30, 2005 and 2006, respectively.

Net realized investment losses of $259 thousand were recorded for the third quarter 2006 versus net realized investment losses of $264 thousand in the third quarter 2005.

Expenses of $43,000 included in Other operating expenses related to a proxy challenge against the Company’s slate of director nominees for 2006.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 2006, the Company had positive cash flow from operations of $2.4 million compared to a negative cash flow of $35.8 million in 2005. The positive cash flow in 2006 is primarily related to reduced claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $114.2 million or 21.4% of invested assets, at September 30, 2006. The Company believes that all of its short-term and fixed maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $2.0 million at September 30, 2006. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term ending in 2008, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2006 without prior regulatory approval is approximately $14.6 million. As of September 30, 2006, no dividends had been paid to SCPIE Holdings.

As of September 30, 2006, SCPIE Holdings held cash and short-term securities of $3.3 million. The Company also expects to receive a dividend from SCPIE Indemnity of approximately $3.0 million in 2006. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The actions taken by the Company have significantly reduced capital requirements related to written premium and reserve to surplus ratios in both the A.M. Best and NAIC capital adequacy models. On November 3, 2006, A.M. Best raised its financial strength rating of the Company’s insurance subsidiaries to B+ (Very Good) from B (Fair). A.M. Best assigns a B+ rating to companies that have, in its opinion, a good ability to meet their ongoing obligations to policyholders. The outlook for this rating is stable. As the Company settles the claims in its non-core business, the capital adequacy position of the Company should continue to improve.

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

As of September 30, 2006, the Company’s statutory surplus was approximately $160.5 million. The principal differences between statutory surplus and stockholders’ equity are deferred policyholder acquisition costs and the deferred federal income tax asset.

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

The Company invests its assets primarily in fixed maturity securities, which at September 30, 2006 comprised 78.2.% of total investments at market value. Corporate bonds represent 40.0% and U.S. government bonds represent 42.1% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for less than 1.0% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at September 30, 2006 was 3.0 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At September 30, 2006, the carrying value of the investment portfolio included $7.9 million in net unrealized losses. At December 31, 2005, the investment portfolio included $7.7 million in net unrealized losses.

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

Bail and Immigration Bond Proceedings

The Company’s Insurance Subsidiary, AHI, is a party to reinsurance agreements with Highlands Insurance Company, now in Receivership (Highlands), Sirius America Insurance Company (Sirius) and Aegis Security Insurance Company (Aegis), each of which acted as a primary insurer for various periods under bail and immigration bond programs administered and guaranteed by Capital Bonding Corporation (CBC), as managing general agent. As part of these programs, the primary insurers (though CBC) issued bail bonds in a number of states and also issued federal immigration bonds. AHI participated as a reinsurer of these programs during 2001 and 2002. The Company’s reinsurance participation was 20% of the bond losses during 2001 and 25% during 2002. The Company’s share of the losses under these treaties was substantially reinsured with Rosemont Re during 2002 and to a lesser extent during 2001.

During 2004, CBC failed and a large number of bond losses emerged for 2000 and subsequent years. There are a number of pending disputes between the primary insurers and reinsurers in the CBC program. AHI has been engaged in arbitration proceedings with each of the primary insurers to resolve these disputes. The Company’s arbitration proceeding with Aegis is concluded and the Company has commuted any future LAE and bail bond losses with Aegis. The Company paid to Aegis a total amount slightly in excess of the amount reserved for this agreement at December 31, 2005. The arbitration hearing with Sirius is scheduled for March 2007, and the Highlands arbitration proceeding is still in its early stages.

The Company has recorded in the financial statements its best reserve estimate of $3.7 million to cover the ultimate net liability under the Sirius and Highlands reinsurance agreements. Highlands has provided claim information to the Company only with respect to alleged losses during 2001 and 2002 under bail bonds issued in the State of New Jersey. Highlands has indicated in filings that it has significant additional exposure under federal immigration bonds, bail bonds issued in states other than New Jersey, and federal court bonds. Highlands has not provided sufficient information to measurably quantify these additional losses or allocate such losses among the 2001 and 2002 years in which AHI participated and the 2000 year in which the Company did not participate. Given the uncertainties of these actual and prospective bail bond and other claims, future loss development on the CBC program could be materially greater than the reserves estimated by the Company at September 30, 2006. The Company intends to vigorously contest the claims of both Sirius and Highlands.

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

None

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

SCPIE HOLDINGS INC.

Date: November 7, 2006	By:	/s/ Donald J. Zuk
Donald J. Zuk
President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ Robert B. Tschudy
Robert B. Tschudy
Senior Vice President and Chief Financial Officer