Form 10-K
period 2006-12-31
SCPIE HOLDINGS INC
filed 2007-03-16
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by checkmark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to § 13 or § 15(d) of the Act.  Yes ☐  No ☒

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 30, 2006, was $221,463,000 (based upon the closing sales price of such date, as reported by The Wall Street Journal ).

The number of shares of the Registrant’s Common Stock outstanding as of March 6, 2007, was 10,057,906 (including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of the Registrant).

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

The Company conducts its insurance business through three insurance company subsidiaries. The largest, a wholly owned subsidiary, SCPIE Indemnity Company (SCPIE Indemnity) is licensed to conduct direct insurance business only in California, its state of domicile. American Healthcare Indemnity Company (AHI), domiciled in Delaware, is licensed to transact insurance in 47 states and the District of Columbia. American Healthcare Specialty Insurance Company (AHSIC), domiciled in Arkansas, is eligible to write policies as an excess and surplus lines insurer in 20 states and the District of Columbia. AHI and AHSIC are wholly owned subsidiaries of SCPIE Indemnity. All three companies generally have the right to participate in domestic and international reinsurance treaties. The Company also has an insurance agency subsidiary, SCPIE Insurance Services, Inc., two subsidiary corporations providing management services, and a corporate member of Lloyd’s of London (Lloyd’s), SCPIE Underwriting Limited, which is owned by SCPIE Indemnity.

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

The Insurance Subsidiaries are rated B+ (Good) by A.M. Best Company (A.M. Best), the leading rating organization for the insurance industry.

DIRECT HEALTHCARE LIABILITY CORE INSURANCE OPERATIONS

Overview and Developments During 2006—Core Business

The Company has been a leading provider of medical malpractice insurance to physicians, oral surgeons and healthcare providers and facilities in California for many years. The Company’s share of the medical malpractice premiums written in California in 2005 (latest data available) was approximately 19.8%, and the Company was the third largest writer in the state. In 2001, the Company undertook the insurance of physicians in Delaware through a single Delaware broker. During 2006, the Company had net premiums earned under policies issued to California insureds representing 97.3% of the total net premiums earned in its core business component of the direct healthcare liability insurance operations.

The Company has also developed and markets ancillary liability insurance products for the healthcare industry, including directors and officers liability insurance for healthcare entities, errors and omissions coverage for managed care organizations and billing errors and omissions coverage for the medical profession. These represent a small part of the Company’s business.

The Company’s core business operations significantly improved between 2004 and 2005 as a result of a rate increase effective January 1, 2005 of 6.5% in California combined with a marked decline in claim frequency. The 2006 operations were relatively stable compared to 2005. No rate increases were taken and a further decline in claims frequency offset severity increases. The following table displays the core business results for the years ended December 31, 2006, 2005 and 2004:

Core Direct Healthcare Liability Insurance Operations

Underwriting Results

(Dollars in Thousands)

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Premiums Written	$123,280	$126,872	$128,641

Net Premiums Earned	$123,170	$127,556	$123,194
Losses and LAE Incurred	86,928	90,463	99,302
Underwriting Expenses	25,479	25,900	25,742

	112,407	116,363	125,044

Underwriting Gain (loss)	$10,763	$11,193	$(1,850)

Loss Ratio	70.6%	70.9%	80.6%
Expense Ratio	20.7%	20.3%	20.9%
Combined Ratio	91.3%	91.2%	101.5%

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

Premiums Earned in Core Business

(In Thousands)

YEAR ENDED DECEMBER 31,	2006	2005	2004
Physician and medical group professional liability	$113,477	$116,834	$111,692
Healthcare provider and facility liability	7,324	8,400	9,259
Ancillary liability products	1,860	1,785	1,698
Other	509	537	545

Total core premiums earned	$123,170	$127,556	$123,194

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

Ancillary Liability Products—The Company offers a policy for managed care organizations that provides coverage for liability arising from covered managed care incidents or vicarious liability for medical services rendered by non-employed physicians. Covered services include peer review, healthcare expense review, utilization management, utilization review and claims and benefit handling in the operation of the managed care organizations. These policies are generally issued on a claims-made and reported basis. The annual aggregate limit of coverage under the current managed care organization policies issued by the Company is $1.0 million. The Company offers directors and officers’ liability policies to medical providers. The directors and officers’ liability policies are generally issued on a claims-made and reported basis. The limit of coverage on directors and officers’ liability policies written by the Company is $1.0 million. The Company also offers a policy that provides physicians and medical groups with protection for defense expenses and certain liabilities related to governmental investigations into billing errors and omissions to Medicare and other government-subsidized healthcare programs.

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

The following tables set forth core healthcare liability policies sold directly to the insured and through brokers:

Core Healthcare Liability

(In Thousands)

YEAR ENDED DECEMBER 31,	2006	2005	2004
Gross Premiums Written
Direct	$86,720	$89,751	$94,575
Brokerage	49,375	51,721	47,918

	$136,095	$141,472	$142,493

New business written (annualized) during the year
Direct	$1,925	$2,705	$3,502
Brokerage	3,889	5,480	3,073

	$5,814	$8,185	$6,575

The Company’s Marketing Department consists of a Senior Vice-President in charge of both marketing and underwriting, and approximately 19 employees who directly solicit prospective policyholders, maintain relationships with existing insureds and provide marketing support to brokers. The Company’s marketing efforts include sponsorship by local medical associations, educational seminars, advertisements in medical journals and direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

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

Underwriting

The Underwriting Department consists of the Senior Vice President, two divisional underwriting managers, 11 underwriters and seven technical and administrative assistants. The Company’s Underwriting Department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company. Certain of these underwriters specialize in underwriting managed care organizations and directors and officers’ liability products.

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

The Company has instituted annual overall rate increases in California during the past 10 years ranging from approximately 3.5% to 10.6%. Rate increases of 9.9% and 6.5% were approved and implemented in California effective October 1, 2003, and January 1, 2005, respectively. The Company did not request any rate change in California for 2006 or 2007. Rate increases of 34.4%, 13.3% and 19.2% were approved in Delaware effective July 1, 2003 and July 15, 2004 and 2005, respectively. Approximately 24% of the Company’s in force premium as of December 31, 2006 is evaluated using experience rating formulas and therefore is not necessarily subject to base rate changes. Experience rating formulas are sensitive to the individual loss experience of groups of physicians and may produce increases or decreases different than the change in the general base rate. See “Risk Factors—Rate Increases in California.”

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

The Claims Department staff includes a Senior Vice President in charge of Claims, an assistant claims manager, unit managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The Claims Department staff consists of approximately 23 employees. The Company has unit managers and branch managers responsible for specific geographic areas, and additional units for specialty areas such as healthcare facilities, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

The Company vigorously defends its insureds against claims, but seeks to expediently resolve cases with high-exposure potential. The defense of a healthcare professional liability claim requires significant cooperation between the litigation supervisor or claims manager responsible for the claim and the insured physician. In California and other states, the law requires that a healthcare professional liability claim cannot generally be settled without the consent of the insured. California law requires that the insurer report such settlements of more than $30,000 to a medical disciplinary board, and federal law requires that any claim payment, regardless of amount, be reported to a national data bank, which can be accessed by various state licensing and disciplinary boards and medical peer evaluation committees. Thus, the physician or other healthcare professional is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to his or her ability to practice. The Claims Department supervisor must be able to fully evaluate considerations of settlement or trial and to communicate effectively the Company’s recommendation to its insured. If the insured will not consent to a settlement offer, the Company may be exposed to its policy limit if the case proceeds to trial.

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

The Company encountered intense price competition and incurred material adverse loss experience under many of its large hospital and other healthcare facility policies. As a result, the Company began to non-renew a number of its hospital policies or offered renewal only at substantially increased premium rates. The last hospital policy expired in December 2002.

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

The Company and Brown & Brown agreed in March 2002 to terminate both the physician and dental programs no later than March 6, 2003. During 2002, the Company continued to issue and renew those policies under the Brown & Brown programs that satisfied revised stringent underwriting standards. In 2003, the Company terminated its relationship with Brown & Brown and as of March 6, 2004, all policies had expired.

Current Status

The Company continues to settle and close the claims associated with the direct healthcare liability business in run-off. As of December 31, 2006, non-core healthcare liability reserves accounted for 10.3% of the Company’s total net reserves. The following table shows the progress the Company has achieved in the disposition of these claims over the last three years.

Direct Healthcare Liability Claims in Run-Off:

(Dollars in Thousands, except Average Reserve)

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Loss Reserves Outstanding Beginning of Period	$60,616	$97,331	$145,283
Loss Payments	22,962	34,418	59,240
Increase (Decrease) in Estimated Ultimate Losses	—	(2,297)	11,288

Net Loss Reserves End of Period	$37,654	$60,616	$97,331

Number of Claims Outstanding Beginning of Period	229	431	739
Claims Closed During Period	104	218	386
Claims Opened During Period	11	16	78

Number of Claims Outstanding End of Period	136	229	431

Claims Closed with Indemnity Payments	39.4%	42.2%	42.1%
Average Reserve (including IBNR) on Outstanding Claims	$276,860	$264,699	$225,826

New claims currently arise principally from tail policies which were required by regulation to be offered upon cancellation and expiration of the underlying policy. The Company continues to settle claims at amounts it considers reasonable and defends against claims it considers non-meritorious. The Company’s average reserves held on open claims have increased as smaller claims tend to settle earlier in the claims settlement process.

Assumed Reinsurance Operations In Run-Off

In August 1999, the Company established a separate Assumed Reinsurance Division under the direction of two senior officers. The principal reinsurance programs included casualty, property, accident and health and workers’ compensation and marine programs.

Reinsurance is an arrangement in which an insurance company, the reinsurer or the assuming company, agrees to indemnify another insurance company, the reinsured or the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. The Company concentrated the majority of its assumed reinsurance portfolio on treaty reinsurance. Treaty reinsurers, including the Company, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. The Company also focused on pro rata, or quota share, arrangements, in which the ceding company bears a proportional share of the risk and therefore the incentive to underwrite and price the business appropriately.

In addition to the foregoing programs, in 2001 the Company formed SCPIE Underwriting Limited, a limited liability corporate underwriting syndicate member at Lloyd’s, which provided underwriting capacity to three syndicates during 2001 and 2002. In 2003, SCPIE Underwriting Limited reduced underwriting capacity to one syndicate and in 2004 ceased underwriting operations.

Exit From Most Reinsurance Operations

The Company suffered significant losses in 2001 in its non-California healthcare operations and in its assumed reinsurance operations from the World Trade Center terrorist attack. These losses impacted the capital adequacy ratios under the A.M. Best and NAIC capital adequacy models and resulted in the reduction in the A.M. Best rating assigned to the Insurance Subsidiaries.

In order to reduce its capital requirements, in December 2002, the Company entered into a 100% quota share reinsurance agreement with Rosemont Re, under which the Company ceded almost all of its assumed unearned reinsurance premiums as of June 30, 2002, for the 2001 and 2002 underwriting years, and almost all of its assumed reinsurance premiums written after that date for those underwriting years. This treaty relieved the Company of significant premium leverage and significantly improved the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

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

After consummation of the Rosemont Re reinsurance treaty, the Company continued to participate during 2003 in one Lloyd’s syndicate that specialized in underwriting professional liability excess insurance. The Company’s decision to continue to support this syndicate was primarily due to the attractive increases in reinsurance rates in this segment of the market, as well as the significant capital costs involved in running off the business if the syndicate were terminated. This syndicate was commuted as of December 31, 2005 and the Company is no longer exposed to losses related to insureds of this syndicate.

Remaining Assumed Reinsurance Operations

The Company continues to administer claims and other matters relating to the more than 100 existing reinsurance treaties and contracts entered into by the Company, including those subject to the 100% quota share reinsurance treaty with Rosemont Re. At year-end 2006, 2005 and 2004, the principal net loss reserves retained by the Company under these treaties involved (i) Lloyd’s syndicates for which the Company provided capital, (ii) London-based business including other Lloyd’s syndicates, (iii) occupational accident coverage and excess workers compensation benefits, which typically provides lifetime medical and related benefits at high coverage levels, (iv) excess of loss directors and officers liability reinsurance, and (v) bail and immigration bonds.

The following table presents the net assumed reinsurance reserves (including retrospective reserves ceded under the Rosemont Re Treaty of $6.4 million, $7.1 million, and $12.7 million, respectively) by major component as of December 31:

	2006		2005		2004
	(In Thousands)
Lloyd’s Syndicates(1)	$—		$—		$21,922
London-based business	19,494		24,427		18,873
Occupational accident business	19,134		21,780		26,561
Excess D&O liability	5,414		6,375		7,375
Bail and immigration bonds	136	(2)	573	(2)	3,489
Other	4,849		6,039		9,588

	$49,027		$59,194		$87,808

(1)	Syndicates for which the Company provided capital.
(2)	Additional net liabilities of $3.6 million representing payment requests made to the Company are included in other liabilities on the Company’s balance sheet. These net liabilities are being contested in pending arbitrations. (See “Legal Proceedings—Bail and Immigration Bond Proceedings.”)

The assumed reinsurance net reserves continue to decline as payments are made and reserves are settled or contracts are commuted. The Company is actively seeking to commute individual contracts to speed up the settlement process. Commutation requires an agreement between the insured and reinsurer whereby one payment by the reinsurer will settle all its remaining obligations. Such settlements normally include actuarial estimates of potential losses on an individual contract basis as well as the effect of the time value of money.

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

The loss and LAE reserves included in the Company’s financial statements represent the Company’s best estimate of the amounts that the Company will ultimately pay on claims, and the related costs of adjusting those claims, as of the date of the financial statements. The uncertainties inherent in estimating ultimate losses on the basis of past experience have increased in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims. The inherent uncertainty of establishing reserves is relatively greater for companies writing liability insurance, including medical malpractice insurance, due primarily to the longer-term nature of the resolution of claims. There can be no assurance that the ultimate liability of the Company will not exceed the amounts reserved.

The Company relies on its internal actuarial staff in establishing its reserves. The Company’s internal actuarial staff reviews reserve adequacy on a quarterly basis. The Company continually refines reserve estimates as experience develops and further claims are reported and resolved. The Company reflects adjustments to reserves in the results of the periods in which such adjustments are made. The Company’s medical malpractice and assumed reinsurance insurance written are lines of business for which the initial loss and LAE estimates may be impacted by events occurring long after the claim is incurred. Such events include sudden severe inflation or adverse judicial or legislative decisions in medical malpractice insurance and the inherent long reporting delays in assumed reinsurance.

The Company’s actuaries use a variety of actuarial methodologies in evaluating the adequacy of healthcare liability loss and LAE reserves. Loss development methods use historical loss development patterns by the year a claim is reported (the report year) and the valuation points of reported losses during ensuing periods. Paid loss and reported incurred loss development projections are base methods and are used to support other techniques. Report year claim count and severity (average claim size) projections are developed to provide alternative projections using reported claim frequency and trended severity. Alternative reported projections are developed by adjusting the claims settlement rates so that these patterns are consistent from year to year. Trended pure premium projections are developed by trending average losses per exposure from mature periods. The Company also uses the Bornhuetter-Ferguson method, a standard method which combines reported or paid losses, loss development or payment patterns and expected loss ratios.

The indications derived under the various methodologies are analyzed by limit, resulting average loss trends, the year in which the medical incident occurred or was reported and known policy limit claims outstanding. An individual reserve level is selected by report year or accident year in the case of occurrence coverages.

Loss development methods based on historical patterns are very sensitive to small changes in the pattern of loss payments or reported losses. Methods which determine trends from mature periods or use expected loss ratios are less sensitive to changes in loss payment or reporting patterns. In general, the Bornhuetter-Ferguson and trended pure premium loss methodologies are given more weight in selecting the levels for the most recent report years. As more data emerges in payments and settled claims, the various methodologies begin to converge.

In the assumed reinsurance area, the Company’s actuaries rely heavily on losses, including IBNR, reported by the ceding companies. The Company obtains analysis from the actuary of the ceding companies, when available. These analyses are reviewed by the Company’s actuaries as well as general industry patterns to determine the Company’s reserve position. The volatility is greatest in those areas in which claims take a long time, often many years, to be reported through the worldwide reinsurance market.

In connection with the reserve certification required under state statutory regulations, independent actuaries review the Company’s reserves for losses and LAE at the end of each fiscal year. The independent actuaries report includes a single point estimate of required reserve levels. The Company considers the independent actuaries work when determining reserve levels, but primarily as a validation that the Company’s reserve analysis is reasonable and has considered the relevant factors inherent in such a determination, such as, anticipated or estimated changes in the frequency and severity of claims, loss retention levels and premium rates.

The Company’s loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the periods indicated:

DECEMBER 31,	2006	2005	2004
	(In thousands)
Reserves for losses and LAE—at beginning of year	$429,315	$638,747	$643,046
Less reinsurance recoverables—at beginning of year	45,535	183,623	108,891

Reserves for losses and LAE, net of related reinsurance recoverable—at beginning of year	383,780	455,124	534,155

Provision for losses and LAE for claims incurred in the current year, net of reinsurance	109,343	113,128	123,027
Increase (decrease) in estimated losses and LAE for claims incurred in prior years, net of reinsurance	(11,255)	(1,972)	15,900

Incurred losses during the year, net of reinsurance	98,088	111,156	138,927

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	12,201	24,466	11,091
Prior years	102,443	158,034	206,867

Total payments during the year, net of reinsurance	114,644	182,500	217,958

Reserve for losses and LAE, net of related reinsurance recoverable—at end of year	367,224	383,780	455,124
Reinsurance recoverable for losses and LAE—at end of year	38,224	45,535	183,623

Reserves for losses and LAE, gross of reinsurance recoverable—at end of year	$405,448	$429,315	$638,747

The decreases during 2006 and 2005 in estimated losses and LAE occurring in prior years were primarily attributable to favorable loss experience in direct healthcare liability insurance due to the declining frequency in claims in both years and non-core direct healthcare liability insurance in 2005, partially offset by adverse experience in the assumed reinsurance business. The increase during 2004 was primarily attributable to the adverse loss experience in the assumed reinsurance and the non-core direct healthcare liability insurance businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

YEARS ENDED DECEMBER 31,	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(in thousands)
Loss and LAE Reserves, net.	$440,302	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741	$534,155	$455,124	$383,780	$367,224
Cumulative net paid, as of:
One year later	118,307	107,748	156,913	148,891	155,626	210,907	173,528	206,867	158,035	102,443
Two years later	181,116	179,016	246,835	238,718	273,680	319,076	336,913	331,158	235,877
Three years later	207,141	204,773	279,629	281,048	319,636	390,400	403,098	388,775
Four years later	217,460	216,448	299,106	304,588	344,700	423,621	445,175
Five years later	222,307	223,540	309,809	312,633	360,419	449,232
Six years later	227,782	228,007	311,677	319,349	372,133
Seven years later	230,648	229,213	315,923	327,732
Eight years later	231,100	229,256	321,863
Nine years later	231,029	230,663
Ten years later	231,036

Liability re-estimated, as of:
One year later	387,094	339,673	389,893	359,954	403,373	519,610	556,633	550,054	453,152	372,525
Two years later	301,795	283,276	351,238	356,298	402,559	510,274	573,603	539,144	449,670
Three years later	259,022	250,962	341,763	338,196	397,129	516,663	562,185	551,028
Four years later	237,059	243,561	329,588	342,176	402,009	518,952	564,458
Five years later	236,363	237,487	329,172	343,780	402,107	519,115
Six years later	235,919	239,389	330,264	343,901	404,795
Seven years later	236,434	238,918	330,148	346,883
Eight years later	236,238	234,758	332,823
Nine years later	234,240	238,608
Ten years later	236,484
Net cumulative redundancy / (deficiency)	$203,818	$194,833	$118,249	$57,974	$(15,246)	$(16,725)	$283	$(16,873)	$5,454	$11,255

Original gross liability – end of year	$459,569	$454,970	$475,970	$449,864	$429,700	$576,636	$650,671	$643,046	$638,747	$429,315	$405,448
Less: Reinsurance recoverables	19,267	21,529	24,898	45,007	40,151	74,246	85,930	108,891	183,623	45,535	38,224

Original net liability—end of year	$440,302	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741	$534,155	$455,124	$383,780	$367,224

Gross re-estimated liability—latest period	$246,686	$251,565	$357,838	$379,003	$464,017	$585,537	$667,032	$681,260	$599,534	$411,821
Less: Estimated reinsurance recoverables	10,202	12,957	25,015	32,120	59,222	66,422	102,574	130,232	149,864	39,296

Net estimated liabilities—latest period	$236,484	$238,608	$332,823	$346,883	$404,795	$519,115	$564,458	$551,028	$449,670	$372,525

Gross cumulative redundancy / deficiency	$212,883	$203,405	$118,132	$70,861	$(34,317)	$(8,901)	$(16,361)	$(38,213)	$39,214	$17,494

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

The ultimate results of the number of policy-limit losses which may occur in any single year or the ultimate effect litigation results may have on the average severity of losses, will not be known for several years. The majority of severe cases will not be settled in the twenty-four month period following reporting of the claim. The Company has continued its historical policy of estimating the current year’s incurred losses in a manner designed to protect against unfavorable trends in large losses or severity.

This policy, along with a significant decrease in the frequency of claims (a cumulative 36.5% over the last four years) has allowed favorable development in the core healthcare reserves of between 4.8% and 7.3% of the preceding year-end net reserve balances.

The primary trend affecting the adequacy of reserve estimates in the core area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. The inherent pure loss cost trend included in the setting of the 2003, 2004, 2005 and 2006 reserves has been 4.4%, 3.3%, 2.2%, and 1.2% respectively. A change in the pure loss cost trend not only affects the reserving for the current year’s incurred losses, but also previously established reserves, especially IBNR. At 2006 reserve levels, a 1% change in the pure loss costs trend produces a change in prior reserves of approximately $4.3 million. Such changes in estimates are reflected in the period of change. Reserves related to medical malpractice coverage account for 90% of core reserves.

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

The Company attempted to apply the same conservative reserving process as had been applied in the core business reserves. Because the Company’s expansion into the hospital and the healthcare liability outside of California represented new areas for which the Company had limited historical experience, the Company primarily utilized industry experience to estimate required reserve levels. There were significant increases in severity trends in these areas beginning in 2000. Although the Company took significant rate action and underwriting restrictions were implemented, ultimately the Company withdrew from these markets (hospitals in 2001 and non-core healthcare physician business in 2002.)

As the actual extent and size of the increases in the frequency and severity of claims related to the non-core healthcare liability areas emerged in the actuarial data used to project reserve levels, upward reserve adjustments were necessary. Development in the non-core healthcare reserves of between 4.1% unfavorable and 2.4% favorable has occurred over the last four years.

Since very few new claims are reported in this area, the primary factor in determining the need for additional reserves is whether current settlement patterns are conforming to the reserving models. In 2006, current patterns indicated no reserve change was required. Since several of the legal jurisdictions outside of California where the Company used to write policies require many years for claims to settle through the system, future events could affect the adequacy of carried reserves. If claims ultimately close for an average of $12,000 more than currently reserved on average, additional reserves of $1.6 million would be required.

The Assumed Reinsurance operations encompassed various risks in the worldwide reinsurance market. The Company has relied heavily on ceding company information in establishing loss reserves, including IBNR.

The assumed reinsurance reserves have a very long development pattern and are subject to frequent delays in reporting through the worldwide reinsurance system. Over the last four years this area has had development ranging from 20.2% unfavorable to

2.7% favorable. Upward developments have related primarily to World Trade Center losses, Lloyd’s syndicates, London business, a domestic bonding program, and an excess of loss treaty, which included officer and director liability business.

CEDED REINSURANCE PROGRAMS

The Company follows customary industry practice by reinsuring a portion of its healthcare liability insurance risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 2006, the Company ceded $12.8 million of its healthcare liability earned premiums to reinsurers.

From 2002 through 2006 the Company has reinsured losses above a retention of approximately $2.0 million to $20.0 million subject to an aggregate deductible of $3.0 million in each respective year for losses in excess of the Company’s retention. For 2003 and 2002 the Company also reinsured losses in excess of $20.0 million up to $50.0 million subject to 16% and 8% Company participation in these reinsurance layers, respectively. For 2001 and 2000 the Company reinsured losses above a $1.25 million and $2.0 million retention, respectively, up to $70.0 million subject to a $3.0 million aggregate deductible for each year. Prior to 2000 the Company generally reinsured losses up to $20.0 million above a $1 million retention subject to a $1 million aggregate deductible.

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

In addition, in December 2002, the Company entered into the Rosemont Re retrocessional reinsurance agreement more fully described in “Note 4 to Consolidated Financial Statements” and “Business Operations in Run-Off–Divestitures of Most Reinsurance Operations – The Rosemont Re Treaty.”

In general, reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd’s to avoid concentrations of credit risk. The following table identifies the Company’s most significant reinsurers based upon recoverable balances as of December 31, 2006 by company and their current A.M. Best ratings. No other single reinsurer’s percentage participation in 2006 exceeded 7.0% of total reinsurance premiums ceded.

	RECOVERABLE BALANCES AT YEAR END DECEMBER 31, 2006	PREMIUMS CEDED FOR YEAR ENDED DECEMBER 31, 2006	RATING(1)	PERCENTAGE OF PREMIUMS CEDED
	(In Thousands)
Rosemont Re (Bermuda)	$32,131	$28	n/a	0.2%
Lloyd’s of London Syndicates	$4,531	$5,450	A	43.0%
Hannover Ruckversicherungs	$4,426	$5,071	A	40.0%

(1)	All ratings are assigned by A.M. Best.

In December 2002, when the Company entered into its 100% quota share arrangement with Rosemont Re, Rosemont Re had an A- rating from A.M. Best. As a result of significant losses related to hurricanes Katrina, Rita and Wilma, Rosemont Re has been placed in run-off and will be liquidated.

Assets approximately equal to Rosemont Re’s estimated liabilities under the reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. The provisions of the trust are intended to comply with the requirements of the California Department of Insurance. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts. As of June 30, 2006, Rosemont reported $66.1 million of shareholder’s equity.

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

INVESTMENT PORTFOLIO

An important component of the Company’s operating results has been the return on its invested assets. The Company’s investments are made by investment managers under policies established and supervised by management, the Boards of Directors for the Company and the Insurance Subsidiaries. The Company’s investment policy has placed primary emphasis on investment grade, fixed-maturity securities and maximization of after-tax yields.

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

	DECEMBER 31, 2006		DECEMBER 31, 2005
	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$176,032	$173,320	$187,957	$186,280
Mortgage-backed and asset-backed	69,963	68,975	87,294	85,466
Corporate	151,558	147,659	194,099	189,734

Total fixed-maturity securities	397,553	389,954	469,350	461,480
Common stocks	1,723	2,034	1,934	2,095

Total	$399,276	$391,988	$471,284	$463,575

The Company’s current policy is to limit its investment in equity securities and real estate to no more than 8.0% of the total market value of its investments. The Company’s investment portfolio of fixed-maturity securities consists primarily of intermediate-term, investment-grade securities. The Company’s investment policy provides that fixed-maturity investments are limited to purchases of investment-grade securities or unrated securities which, in the opinion of a national investment advisor, should qualify for such rating. The table below contains additional information concerning the investment ratings of the Company’s fixed-maturity investments at December 31, 2006:

TYPE/RATING OF INVESTMENT(1)	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
AAA (including U.S. government and agencies)	$243,203	$239,525	61.4%
AA	53,012	51,590	13.2%
A	87,616	85,307	21.9%
BBB	13,722	13,532	3.5%

	$397,553	$389,954	100.0%

(1)	The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc. were used.

The following table sets forth certain information concerning the maturities of fixed-maturity securities in the Company’s investment portfolio as of December 31, 2006:

	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
Years to maturity:
One or less	$50,932	$50,413	12.9%
After one through five	153,239	150,238	38.5%
After five through ten	117,943	114,890	29.5%
After ten	5,476	5,438	1.4%
Mortgage-backed and asset-backed securities	69,963	68,975	17.7%

Totals	$397,553	$389,954	100.0%

The average weighted maturity of the securities in the Company’s fixed-maturity portfolio as of December 31, 2006, was 3.8 years. The average duration of the Company’s fixed-maturity portfolio as of December 31, 2006, was 2.5 years.

The Company maintains cash and highly liquid short-term investments, which at December 31, 2006, totaled $145.8 million.

The following table summarizes the Company’s investment results for the three years ended December 31, 2006, 2005 and 2004:

FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004
	(In Thousands)
Average invested assets (includes short-term investments) (1)	$531,187	$548,829	$603,351
Net investment income:
Before income taxes	$20,410	$17,818	$19,174
After income taxes	$13,267	$11,582	$12,463
Average annual yield on investments:
Before income taxes	3.8%	3.2%	3.2%
After income taxes	2.5%	2.1%	2.1%
Net realized investment gains (losses)
Before income taxes	$(493)	$4,018	$1,502
After income taxes	$(320)	$2,612	$976
Increase (decrease) in net unrealized losses on all investments after income taxes	$274	$(8,009)	$(2,283)

(1)	Includes fixed-maturity securities and equities at market.

In 2001 and 2002 the Company recognized significant capital gains primarily to generate statutory surplus to improve its capital adequacy ratios. In addition, the Company moved its portfolio entirely into taxable securities over the 2002-2003 time frame to maximize its cash income based on its current tax position. As a result, the majority of securities in the Company’s portfolio were purchased after 2002. The Company’s average yield may be less than other comparable insurance companies who have a portfolio of securities which include securities purchased prior to 2002 when interest rates were, in general, higher.

COMPETITION

The California physician professional liability insurance market is highly competitive. The Company competes principally with three physician-owned mutual or reciprocal insurance companies and a physician-owned mutual protection trust for physician and medical group insureds. Two of the companies and the trust solicit insureds in Southern California, the Company’s primary area of operations, and each has offered competitive rates during the past few years. In addition, two of these companies have announced that they will provide some level of dividends to their policyholders during 2007. The Company believes that the principal competitive factors, in addition to pricing, include financial stability, breadth and flexibility of coverage and the quality and level of services provided. In addition, large commercial insurance companies actively compete in this market, particularly for larger medical groups, hospitals and other healthcare facilities. The Company has considered its A.M. Best rating to be extremely important to its ability to compete. The Company currently has a B+ (Good) rating from A.M. Best, while its principal competitors in California have ratings of A- or better. See “A.M. Best Rating” for a description of potential impact of these reductions. See also “Risk Factors—Importance of A.M. Best Rating.”

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

The Holding Company Act also provides that the acquisition or change of “control” of a California insurance company or of any person or entity that controls such an insurance company cannot be consummated without the prior approval of the California

Insurance Commissioner. In general, a presumption of “control” arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute more than 10% of the voting securities of a California insurance company or of a person or entity that controls a California insurance company, such as SCPIE Holdings Inc. A person or entity seeking to acquire “control,” directly or indirectly, of the Company is generally required to file with the California Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

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

At December 31, 2006, the adjusted surplus level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2006, SCPIE Indemnity’s adjusted surplus level of $164.5 million was 340% of this threshold.

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

The Company has encountered challenges to its rate applications in recent years. See “Risk Factors—Rate Increases in California.” The Commissioner approved in its entirety the Company’s most recent application, which was implemented on January 1, 2005. As a result of the performance of its core business during the past two years the Company did not have a rate increase in 2006, and will not have a rate increase in 2007.

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

Terrorism Risk Insurance Act of 2002

Under the Federal Terrorism Risk Insurance Act, effective November 26, 2002, each commercial property and casualty insurer is required to make terrorism coverage available in policies for property and liability coverages other than professional liability coverage (which is excluded under the Act). Any terrorism exclusion in a subject policy is rendered void by the Act to the extent it excludes losses covered by the Act. The federal government will pay a major share of the covered losses after a deductible is paid by the insurers. The Company provides other liability coverages in its various policies, in addition to professional liability insurance, and may be subject to the Act. The Company’s policy forms do not exclude coverage for acts of terrorism. The Company has notified its policyholders of this coverage as provided by the Act, and has informed its policyholders that no premium is currently charged for acts of terrorism coverage. The Company does not consider this coverage material to its policies, which protect its insureds principally against liability, not property losses. The law was extended in 2005 to remain in effect until December 31, 2007.

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

For a number of years, the Insurance Subsidiaries received an A.M. Best rating of A (Excellent), the third highest rating classification. As a result of losses in the non-core businesses, the Company’s rating was reduced in 2002 and 2003 to B (Fair). The Company took actions to improve its capital adequacy position through the orderly withdrawal from the non-core healthcare and assumed reinsurance businesses. In November, 2006, A.M. Best increased its rating for the Insurance Subsidiaries to B+ (Good). A.M. Best assigns a B+ rating to companies that have, in its opinion, a good ability to meet their ongoing obligations to policyholders. The outlook for this rating is stable.

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

The Insurance Subsidiaries participate in a pooling arrangement and each of the Insurance Subsidiaries has been assigned the same “pooled” “B+ (Good)” A.M. Best rating based on their consolidated performance.

EMPLOYEES

As of December 31, 2006, the Company employed 120 persons. None of the employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of March 6, 2007, are as follows:

NAME	AGE	POSITION
Donald J. Zuk	70	President, Chief Executive Officer and Director
Ronald L. Goldberg	55	Senior Vice President, Underwriting and Marketing
Joseph P. Henkes	57	Secretary and Senior Vice President, Operations and Actuarial Services
Robert B. Tschudy	58	Senior Vice President, Chief Financial Officer and Treasurer
Edward G. Marley	46	Vice President and Chief Accounting Officer
Donald P. Newell	69	Senior Vice President and General Counsel
Margaret A. McComb	62	Senior Vice President, Claims

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

Donald P. Newell joined the Company in January 2001. Prior to that time, he was a partner at the law firm of Latham & Watkins in San Diego, California. Mr. Newell has worked on matters for the Company since 1975. Mr. Newell is a director of Mercury General Corporation, a publicly held personal lines insurance holding company. Mr. Newell was a director of the Company, until his resignation in January, 2007. Mr. Newell intends to retire from his employment with the Company at March 31, 2007.

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

Almost all of the Company’s 2007 premiums written will be generated in California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in California, particularly Southern California. In addition, approximately 23.6% of premiums written were generated by groups of nine physicians or more. The largest group of physicians accounted for 2.4% of total premiums written in 2006 and one program of affiliated groups, accounted for 6.6% of premiums written in 2006.

Importance of Brokers

In the past few years, brokers have become increasingly important to the Company’s growth. During 2006, the Company wrote approximately 36% of its core healthcare liability business through independent brokers. The Company competes with other insurers for this brokerage business. To maintain its relationship with independent brokers, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of policyholder service and satisfaction. In addition, an insurer’s A.M. Best rating is an important factor. If a broker finds it preferable to do business with a competitor with a higher A.M. Best rating, it could be difficult to renew existing business written through such broker or attract new business.

Uncertainties of Future Expansion

From 1996 to 2001, the Company significantly expanded its healthcare liability insurance products into markets outside California. This expansion was not successful, and the Company is now “running off” this non-core healthcare liability business. At the present time, the Company has one continuing non-California program for physicians and medical groups in Delaware and may consider adding programs on a selective basis in the future. The Company cannot predict whether this remaining program will be ultimately successful or whether the Company will have the opportunity to add such programs in other jurisdictions, and, if so, whether any additional program will be successful. Success will depend upon, among other things, the Company’s access to sufficient capital for any future expansion and its ability to accurately underwrite the healthcare risks and adequately price its policies in these other jurisdictions in which the Company does not have current experience.

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

In addition to pricing, competitive factors may include policyholder dividends, financial stability, breadth and flexibility of coverage and the quality and level of services provided. Two of the Company’s physician-owned competitors have announced their intention to pay some level of policyholder dividends in California in 2007.

The Company considers its A.M. Best rating to be extremely important to its ability to compete in its core markets. The Company’s current rating of B+ (Good) with a stable outlook could adversely affect the Company’s ability to attract and retain policyholders in California and Delaware. See “Importance of A.M. Best Rating.”

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

The inherent uncertainty is greater for healthcare liability reserves where a longer period may elapse before a definite determination of ultimate claim liability is made, and where the judicial, political and regulatory climates are changing. Healthcare liability claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as healthcare liability may be slow to appear, and accordingly, the Company’s reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. The core healthcare liability net reserves account for $274.1 million or 74.6% of total net reserves as of December 31, 2006. This portion of the reserves has the most historical experience available for actuarial analysis, and therefore should be the most predictable. A change of 1% in estimated loss cost trends based on more recent experience would have an effect of approximately $7.6 million on estimated reserve levels.

The reserves related to the non-core healthcare liability business present additional problems in determining adequate reserves. As the size of these reserves decline and the number of underlying cases decrease, the ultimate losses become more related to specific case results. Therefore, unexpected legal results in healthcare liability cases can produce unexpected reserve development. This was evident in 2004 as one adverse verdict in a Florida hospital case and an unexpected rise in severe dental claims caused a material upward development of prior years reserves. Since some of the remaining cases in the non-core healthcare liability business will ultimately go to trial many years after the event of loss, adverse verdicts or settlements at trial may affect the accuracy of future reserving. As of December 31, 2006, non-core healthcare liability reserves accounted for $37.7 million or 10.3% of total net reserves. Outstanding claims are 136 at December 31, 2006.

The following table presents the net assumed reinsurance reserves (including retrospective reserves ceded under the Rosemont Re Treaty of $6.4 million, $7.1 million, and $12.7 million, respectively) by major component as of December 31:

	2006	2005		2004
	(In Thousands)
Lloyd’s Syndicates (1)	$—	$—		$21,922
London-based business	19,494	24,427		18,873
Occupational accident business	19,134	21,780		26,561
Excess D&O liability	5,414	6,375		7,375
Bail and immigration bonds	136	573	(2)	3,489
Other	4,849	6,039		9,588

	$49,027	$59,194		$87,808

(1)	Syndicates for which the Company provided capital.
(2)	Additional net liabilities of $3.6 million representing payment requests made to the Company are included in other liabilities on the Company’s balance sheet. These net liabilities are being contested in pending arbitrations. (See “Legal Proceedings — Bail and Immigration Bond Proceedings.”)

Approximately 50% of the net assumed reinsurance reserves outstanding as of December 31, 2006 are supported by actuarial work performed by or for the ceding insurers. Since the time required for the ultimate losses to be reported through the world- wide reinsurance system may cover several years, unexpected events are more difficult to predict.

Establishing reserves in the assumed reinsurance area is complicated by the delay in reporting that naturally occurs as information passes through the worldwide reinsurance network. In addition, sudden and catastrophic events do occur and further complicate the reserving process. Such events have caused the Company to revise upward its assumed reinsurance reserves over time. Examples of these types of events include the World Trade Center terrorist attack in 2001, the sudden collapse of GoshawK Syndicate 102 in 2003 and the collapse of a large bonding company in 2004. (See Legal Proceedings – Bail and Immigration Bond Proceedings). In 2005 and 2006 a number of London-based insureds including various Lloyd’s syndicates increased reserve estimates from 2000 and 2001 policy years. The Company believes that its current assumed reinsurance reserve levels are adequate, but they may vary as the Company receives new information from the ceding insurers.

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

Rate Changes in California

California law requires that the Insurance Subsidiaries must submit proposed rate changes in California to the California Commissioner for approval prior to implementation. Interested parties have the right to object to such proposed changes, and to request hearings that can be time consuming, if granted, and can result in rulings adverse to the applicant. A consumer group has challenged proposed rate increases by the Company in recent years, with some success. The Commissioner approved in its entirety the Company’s most recent application, which was implemented on January 1, 2005.

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

Necessary Capital and Surplus

Measures of capital and surplus are used in the casualty insurance industry to evaluate the safety and financial strength of an insurer. Recognized guidelines in the Company’s segment are that (i) an insurer should not operate at a ratio of net premiums written to statutory capital and surplus (policyholder surplus) greater than 1 to 1, and (ii) an insurer should not have a ratio of net loss and LAE reserves to policyholder surplus greater than 3 to 1. In recent years the Company had unfavorably exceeded both these measures because of the losses incurred in the non-core healthcare liability insurance and assumed reinsurance business. During 2004, 2005 and 2006, the Company has improved its capital and surplus position. At December 31, 2006, the Company had a ratio of net premiums written to policyholder surplus of .75 to 1 and a ratio of net loss and LAE reserves to policyholder surplus of 2.23 to 1. At these levels, however, the Company may have limited ability to materially expand its core business without exceeding one or both of these ratios. Moreover, the Company cannot predict whether this improvement in policyholder surplus will be sufficient to result in continued improved ratings from A.M. Best. In addition, the Company could experience unexpected losses and loss reserve increases similar to those experienced in recent years that would negatively impact these ratios and the Company’s overall financial strength.

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

Liquidity

The Company’s investment portfolio primarily consists of readily marketable fixed-income securities. In addition, the Company holds a significant cash and short-term investment position as of December 31, 2006. Should cash needs of the Company, primarily loss reserve payments, require the unplanned sale of a portion of the fixed income portfolio when the portfolios carrying value is in excess of current market rates, losses on security sales could impact the Company’s earnings in the period of sale.

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

Importance of A.M. Best Rating

A.M. Best ratings are an increasingly important factor in establishing the competitive position of insurance companies. The rating reflects A.M. Best’s opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. The Company’s principal competitors in the healthcare liability insurance market in California all have an A- or better rating from A.M. Best.

The Company’s current rating is B+ (Good) with a stable outlook. This puts the Insurance Subsidiaries at a competitive disadvantage with its principal California competitors. The Insurance Subsidiaries rely heavily on their longstanding policyholder relations and reputation in California, and compete principally on this basis in the California market. The Insurance Subsidiaries have not currently experienced a significant loss of business because of this A.M. Best rating; however, competitors could use their rating advantage to attract some of the Insurance Subsidiaries’ policyholders. If the Insurance Subsidiaries’ A.M. Best rating were to be reduced, this could have a material adverse effect on the Insurance Subsidiaries’ ability to continue to write policies in some segments of the market.

Ceded Reinsurance

The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company’s ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. In general, the Company’s reinsurance agreements are for a one-year term. Although the Company anticipates that it will continue to be able to obtain such reinsurance on reasonable terms, there can be no assurance that this will be the case. In some years, the Company experiences large paid losses under its healthcare liability insurance policies that are in excess of the limits of insurance retained by the Company and thus are borne by the reinsurers.

The Company is subject to a credit risk with respect to its reinsurers because reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer’s inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company. Rosemont Re, with which the Company had the largest receivable balance at December 31, 2006, incurred substantial unexpected losses during 2005 as a result of hurricanes Katrina, Rita and Wilma. Rosemont Re has ceased writing any new business and is in run-off. Under the Company’s reinsurance arrangement with Rosemont Re, Rosemont Re assets approximately equal to the estimated liabilities are currently held in trust to satisfy the liabilities. If the liabilities increased materially in the future, the Company would have to look to Rosemont’s Re’s general assets to satisfy any liabilities not covered by the trust assets. As of June 30, 2006, Rosemont Re reported shareholder equity of $66.1 million. See “Business—Ceded Reinsurance Programs.”

Highlands Insurance Group Contingent Liability

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver, through a Special Deputy Receiver (“SDR”) continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At December 31, 2006, Highlands had established case loss reserves of $4.1 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that IBNR losses are $2.7 million, for a total loss and LAE reserve of $6.8 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The court order appointing the Receiver for Highlands expressly provided that it did not constitute a finding of insolvency. On July 24, 2006, the SDR filed an Application for Approval of Rehabilitation Plan with the Texas Court. Under the Plan, if approved, the SDR would continue to pay allowed policy claims (including those under the subject policies), and then to pay other claims with any remaining funds. The Plan requires policyholders and others to submit claims in the proceeding and envisions claims would be resolved and paid over a number of years. As long as the Rehabilitation Proceeding is in effect, there would be no liquidation of Highlands and, therefore, no obligation on the part of the Company under the subject policies. The Plan is subject to approval of the Texas Court. Certain creditors have filed objections to aspects of the Plan and, in some cases, to the Plan in its entirety. An extended hearing is in progress on these objections. Final arguments are scheduled for March 21, 2007. If the Plan is not approved, Highlands could be declared insolvent and liquidated.

Bail and Immigration Bond Proceedings

The Company’s Insurance Subsidiary, AHI, was a reinsurer during 2001 and 2002 under separate reinsurance agreements with Highlands and two other primary insurers covering bail and immigration bond programs administered by a single bonding company. During 2004, the bonding company failed and the primary insurers have made claims against AHI that are now part of active arbitration proceedings. The Company believes that its liability could amount to a potential loss of approximately $10.0 million. The Company’s best estimate of $3.7 million is recorded in the financial statements. See “Legal Proceedings – Bail and Immigration Bond Proceedings.” At least one of the primary insurers has not yet asserted all losses under the program, and the amount of the potential liability could be greater than presently estimated.

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

The Company has also adopted a rights plan that could discourage, delay or prevent an acquisition of the Company that is not approved by the Board of Directors of the Company. The rights plan provides for preferred stock purchase rights attached to each share of the Company’s Common Stock, which will cause substantial dilution to a person or group acquiring 20% or more of the Company’s outstanding stock if the acquisition is not approved by the Company’s Board of Directors. The Company’s rights plan expires in May, 2007.

Fluctuations in Stock Price

The market price of the Company’s common stock price could be subject to significant fluctuations and/or may decline. Among the factors that could affect the Company’s stock price are:

•	variations in the Company’s operating results;

•	actions or announcements by our competitors;

•	actions by institutional and other stockholders

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

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

The Risk-Based Capital rules provide for different levels of regulatory attention depending on the amount of a company’s total adjusted capital compared to its various RBC levels. At December 31, 2006 each of the Insurance Subsidiaries’ RBC exceeded the threshold requiring the least regulatory attention. At December 31, 2006, SCPIE Indemnity’s adjusted surplus level of $164.5 million was 340% of this threshold.

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

During 2004, CBC failed and a large number of bond losses emerged for 2000 and subsequent years. There are a number of pending disputes between the primary insurers and reinsurers in the CBC program. AHI has been engaged in arbitration proceedings with each of the primary insurers to resolve these disputes. The Sirius, Highlands and Aegis proceedings were instituted on June 13, 2005, August 31, 2005 and December 7, 2005, respectively. The Company’s arbitration proceeding with Aegis is concluded and the Company has commuted any future LAE and bail bond losses with Aegis. The Company paid to Aegis a total amount slightly in excess of the amount reserved for this agreement at December 31, 2005. The arbitration hearing with Sirius started on March 5, 2007, and is scheduled to conclude in several weeks. The Highlands arbitration proceeding is still in its early stages.

The Company has recorded in the financial statements its best reserve estimate of $3.7 million to cover the ultimate net liability under the Sirius and Highlands reinsurance agreements. Highlands has provided claim information to the Company only with respect to alleged losses during 2001 and 2002 under bail bonds issued in the State of New Jersey. In December 2006, Highlands announced that it had entered into a settlement of the federal immigration bonds written from 2000 to May, 2002, when it ceased writing these bonds. Highlands has indicated in filings that it has additional exposure under bail bonds issued in states other than New Jersey. Highlands has not provided sufficient information to measurably quantify certain of these additional losses or allocate such losses among the 2001 and 2002 years in which AHI participated and the 2000 year in which the Company did not participate. Given the uncertainties of these actual and prospective bail bond and other claims, future loss development on the CBC program could be materially greater than the reserves estimated by the Company at December 31, 2006. The Company intends to vigorously contest the claims of both Sirius and Highlands.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol “SKP.” The following table shows the closing price ranges per share in each quarter, during the last two years:

2005	HIGH	LOW
First quarter	$11.42	$9.56
Second quarter	$11.61	$10.90
Third quarter	$17.88	$11.43
Fourth quarter	$21.22	$13.88

2006
First quarter	$25.70	$21.41
Second quarter	$25.51	$20.60
Third quarter	$25.20	$22.05
Fourth quarter	$28.89	$23.01

2007
First quarter (January – March 13th)	$27.10	$21.16

On March 13, 2007, the closing price of the Company’s common stock was $21.16.

Stockholders of Record

The number of stockholders of record of the Company’s Common Stock as of March 1, 2007, was 4,827.

Dividends

SCPIE Holdings paid quarterly cash dividends on its common stock from 1997 to 2003. In March 2004, the Board of Directors suspended its quarterly dividends. Future payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any 12-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or statutory net income for the calendar year preceding the date the dividend is paid. Under these restrictions, neither AHI nor AHSIC may pay a dividend during 2007 to SCPIE Indemnity without regulatory approval. SCPIE Indemnity paid no dividends in 2005 and paid $3.0 million in 2006 to SCPIE Holdings. SCPIE Indemnity is entitled to pay dividends in 2007 of up to $22.4 million to SCPIE Holdings. See “Business—Regulation—Regulation of Dividends from Insurance Subsidiaries” and “Note 6 to Consolidated Financial Statements.”

The graph below compares the cumulative total stockholder return on the shares of Common Stock of the Company for the period from December 31, 2001 through December 31, 2006, with the cumulative total return on the Standard and Poor’s 500 Index (the “S&P 500 Index”) and the SNL All Property & Casualty Insurance Index (the SNL Index”) over the same period (assuming the investment of $100 in the Company’s Common Stock on December 31, 2001 and the reinvestment of all dividends.)

Total Return Performance

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
SCPIE Holdings Inc.	100.00	23.89	33.56	37.82	79.14	99.46
S&P 500	100.00	77.90	100.25	111.16	116.60	135.02
SNL Property & Casualty Insurance Index	100.00	93.80	116.05	127.20	139.05	162.09

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004	2003	2002
	(In Thousands, except per share data)
INCOME STATEMENT DATA:
Premiums written(1)	$123,641	$126,331	$129,210	$147,039	$251,750

Premiums earned(1)	$123,531	$128,436	$136,106	$163,887	$286,063
Net investment income	20,410	17,818	19,174	21,954	32,231
Net Realized investment gains (losses) and other revenue	(32)	5,201	2,042	1,152	20,940

Total revenues	143,909	151,455	157,322	186,993	339,234
Losses and loss adjustment expenses	98,088	111,156	138,927	161,366	320,516
Underwriting and other operating expenses	27,465	34,807	26,273	45,844	79,676
Interest expenses	—	—	—	—	66

Total expenses	125,553	145,963	165,200	207,210	400,258

Income (loss) before income tax expense (benefit)	18,356	5,492	(7,878)	(20,217)	(61,024)
Income tax expense (benefit)	6,076	2,024	8	(7,411)	(22,642)

Net income (loss)	$12,280	$3,468	$(7,886)	$(12,806)	$(38,382)

BALANCE SHEET DATA:
Total investments and cash and cash equivalents	$537,803	$532,358	$575,780	$647,179	$719,106
Total assets	$685,509	$704,164	$979,635	$991,250	$1,063,766
Total liabilities	$478,865	$513,371	$785,113	$787,062	$836,600
Total stockholders’ equity	$206,644	$190,793	$194,522	$204,188	$227,166

ADDITIONAL DATA:
Basic earnings (loss) per share of common stock(2)	$1.29	$0.37	$(0.84)	$(1.37)	$(4.12)
Diluted earnings (loss) per share of common stock(2)	$1.27	$0.36	$(0.84)	$(1.37)	$(4.12)
Dividends per share of common stock	—	—	$—	$0.40	$0.40
Book value per share	$21.63	$20.05	$20.68	$21.79	$24.34
Statutory capital and surplus	$164,414	$145,614	$136,536	$140,216	$155,785

(1)	Premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Premiums written is a statutory measure of production levels. Premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is earned, on a pro-rata basis, as income in the financial statements for the periods presented. The change in unearned premium reconciles the difference between the two measures.
(2)	Basic earnings (loss) per share of common stock at December 31, 2006, 2005, 2004, 2003, and 2002 are computed using the weighted average number of common shares outstanding during the year of 9,524,570, 9,455,391, 9,387,556, 9,352,070 and 9,322,249, respectively. Diluted earnings per share of common stock at December 31, 2006, 2005, 2004, 2003 and 2002 are computed using the weighted average number of common shares outstanding during the year of 9,657,059, 9,549,353, 9,387,556, 9,352,070 and 9,322,249 respectively. For further discussion of basic earnings per share and diluted earnings per share, see “Note 10 to Consolidated Financial Statements.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements include the accounts and operations of SCPIE Holdings Inc. and subsidiaries.

Certain statements in this annual report on Form 10-K that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this annual report on Form 10-K are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Business–Risk Factors” and “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s insurance business is organized into two reportable business segments: direct healthcare liability insurance and assumed reinsurance operations. Since 2002, the Company has focused on its core healthcare liability business.

During 2002 and 2003, the Company largely completed its withdrawal from the assumed reinsurance market and medical malpractice insurance outside of California and Delaware. The actions taken by the Company to exit the liability business other than California and Delaware and the quota share reinsurance agreement with Rosemont Re, have significantly reduced capital requirements related to the net premium written to surplus ratio in both the A.M. Best and NAIC capital adequacy models. The capital requirements associated with the reserve to surplus ratio continue to decline as the Company settles the claims in its non-core businesses.

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

Loss and Loss Adjustment Expense Reserves

Unpaid losses and loss adjustment expenses are comprised of case reserves for known claims, incurred but not reported reserves for unknown claims and bulk reserves for any potential development for known claims, and reserves for the cost of administration and settlement of both known and unknown claims. Such liabilities are established based on known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims, as well as court decisions and economic conditions. The effects of inflation are implicitly considered in the reserving process. Establishing appropriate reserves is an inherently uncertain process; the ultimate liability may be in excess of or less than the amount provided. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on the Company’s results for the period in which the adjustments are made. The Company utilizes its internal actuarial staff in establishing its reserves. The Company does not discount its loss and loss adjustment expense reserves.

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $367.2 million and gross reserves of $405.4 million as of December 31, 2006 respectively, not including the retrospective reserves ceded under the Rosemont Re treaty. Reserves attributable to the operating segments of the Company are as follows:

SCPIE Holdings Inc.

Summary of Loss and LAE Reserves by Segment

December 31, 2006	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
Direct Healthcare
Core	$70,869	$213,018	$283,887	$9,758	$274,129
Non-Core	23,408	15,778	39,186	1,532	37,654

	94,277	228,796	323,073	11,290	311,783
Assumed Reinsurance	56,151	26,224	82,375	26,934	55,441

	$150,428	$255,020	$405,448	$38,224	$367,224

December 31, 2005
Direct Healthcare
Core	$76,726	$194,114	$270,840	$13,935	$256,905
Non-Core	42,730	20,523	63,253	2,637	60,616

	119,456	214,637	334,093	16,572	317,521
Assumed Reinsurance	59,804	35,418	95,222	28,963	66,259

	$179,260	$250,055	$429,315	$45,535	$383,780

December 31, 2004
Direct Healthcare
Core	$93,331	$182,742	$276,073	$18,842	$257,231
Non-Core	72,365	30,819	103,184	5,853	97,331

	165,696	213,561	379,257	24,695	354,562
Assumed Reinsurance	66,054	193,436	259,490	158,928	100,562

	$231,750	$406,997	$638,747	$183,623	$445,124

For medical malpractice and other long tail liability lines of business, Bulk and IBNR reserves (which include loss adjustment expense reserves not allocated to specific cases) are the mathematical result of subtracting tabular case reserves from projected ultimate losses derived by the actuarial process. Bulk and IBNR reserves in the case of medical malpractice insurance written on a claims-made reporting policy do not generally represent late reported claims but rather expected upward case reserve movement which will be recognized as additional information develops on individual cases.

The relationship between Bulk and IBNR reserves and case reserves can be significantly different between lines of insurance as well as between individual companies. These differences may result from the length of time required to adequately investigate and evaluate individual cases, a company’s individual case reserving philosophy or other reasons.

Reserve Sensitivity

The Company’s operations, both currently and in the past, have been in areas of insurance considered long-tail lines of business. The long-tail reference relates to both the length of time it takes for claims to become known to an insurer and to be ultimately resolved. As a result of this extended length of time, an actuarial analysis of medical malpractice liability reserves and assumed reinsurance reserves is especially difficult. Small changes in the length of reporting or settlement patterns as well as in the average settlement amount caused by judicial decisions, inflation, catastrophes and foreign exchange rates can result in significant variability in projected reserve levels. In general, for these lines of business, the Company believes that a range plus or minus 10% from expected results is not considered an abnormality. This range reflects the uncertainly of the claim environment as well as the limited predicting power of past data. These uncertainties and limitations are not specific to the Company. A plus or minus 10% range around the Company’s net reserves held as of December 31, 2006 is a range of plus or minus $36.7 million. Such a range does not include all possible scenarios from a statistical distribution standpoint. The range represents a reasonable estimate of possible outcomes and should not be confused with a range of best estimates. The reserve selections represent the Company’s estimate of what it believes is the most probable outcome (best estimate) albeit the probability of any specific selection being exactly the ultimate result when all claims are paid and settled is very small.

The Company’s best estimate of reserves may change as credible data emerges. When the determination is made, resulting reserve changes are reflected in then-current operations. Due to the size of an insurance company’s reserves for losses, even a small change in estimates could have a material effect on results of operations for the period in which the change is made.

As an example of the potential variability of the estimate for loss and LAE reserves, the following table illustrates the impact on the level of reserves of potential changes in key assumptions related to the Company’s reserves:

	Impact on Reserves (in millions)
	Reduction	Increase
Core Healthcare Reserves
2 percentage point increase in pure loss cost trend		$15.2
2 percentage point decrease in pure loss cost trend	$15.2

Non Core Healthcare Reserves
10% increase in average settlement value		$3.8
10% decrease in average settlement value	$3.8

Assumed Reinsurance Reserves
10% increase in reported losses		$4.9
10% decrease in reported losses	$4.9

The examples selected for inclusion in the preceding table are considered reasonably possible because

•

for the Core Healthcare Business, the primary decline in pure loss cost trend over the past several years has been driven primarily by decreases in the frequency of claims. Since the decrease in claim frequency is not attributable to any specific cause, this trend is not readily predictable and the Company considers a 2 percentage point movement either up or down reasonably possible.

•

for the Non-Core Healthcare Reserves, the accuracy of the reserves is primarily dependent on the future settlement value of claims now known. Any particular legal award may be larger than current case reserves or, if the Company is successful in defense of the claim, less than current reserves. The Company believes there is a reasonable possibility further uncertainties of settlement could cause the average settlement value to increase or decrease 10%.

•

for the Assumed Reinsurance Reserves, the future reports from ceding companies could indicate the need for more reserves or less reserves depending on the circumstances of the individual contracts. The Company receives notice of increase and decreases in reserves every reporting period. The Company considers it reasonably possible that an increase or decrease of 10% could occur over time.

Core Healthcare Reserves

The primary factor affecting the adequacy of reserve estimates in the core area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. The inherent pure loss cost trend included in the setting of the 2004, 2005 and 2006 reserves has been 3.3%, 2.2% and 1.2% respectively. The primary factor which has decreased the pure loss cost trend during this timeframe has been a significant decline in the frequency of claims. The frequency of claims declined 13.1% in 2004, 21.1% in 2005 and 4.6% in 2006. The Company does not know of any empiric reason for the decline in claim frequency but believes it may represent a general decline in the propensity of claimants to sue or file claims against doctors after the great deal of publicity that surrounded the effect that medical malpractice insurance rates had on the practice of medicine in various parts of the country. The Company believes other companies have reported in the media that this decline in frequency has occurred across the country as well as in California where the Company primarily operates. At 2006 reserve levels, a 1% change in pure loss costs trend produces a change in reserves of approximately $7.6 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 90% of core reserves.

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

The net reserves for non-core healthcare operations as of December 31, 2006 consist of the following:

	Number of Outstanding Cases	Net Case Reserves	Net Bulk and IBNR Reserves	Net Total Reserves
	(Dollars In Thousands)
Physician	84	$20,263	$10,153	$30,416
Hospital	45	2,730	4,175	6,905
Dental	7	98	234	333

Total	136	$23,091	$14,562	$37,654

The following table shows the progress the Company has achieved in the disposition of the non-core healthcare claims.

	2006	2005	2004
New Claims Reported	11	16	78
Claims Closed with Indemnity	41	92	178
Claims Closed with No Indemnity	63	126	208

Total Closed Claims	104	218	386
% Closed with Indemnity	39.4%	42.2%	46.1%
Case Reserves	$23,091	$42,222	$70,082
IBNR Reserves	14,563	18,394	27,250

Total Loss and LAE Reserves	$37,654	$60,616	$97,331

Number of Open Claims	136	229	431
Average Reserve (including IBNR) per Open Claim	$276,860	$264,697	$225,827

As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for Bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the

Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. If the average settlement ultimately achieved is different by $12,000 for the current average reserve, the ultimate reserves will be affected by approximately $1.6 million.

Assumed Reinsurance Reserves

The accuracy and sensitivity of the Company’s reserves for Assumed Reinsurance is impacted primarily by three factors: the accuracy of case and IBNR reserves reported by the ceding companies on particular contracts; the timeliness of the reporting of losses from ceding companies; and the ultimate severity of large excess of loss claims.

The Company’s internal actuaries review the experience of individual contracts as well as review actuarial information received from the ceding companies. Since the last premiums were written on this business several years ago, the reporting of new losses should be relatively infrequent. The late reporting experienced by the Company does not appear to be related to any one type of contract or any specific contract and seems random in nature. These “surprises” would not normally be expected when looking at general reinsurance statistics relating to loss development.

In addition, because the Company is no longer in the reinsurance business, it is actively trying to commute certain contracts which may have a transaction cost to the Company but will improve its capital ratios under the A.M. Best capital adequacy model.

The Company holds net reserves (including retrospective reserves ceded under the Rosemont Re treaty of $6.4 million) of $49.0 million as of December 31, 2006. The net reserves consist of the following (in thousands):

	2006
London-based business	19,494
Occupational accident business	19,134
Excess D&O liability	5,414
Bail and immigration bonds	136	(1)
Other	4,849

	$49,027

(1)	Additional net liabilities of $3.6 million representing payment requests made to the Company are included in other liabilities on the Company’s balance sheet. These net liabilities are being contested in pending arbitrations. (See “Legal Proceedings—Bail and Immigration Bond Proceedings.”)

The Occupational Accident reserves are provided to the Company by the internal actuary for the managing general agent in charge of the programs. The Company and its independent actuaries periodically review the resulting estimates of the managing general agent’s actuary for concurrence with his estimates. The remaining reserves involve approximately 40 separate contracts primarily involving high level excess of loss contracts, both property and casualty. These contracts are subject to periodic review by the Company’s internal and independent actuaries.

The Company believes that Occupational Accident reserves should be relatively stable at this point and the remaining reserves are based primarily on amounts currently reported to the Company by the ceding companies. As time passes, the ability of the underlying insureds to accurately reserve the large excess of loss type cases should improve. However, since the reporting of losses through the worldwide reinsurance market is often slow and is dependent upon the reporting by the ceding companies, the adequacy of these reserves has a potential for volatility and no assurances can be given that further adverse development will not occur. A 10% change in the reported losses would have resulted in a $4.9 million change in these reserves as of December 31, 2006.

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

The Company monitors its investments closely. The Company’s assessment of other-than-temporary impairments is security-specific as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the securities until they mature or recover their value.

The current unrealized losses in fixed maturity securities are considered to be interest rate related. All fixed maturity securities held by the Company have paid all scheduled contractual obligations and the Company believes that each issuer has the ability to meet their remaining contractual obligations related to the security. The Company has the ability and intent to hold these securities to maturity.

Income taxes

At December 31, 2006, the Company had $44.7 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $20.4 million for a net operating loss carryforward that will begin to expire in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company’s core operations have historically been profitable on both a GAAP and tax basis. The losses incurred in 2001 to 2004 were primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has remained strong and improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company has returned to a position of taxable income, thus enabling it to begin utilizing the net operating loss carryforward.

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

RESULTS OF OPERATIONS—THREE YEAR COMPARISON

Direct Healthcare Liability Insurance—Background

The Company has been a leading writer of medical malpractice insurance for physicians and healthcare providers in California for many years. In 1996, the Company began expansion into other professional liability products and into other geographical markets. The principal product expansion was into professional liability insurance for hospitals. From 1997 through 1999, the

Company added more than 75 hospitals to its program. These policies were written through national and regional brokers and covered facilities in four states outside California. At approximately the same time, the Company undertook a major geographic expansion in the physician and small medical group market through an arrangement with Brown & Brown, a leading publicly held insurance broker. This arrangement commenced in 1998, eventually encompassed nine states and in 2000 was expanded to include dentists in two states. During the same period, the Company also expanded into underwriting nonstandard physicians in a number of states outside California.

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

During 2007, the Company will continue to concentrate its efforts on its core physician and medical group business in California and Delaware and settling outstanding claims in the non-core business.

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

Direct Healthcare Liability Insurance Segment

Underwriting Results

(Dollars In Thousands)

YEAR ENDED DECEMBER 31, 2006	CORE	NON-CORE	TOTAL
Premiums written	$123,280	—	$123,280

Premiums earned	$123,170	—	$123,170
Losses and LAE incurred	86,928	—	86,928
Underwriting expenses	25,479	—	25,479

Underwriting gain	$10,763	—	$10,763

Loss ratio	70.6%
Expense ratio	20.7%
Combined ratio	91.3%
Net reserves held	$274,129	$37,654	$311,783

YEAR ENDED DECEMBER 31, 2005	CORE	NON-CORE	TOTAL
Premiums written	$126,872	$377	$127,249

Premiums earned	$127,556	$393	$127,949
Losses and LAE incurred	90,463	(2,297)	88,166
Underwriting expenses	25,900	78	25,978

Underwriting gain	$11,193	$2,612	$13,805

Loss ratio	70.9%
Expense ratio	20.3%
Combined ratio	91.2%
Net reserves held	$256,905	$60,616	$317,521

YEAR ENDED DECEMBER 31, 2004	CORE	NON-CORE	TOTAL
Premiums written	$128,641	$(1,807)	$126,834

Premiums earned	$123,194	$(1,716)	$121,478
Losses and LAE incurred	99,302	11,288	110,590
Underwriting expenses	25,742	392	26,134

Underwriting loss	$(1,850)	$(13,396)	$(15,246)

Loss ratio	80.6%
Expense ratio	20.9%
Combined ratio	101.5%
Net reserves held	$257,231	$97,331	$354,562

Core Business

Premiums written for the core direct healthcare liability insurance business decreased 2.8% and 1.4% in 2006 and 2005 primarily due to a decrease in premiums related to loss rated policies for which experience has been improving. Premiums earned decreased 3.4% in 2006 and increased 3.5% in 2005 respectively. The decrease in earned premium for 2006 was primarily the result of decreases in premium written related to loss rated policies as loss experience improved. The increase in earned premium in 2005 relates primarily to a 6.5% rate increase effective January 1, 2005 for most California policies.

The Company has historically had a high renewal rate in its core business. The renewal rates of insureds who were offered renewal was 96% for 2006, 95% for 2005 and 92% for 2004. The Company primarily loses insureds due to underwriting actions taken by the Company, or by insureds moving to competitors, leaving their practice, retiring or joining a health facility that provides for their insurance. These losses are offset by new sales activities. New policies written in 2006, 2005, and 2004, were 868, 1,077, and 1,045, respectively. The core business policies inforce at year end 2006, 2005, and 2004 were 10,289, 10,397, and 10,684 policies, respectively.

The loss ratio (loss and LAE related to premium earned) for 2006 was 70.6% compared to loss ratios of 70.9% and 80.6% for 2005 and 2004 respectively. The 0.3% decrease in the ratio between 2006 and 2005, and the 9.7% decrease in the ratio between 2005 and 2004, primarily reflect the fact that the frequency of claims declined 4.6% and 21.1% during these respective periods. These declines were partially offset by increases in the estimate of the average cost of claims.

The underwriting expense ratio (expenses related to premiums earned) remained relatively unchanged at 20.7% in 2006 compared to 20.3% and 20.9% in 2005 and 2004.

Non-Core Business

The premiums written and earned in 2005 were generated by policyholders exercising their right to purchase tail coverage. The negative premiums written and earned in 2004 represent reinsurance premiums paid by the Company in connection with the reinstatement of excess of loss layers for older years. After March 6, 2003, no new or renewal business has been written in the non-core programs.

No adjustments were made to overall reserve levels in 2006 because experience related to new claims and average settlement amounts was consistent with actuarial expectations.

The underwriting gain in 2005 was the result of reductions in reserves for prior losses. The experience related to new claims and average settlement costs was less than what had been expected when 2004 reserve levels were set. The underwriting loss incurred in 2004 is primarily due to two adverse litigation decisions, reserve increases attributable to older years on dentists coverage and a general reserve increase of $3.0 million in the fourth quarter 2004.

The Company has made significant progress in 2006 and 2005 in settling claims related to non-core healthcare liability business in run-off. Total net reserves declined from $97.3 million at December 31, 2004 to $60.6 million at December 31, 2005, to $37.7 million at December 31, 2006. Outstanding claims decreased from 431 at December 31, 2004 to 229 at December 31, 2005, and to 136 at December 31, 2006. Eleven new claims were reported in 2006 compared to 16 in 2005 and 78 in 2004.

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

Assumed Reinsurance—Background

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks, accident and health and workers’ compensation coverages and marine coverages. Ultimate loss experience in this segment is based primarily on reports received by the Company from the underlying ceding insurers. Actual losses may take several years to be reported through the worldwide reinsurance system.

As a result of the Company’s decline in capital and surplus from the World Trade Center losses and losses incurred in healthcare insurance outside California, A. M. Best reduced the Insurance Subsidiaries ratings below the A- (Excellent) rating. Most ceding companies and companies in assumed reinsurance syndicates are reluctant to deal with insurers whose ratings are below A-. This fact made it difficult for the Company to remain in the assumed reinsurance market.

As a result, in December 2002 the Company entered into a quota share reinsurance transaction with Rosemont Reinsurance Ltd. (Rosemont Re) (formerly known as GoshawK Reinsurance Limited), a Bermuda reinsurance subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based Lloyd’s underwriter (GoshawK), under which the Company ceded to Rosemont Re almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The Company retained certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company continued to participate in one Lloyd’s syndicate for the 2003 underwriting year. The Rosemont Re treaty relieved the Company of underwriting leverage and improved the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

Assets approximately equal to Rosemont Re’s estimated liabilities under its reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts. As of June 30, 2006 Rosemont Re had $66.1 million of capital.

Results of Operations—Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated:

	Assumed Reinsurance Segment Underwriting Results (In Thousands)
FOR THE YEAR ENDED DECEMBER 31,	2006	2005	2004
Premiums written	$361	$(918)	$2,376

Premiums earned	$361	$487	$14,628
Underwriting expenses
Losses	11,160	22,990	28,337
Underwriting and other operating expenses	377	8,829	139

Underwriting loss	$(11,176)	$(31,332)	$(13,848)

Net reserves (including retrospective reserves ceded) held	$49,027	$59,194	$87,808

The Company ceased writing assumed reinsurance business at the end of the 2003 underwriting year. The premium written in 2005 and 2004 is almost entirely attributable to the one Lloyd’s syndicate that the Company supported in 2003. The premium earned in 2004 is also primarily from this syndicate. Premiums written and earned in 2006 were primarily additional premium received for earlier periods.

The underwriting loss in 2006 related primarily to unexpected adjustments to World Trade Center losses reported to the Company in the latter part of the year and unexpected upward development principally on a number of London-based contracts.

The underwriting loss in 2005 was primarily attributable to (i) adjustments made to amounts ceded to Rosemont Re following a review by the parties in the third quarter, which resolved interpretative issues relating to the wording of the reinsurance contract, (ii) additional costs incurred with closing the last syndicate at Lloyd’s for which the Company provided capital, a decision which was made in the fourth quarter and significantly improved the Company’s capital adequacy ratios under the A.M. Best capital adequacy model, and (iii) unexpected upward development on London-based business, including Lloyd’s syndicates.

The underwriting loss in 2004 was principally attributable to unexpected adverse loss development during 2004 principally in connection with the Lloyd’s syndicates, additional losses incurred under a single excess of loss directors and officers liability insurance treaty, and losses involving issuers of bail and immigration bonds.

Net loss reserves related to the assumed reinsurance segment declined from $87.8 million at December 31, 2004 to $59.2 million in 2005 and $49.0 million in 2006 as reserves were settled and 2002 and 2003 underwriting years for the London syndicates closed and settlements were made in 2005 and 2006.

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

Other Operations

YEAR ENDED DECEMBER 31,	2006	2005	2004
	(In Thousands)
Net investment income	$20,410	$17,818	$19,174
Net realized investment gains / (losses)	(493)	4,018	1,502
Average invested assets	531,187	548,829	603,351
Average rate of return before taxes	3.8%	3.2%	3.2%

Net investment income increased to $20.4 million for 2006 from $17.8 million in 2005 and $19.2 million in 2004. The changes in net investment income are primarily related to changes in short-term interest rates between periods, as the portfolio is very short in duration.

In 2006 the Company incurred $1.6 million in expenses related to a proxy contest.

In 2005 the Company sold its stock interest in a privately held insurance company for a $4.4 million gain.

Income Taxes

The Company had an income tax expense in 2006, 2005 and 2004. During the third quarter 2004, the Company settled with the California Franchise Tax Board (FTB) for $4.0 million, an assessment received in 2002. Legislation enacted in California during the third quarter of 2004 restored 80% of a deduction provision under which insurance holding companies had for many years deducted all dividends received from their insurance company subsidiaries. The $4.0 million settlement was included in income taxes and offsets a federal tax benefit for the year of $3.9 million.

The Company currently has a net deferred tax asset of $44.7 million as of December 31, 2006, of which $20.4 million relates to a net operating loss carryforwards which begin to expire in 2021. The Company will be able to utilize this carryforward to reduce taxes in future periods. The losses in recent years which gave rise to the operating loss carryforward were primarily generated by underwriting losses in the non-core direct healthcare liability and assumed reinsurance businesses. Since these operations are now in run-off and the core business has historically been profitable on both a GAAP and tax basis, after consideration of investment income, the Company’s projections indicate that it is more likely than not that the net operating loss carryforward will be fully utilized within the carryforward period.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. The Company had positive cash flow from operations of $7.6 million in 2006 compared to 2005 and 2004, when the Company had negative cash flow from operations of $30.2 million and $63.1 million, respectively. The positive cash flow during 2006 is primarily related to core premium receipts and the decreasing claims payments associated with the non-core healthcare liability and assumed reinsurance programs, which are now in run-off. As the Company continues to pay-off non-core healthcare liability and assumed reinsurance reserves generated by prior years written premiums, the Company may again have negative cash flow from operations.

The Company maintains a significant portion of its investment portfolio in high-quality, short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents totaled $145.8 million, or 27.1% of invested assets, at December 31, 2006. The Company believes that all of its short-term and fixed-maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. In addition, available current investment yields have caused the Company to build up its short-term investments.

The Company invests its cash flow from operations principally in taxable fixed-maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8.0% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $2.0 million at both December 31, 2006 and 2005. The Company plans to continue its emphasis on fixed-maturity securities investments.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its Insurance Subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The Insurance Subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2007 without prior regulatory approval is approximately $22.4 million.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of December 31, 2006, SCPIE Holdings held cash and short-term securities of $5.6 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds

(including dividends from the Insurance Subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position was weakened in the past by the losses in the non-core businesses. The Company’s current rating from A.M. Best is B+ (Good), with a stable outlook. A.M. Best assigns this rating to companies that have, in its opinion, a good ability to meet their current obligations to policyholders. The Company believes that it has strengthened its capital adequacy position at December 31, 2006, under the methodology followed by A.M. Best, but does not know whether this will result in a further rating change. The NAIC has developed a different methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2006, the RBC level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2006, SCPIE Indemnity’s adjusted surplus level of $164.5 million was 340% of this threshold.

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

Contractual commitments as of December 31, are as follows:

	2007	2008	2009	2010	2011	Thereafter
	Payments Due by Period (in Thousands)
Loss and LAE Reserve Payments	$140,695	$102,412	$63,158	$37,179	$24,126	$37,878
Operating Leases	2,706	2,699	243	55	—	—

	$143,401	$105,111	$63,401	$37,234	$24,126	$37,878

Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates, and the ultimate payment dates are subject to a number of variables and uncertainties. The liability shown in the table represents the Company’s best estimate of the unpaid cost of settling claims, including claims that have been incurred but not yet reported, and the time period in which such claims will be resolved. The amounts shown are gross of any reinsurance that the Company estimates will be recoverable on resolution of the claims. A portion of the assumed reinsurance business, principally the occupational accident reserves and the cession to Rosemont Re, are on a funds withheld basis and therefore projected reserve payments of $50.7 million included in the preceding table will be funded by a draw down of funds withheld balances rather than cash.

Since November, 2001, the Company has had a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility collateralize loss reserves under reinsurance contracts. As of December 31, 2006, letter of credit issuance under the facility was approximately $22.2 million. Securities of $24.4 million are pledged as collateral under the facility.

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

The Company invests its assets primarily in fixed-maturity securities, which at December 31, 2006, comprised 72.5% of total investments at market value. Corporate bonds represent 37.9% and U.S. government bonds represent 44.4% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for .4% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed-maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed-maturity portfolio at December 31, 2006 was 2.5 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At December 31, 2006, the investment portfolio included $7.3 million in net unrealized losses. At December 31, 2005, the investment portfolio included $7.7 million in net unrealized losses.

The Company’s invested assets are subject to interest rate risk. The following table presents the effect on current estimated fair values of the fixed-maturity securities available for sale and common stocks assuming a 100-basis-point (1.0%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices as Indicated Below
	(In Thousands)
December 31, 2006
Interest rate risk*
Fixed-maturity securities available for sale	$389,954	$389,954	$378,638
Equity price risk**
Common stocks	$2,034	$2,034	$1,831
December 31, 2005
Interest rate risk*
Fixed-maturity securities available for sale	$461,480	$461,480	$447,912
Equity price risk**
Common stocks	$2,095	$2,095	$1,886

*	Adjusted interest rates assume a 100-basis-point (1.0%) increase in market rates
**	Adjusted equity prices assume a 10% decline in market values

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and related notes, including supplementary data, are set forth in the “Index” on page 58 hereof.

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

The Company has conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the criteria related to internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, a copy of which is included in this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SCPIE Holdings Inc.

We have audited management’s assessment, included in the accompanying report from management, that SCPIE Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SCPIE Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SCPIE Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SCPIE Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of SCPIE Holdings Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

March 12, 2007

Los Angeles, California

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2006 (the “Proxy Statement”) and is incorporated herein by reference:

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1) and (a)(2) and (c) FINANCIAL STATEMENTS AND SCHEDULES.

Reference is made to the “Index—Financial Statements and Financial Statement Schedules—Annual Report on Form 10-K” filed on page 53 of this Form 10-K report.

(a)	(3) Exhibits:

NUMBER	DOCUMENT
2.	Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement effective as of January 2, 2006, between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of January 2, 2006 (filed with the Company’s Current Report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.31*	SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32*	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.33	Inter-Company Pooling Agreement effective January 1, 1997 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.34	SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.36	Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference.)

10.50*	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

10.51*	Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.52*	Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.53*	Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.55	Amendment and Restatement Agreement dated June 28, 2005, relating to an Insurance Letters of Credit Agreement dated as of November 15, 2001 by and among Barclays Bank PLC and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company, American Healthcare Specialty Healthcare Company and SCPIE Underwriting, Limited (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

NUMBER	DOCUMENT
10.56*	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001 (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.59*	Form of Stock Option Agreement under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.60*	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.61*	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.62	Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.63	First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.65*	Deferred Compensation Agreement dated as of January 3, 2005, by and between SCPIE Management Company and Donald P. Newell (filed with the Company’s Current Report on Form 8-K on January 5, 2005 and incorporated herein by reference).

10.66*	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.67	Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.68	Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.69*	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.70*	2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.71*	Form of Restricted Stock Agreement for Independent Directors (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.72*	First Amendment to the 2003 Amended and Restated Equity Participation Plan (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.73*	Amendment 2004-1 to the Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.75	Addendum No. 3 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2005.

10.78	Second Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 12, 2004 and incorporated herein by reference).

10.79*	Amendment #2 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 15, 2004 and incorporated herein by reference).

10.80*	Form of Deferred Stock and Dividend Equivalent Agreement for Independent Directors (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference.).

NUMBER	DOCUMENT
10.81	Commutation and Release Agreement dated December 31, 2006 between the Company and Chaucer Syndicates Limited.

10.82	First—Third Excess of Loss Reinsurance Contract 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2004 (filed with the Company’s Annual Report on Form 10-K on March 16, 2005 and incorporated herein by reference.

10.83	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2005 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.84	Deferred Compensation Agreement dated as of December 8, 2005 between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.85*	Deferred Compensation Agreement dated as of December 8, 2005 between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.86*	Amendment to Employment Arrangement dated as of December 8, 2005 between Donald P. Newell and SCPIE Holdings, Inc. (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.87*	Deferred Compensation Agreement dated as of January 1, 2001, between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated October 23, 2002 (filed with the Company’s Annual Report on 10-K on March 31, 2003 and incorporated herein by reference).

10.88	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2006 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.89	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2007.

10.90	Addendum No. 4 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2006.

10.91*	Form of Third Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Current Report on Form 8-K on June 28, 2006 and incorporated herein by reference,)

10.92	Settlement Agreement dated as of December 14, 2006 between SCPIE Holdings Inc., Joseph Stilwell, Stilwell Value Partners III, L.P. and Stilwell Value (filed with the Company’s Current Report on Form 8-K on December 15, 2006 and incorporated herein by reference.)

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD J. ZUK Donald J. Zuk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ ROBERT B. TSCHUDY Robert B. Tschudy	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 15, 2007

/s/ EDWARD G. MARLEY Edward G. Marley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2007

/s/ MITCHELL S. KARLAN, M.D. Mitchell S. Karlan, M.D.	Chairman of the Board and Director	March 15, 2007

/s/ KAJ AHLMANN Kaj Ahlmann	Director	March 15, 2007

/s/ MARSHALL S. GELLER Marshall S. Geller	Director	March 15, 2007

/s/ WILLIS T. KING, JR. Willis T. King, Jr.	Director	March 15, 2007

/s/ JACK E. MCCLEARY, M.D. Jack E. McCleary, M.D.	Director	March 15, 2007

/s/ WENDELL L. MOSELEY, M.D. Wendell L. Moseley, M.D.	Director	March 15, 2007

/s/ ELIZABETH A. MURPHY Elizabeth A. Murphy	Director	March 15, 2007

/s/ WILLIAM A. RENERT, M.D. William A. Renert, M.D.	Director	March 15, 2007

/s/ JOSEPH STILWELL Joseph Stilwell	Director	March 15, 2007

/s/ HENRY L. STOUTZ, M.D. Henry L. Stoutz, M.D.	Director	March 15, 2007

/s/ RONALD H. WENDER, M.D Ronald H. Wender, M.D.	Director	March 15, 2007

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SCPIE Holdings Inc.

We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and its subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has restated its statement of cash flows for the year ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

March 12, 2007

Los Angeles, California

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

DECEMBER 31,	2006	2005
ASSETS
Securities available-for-sale (Note 2):
Fixed maturity investments, at fair value (amortized cost 2006—$397,553; 2005—$469,350)	$389,954	$461,480
Equity investments, at fair value (cost 2006—$1,723; 2005—$1,934)	2,034	2,095

Total securities available-for-sale	391,988	463,575
Cash and cash equivalents	145,815	68,783

Total investments and cash and cash equivalents	537,803	532,358
Accrued investment income	5,330	5,874
Premiums receivable	18,697	18,731
Assumed reinsurance receivable	17,089	24,160
Reinsurance recoverable (Note 4)	45,564	55,933
Deferred policy acquisition costs	7,351	7,120
Deferred federal income taxes, net (Note 5)	44,661	51,214
Property and equipment, net	1,733	2,449
Other assets	7,281	6,325

Total assets	$685,509	$704,164

LIABILITIES
Reserves:
Losses and loss adjustment expenses (Note 3)	$405,448	$429,315
Unearned premiums	41,815	41,705

Total reserves	447,263	471,020
Amounts held for reinsurance	13,317	22,018
Other liabilities	18,285	20,333

Total liabilities	478,865	513,371
Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2006—9,553,906; 2005—9,516,916 shares outstanding.	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	271,925	259,645
Treasury stock, at cost 2006—2,738,185 shares; and 2005—2,775,175 shares.	(95,278)	(97,063)
Subscription notes receivable	(1,849)	(2,649)
Accumulated other comprehensive loss	(5,282)	(6,268)

Total stockholders’ equity	206,644	190,793

Total liabilities and stockholders’ equity	$685,509	$704,164

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per-share data)

FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004
REVENUES
Net premiums earned (Note 4)	$123,531	$128,436	$136,106
Net investment income (Note 2)	20,410	17,818	19,174
Realized investment gains (losses) (Note 2)	(493)	4,018	1,502
Other revenue	461	1,183	540

Total revenues	143,909	151,455	157,322
EXPENSES
Losses and loss adjustment expenses (Note 3)	98,088	111,156	138,927
Underwriting and other operating expenses (Note 1 and Note 4)	27,465	34,807	26,273

Total expenses	125,553	145,963	165,200

Income (loss) before income tax expense	18,356	5,492	(7,878)
Income tax expense (Note 5)	6,076	2,024	8

Net income (loss)	$12,280	$3,468	$(7,886)

Basic income (loss) per share of common stock (Note 10)	$1.29	$0.37	$(0.84)
Diluted income (loss) per share of common stock (Note 10)	$1.27	$0.36	$(0.84)

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2004	$1	$37,281	$264,063	$(98,006)	$(3,312)	$4,161	$204,188
Net loss	—	—	(7,886)	—	—	—	(7,886)
Unrealized losses on securities, net of applicable income tax benefit of $1,229	—	—	—	—	—	(2,283)	(2,283)
Change in minimum pension liability, net of applicable income tax benefit of ($105)	—	—	—	—	—	(195)	(195)
Unrealized foreign currency loss	—	—	—	—	—	206	206

Comprehensive loss							(10,158)
Treasury stock reissued	—	(154)	—	352	—	—	198
Stock subscription notes repaid	—	—	—	—	294	—	294

BALANCE AT DECEMBER 31, 2004	1	37,127	256,177	(97,654)	(3,018)	1,889	194,522
Net income	—	—	3,468	—	—	—	3,468
Unrealized gains on securities, net of applicable income tax benefit of $4,312	—	—	—	—	—	(8,009)	(8,009)
Change in minimum pension liability, net of applicable income taxes of ($25)	—	—	—	—	—	47	47
Unrealized foreign currency loss	—	—	—	—	—	(195)	(195)

Comprehensive loss							(4,689)
Treasury stock reissued	—	—	—	591	—	—	591
Stock subscription notes repaid	—	—	—	—	369	—	369

BALANCE AT DECEMBER 31, 2005	1	37,127	$259,645	($97,063)	($2,649)	($6,268)	$190,793
Net Income	—	—	12,280	—	—	—	12,280
Unrealized gains on securities, net of applicable income taxes of ($147)	—	—	—	—	—	274	274
Change in minimum pension liability, net of applicable income taxes of $96	—	—	—	—	—	179	179
Adjustment to adopt FAS 158, net of applicable income taxes of ($185)						344	344
Unrealized foreign currency gain	—	—	—	—	—	189	189

Comprehensive gain							13,266
Treasury stock reissued	—	—	—	1,785	—	—	1,785
Stock subscription notes repaid	—	—	—		800	—	800

BALANCE AT DECEMBER 31, 2006	1	$37,127	$271,925	($95,278)	($1,849)	($5,282)	$206,644

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004
	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$12,280	$3,468	$(7,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	4,990	5,293	7,258
Provision for deferred federal income taxes	6,076	2,024	8
Realized investment (gains) losses	493	(4,018)	(1,502)
Changes in operating assets and liabilities:
Accrued investment income	544	(25)	1,677
Premiums receivable	(7,105)	89,649	(12,428)
Reinsurance recoverable	10,369	141,587	(45,691)
Deferred policy acquisition costs	(231)	1,943	353
Deferred federal income taxes	477	(4,784)	(4,737)
Loss and loss adjustment expense reserves	(23,867)	(209,432)	(4,299)
Unearned premiums	110	(2,106)	(6,896)
Amounts held for reinsurance	(8,701)	(55,501)	10,296
Other assets	(40)	6,372	1,794
Other liabilities	(2,048)	(4,703)	(1,050)

Net cash provided by (used in) operating activities	7,557	(30,233)	(63,103)

INVESTING ACTIVITIES
Purchases—fixed maturities	(23,780)	(118,532)	(163,475)
Sales—fixed maturities	58,575	66,422	229,526
Maturities—fixed maturities	32,190	31,171	25,288
Sales—equities	—	14,618	3,764
Sale of other invested assets	—	10,400	—
Purchases of furniture and equipment, net	(95)	(413)	(197)

Net cash provided by investing activities	66,890	3,666	94,906

FINANCING ACTIVITIES
Sale of treasury stock, net and repayment of stock subscription notes	2,585	960	492

Net cash provided by financing activities	2,585	960	492

Increase (decrease) in cash and cash equivalents	77,032	(25,607)	32,295
Cash and cash equivalents at beginning of year	68,783	94,390	62,095

Cash and cash equivalents at end of year	$145,815	$68,783	$94,390

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

The Company principally writes professional liability insurance for physicians, oral and maxillofacial surgeons, and other healthcare providers in California and Delaware. Most of the Company’s coverage is written on a “claims-made and reported” basis. This coverage is provided only for claims that are first reported to the Company during the insured’s coverage period and that arise from occurrences during the insured’s coverage period. The Company also makes “tail” coverage available for purchase by policyholders in order to cover claims that arise from occurrences during the insured’s coverage period, but that are first reported to the Company after the insured’s coverage period and during the term of the applicable tail coverage.

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

FOREIGN OPERATIONS

SUL, a corporate member of Lloyd’s of London (Lloyd’s), commenced operations in January 2001 as a capital provider to three underwriting syndicates. In 2003, the Company provided Lloyd’s capital in support of one syndicate. No Lloyd’s syndicate was supported in 2004. SUL no longer has underwriting operations.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has no securities classified as “held to maturity” or “trading” as defined in Financial Accounting Standards Board Statement (FASB) No. 115, Accounting for Certain Investments in Debt and Equity Investments.

Cash and Cash Equivalents—Short-term investments are included in cash and cash equivalents and are carried at cost, which approximates fair value.

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

	2006	2005	2004
	In Thousands
Balance at beginning of year	$7,120	$9,063	$9,416
Costs deferred	3,677	6,348	8,243
Costs amortized	(3,446)	(8,291)	(8,596)

Balance at end of year	$7,351	$7,120	$9,063

As the Company reduced its assumed reinsurance operations the corresponding reduction in commission expense resulted in a decrease in acquisition costs during 2006 and 2005.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years. Property and equipment consist of the following:

Year End December 31,	2006	2005
	(In Thousands)
Leasehold improvements	$5,520	$5,489
Furniture and equipment	902	2,008

	6,422	7,497
Accumulated depreciation	(4,689)	(5,048)

Property and equipment, net	$1,733	$2,449

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of fixed-maturity investments. Concentrations of credit risk with respect to fixed maturities are limited due to the large number of such investments and their distributions across many different industries and geographics.

Ceded reinsurance is placed with a number of individual companies and syndicates at Lloyd’s of London to avoid concentration of credit risk. For the year ended December 31, 2006, approximately 21.6% of total reinsurance receivable were recoverable with reinsurance companies with an A.M. Best or Insurance Solvency International rating of A or better including $4.5 million from Lloyd’s of London syndicates, and $4.4 million from Hannover Ruckversicherungs.

The Company has a reinsurance receivable as of December 31, 2006 of $32.1 million from Rosemont Re, a company currently in run-off. The receivable is fully collateralized by funds held in trust for the benefit of the Company.

STOCK-BASED COMPENSATION

The Company has a stock-based employee and non-employee compensation plan more fully described in Note 9.

The Company accounts for stock options under the recognition and measurement principles of Financial Accounting Standard 123(R), issued December 16, 2004. Prior to the adoption of FAS 123(R) on January 1, 2006, the Company accounted for stock options under SFAS 123 using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (collectively referred to as APB 25.)

NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance in derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 and estimates the cumulative effect of adopting FIN 48 to be minimal.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No, 154”). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement is effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

There were no other accounting standards issued during 2006 that are expected to have a material impact on the Company’s consolidated financial statements.

RESTATEMENT and RECLASSIFICATIONS

The Company has restated its 2005 Statement of Cash Flows related to a source of cash. In 2005, a mortgage note on a building that had been sold in 2004 was repaid in full. In the 2005 Statement of Cash Flows, the Company had included the receipt in operating activities. In preparing the 2006 statements, the Company has properly reflected the receipt as an investing activity in the 2005 Statement of Cash Flows.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. INVESTMENTS

The Company’s investments in available-for-sale securities are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Year End December 31, 2006	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$176,032	$224	$2,936	$173,320
Mortgage-backed and asset-backed	69,963	40	1,028	68,975
Corporate	151,558	83	3,982	147,659

Total fixed-maturity securities	397,553	347	7,946	389,954
Common stocks	1,723	311	—	2,034

Total	$399,276	$658	$7,946	$391,988

Year End December 31, 2005
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$187,957	$447	$2,124	$186,280
Mortgage-backed and asset-backed	87,294	79	1,907	85,466
Corporate	194,099	266	4,631	189,734

Total fixed-maturity securities	469,350	792	8,662	461,480
Common stocks	1,934	161	—	2,095

Total	$471,284	$953	$8,662	$463,575

The fair values of fixed-maturity securities are based on quoted market prices, where available. For fixed-maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values of equity securities are based on quoted market prices.

The amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2006, are summarized by stated maturities as follows:

	AMORTIZED COST	FAIR VALUE
	(In Thousands)
Years to maturity:
One or less	$50,932	$50,413
After one through five	153,239	150,238
After five through ten	117,943	114,890
After ten	5,476	5,438
Mortgage-backed and asset-backed securities	69,963	68,975

Totals	$397,553	$389,954

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major categories of the Company’s investment income are summarized as follows:

YEAR ENDED DECEMBER 31,	2006	2005	2004
	(In Thousands)
Fixed-maturity investments	$18,003	$16,518	$20,196
Other	4,361	3,297	1,185

Total investment income	22,364	19,815	21,381
Investment expenses	1,954	1,997	2,207

Net investment income	$20,410	$17,818	$19,174

Realized gains and losses from sales of investments are summarized as follows:

YEAR ENDED DECEMBER 31,	2006	2005	2004
	(In Thousands)
Fixed-maturity investments:
Gross realized gains	$145	$1,336	$4,061
Gross realized losses	(638)	(1,936)	(3,038)

Net realized (losses) gains on fixed-maturity investments	(493)	(600)	1,023
Equity investments—gross realized gains	—	4,618	475
Net other gains	—	—	4

Total net realized gains (losses)	$(493)	$4,018	$1,502

The change in the Company’s unrealized appreciation (depreciation) on fixed-maturity securities was $(0.3) million, $(8.4) million and $(2.8) million for the years ended December 31, 2006, 2005 and 2004 respectively; the corresponding amounts for equity securities were $0.1 million, $(3.9) million, and $(0.7) million.

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the consolidated statements of income. The Company’s assessment of other-than-temporary impairments is security-specific as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the securities until they mature or recover their value.

The current unrealized losses in fixed maturity securities is considered to be interest rate related. All fixed maturity securities held by the Company have paid all scheduled contracted obligations and the Company believes that each issuer has the ability to meet their remaining obligations related to the security. The Company has the ability and intent to hold these securities to maturity.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company held 106 investment positions with unrealized losses as of December 31, 2006. The Company held 100 securities that were in an unrealized loss position for 12 months or more.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$451	$48,702	$2,485	$106,057	$2,936	$154,759
Mortgage-backed and asset-backed	37	5,194	991	59,507	1,028	64,701
Corporate	99	7,968	3,883	132,974	3,982	140,942

Total	$587	$61,864	$7,359	$298,538	$7,946	$360,402

The Company held 125 investment positions with unrealized losses as of December 31, 2005. All of the investments were investment grade and the unrealized losses were primarily due to interest rate fluctuations. The Company held 67 securities that were in an unrealized loss position for 12 months or more.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 2006, 2005 and 2004.

DECEMBER 31,	2006	2005	2004
	(In Thousands)
Reserves for losses and LAE—at beginning of year	$429,315	$638,747	$643,046
Less reinsurance recoverables—at beginning of year	45,535	183,623	108,891

Reserves for losses and LAE, net of related reinsurance recoverable—at beginning of year	383,780	455,124	534,155

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	109,343	113,128	123,027
Increase (decrease) in estimated losses and LAE for claims occurring in prior years, net of reinsurance	(11,255)	(1,972)	15,900

Incurred losses during the year, net of reinsurance	98,088	111,156	138,927

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	12,201	24,466	10,776
Prior years	102,443	158,034	207,182

Total payments during the year, net of reinsurance	114,644	182,500	217,958

Reserve for losses and LAE, net of related reinsurance recoverable—at end of year	367,224	383,780	455,124
Reinsurance recoverable for losses and LAE—at end of year	38,224	45,535	183,623

Reserves for losses and LAE, gross of reinsurance recoverable—at end of year	$405,448	$429,315	$638,747

The decreases during 2006 and 2005 in estimated losses and LAE occurring in prior years were primarily attributable to favorable loss experience in direct healthcare liability insurance due to the declining frequency in claims in both years and non-core direct healthcare liability insurance in 2005, partially offset by adverse experience in the assumed reinsurance business. The increase during 2004 was primarily attributable to the adverse loss experience in the assumed reinsurance and the non-core direct healthcare liability insurance businesses.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of reinsurance on premiums written and earned are as follows (in thousands):

YEAR ENDED DECEMBER 31,	2006		2005		2004
	WRITTEN	EARNED	WRITTEN	EARNED	WRITTEN	EARNED
Direct	$136,095	$135,985	$141,648	$142,348	$142,509	$137,154
Assumed	392	392	(3,966)	(1,380)	13,815	41,107
Ceded	12,846	12,846	11,351	12,532	27,114	42,155

Net premiums	$123,641	$123,531	$126,331	$128,436	$129,210	$136,106

Reinsurance ceded reduced (increased) loss and loss adjustment expenses incurred by $(2.8) million, $(15.0) million, and $42.9 million in 2006, 2005 and 2004, respectively. Reinsurance ceded also reduced loss and loss adjustment expense reserves by $38.2 million, $45.5 million, and $183.6 million in 2006, 2005 and 2004, respectively.

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

The reinsurance agreement requires funds to be held in trust to collateralize Rosemont Re obligations under the agreement. As of December 31, 2006, the market value and assets held in the trust was $36.5 million. Further, the agreement contains a profit-sharing provision, which states that the Company will receive 50% of the profits of the ceded reinsurance (not including any additional premium paid) when the combined ratio for the basic ceded is below 100%.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    INCOME TAXES

The components of the income tax expense (benefit) reported in the accompanying consolidated statements of operations are summarized as follows:

YEAR ENDED DECEMBER 31,	2006	2005	2004
	(In Thousands)
Current	$324	$—	$(50)
Deferred	5,752	2,024	(3,942)
State franchise tax	—	—	4,000

Total	$6,076	$2,024	$8

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

YEAR ENDED DECEMBER 31,	2006	2005	2004
	(In Thousands)
Federal income tax expense (benefit) at 35%	$6,425	$1,922	$(2,757)
Increase (decrease) in taxes resulting from:
State franchise tax (net of federal tax)	—	—	2,600
Other	(349)	102	165

Total federal income tax expense	$6,076	$2,024	$8

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

DECEMBER 31,	2006	2005
	(In Thousands)
Deferred tax assets:
Discounting of loss reserves	$13,621	$15,481
Net operating loss carryforward	20,444	24,932
AMT credit carryforward	5,766	5,442
Unearned premium	2,755	2,748
Unrealized investment losses	2,551	2,698
Deferred compensation and retirement plans	2,038	2,338
Other	59	67

Total deferred tax assets	47,234	53,706
Deferred tax liabilities:
Deferred acquisition costs	2,573	2,492

Total deferred tax liabilities	2,573	2,492

Net deferred tax assets	$44,661	$51,214

Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $20.4 million for a net operating loss carryforward that will begin expiring in 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company’s core operations have historically been

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

profitable on both a GAAP and tax basis. The losses incurred in 2001 to 2004 were primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company has returned to a position of taxable income, thus enabling it to begin utilizing the net operating loss carryforward.

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

NOTE 6.    STATUTORY ACCOUNTING PRACTICES

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The statutory financial statements for the Company’s insurance subsidiaries, are completed in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures manual, (NAIC SAP). The NAIC SAP has been fully adopted by the Arkansas, California and Delaware Departments of Insurance. The principal differences between financial statement net income and statutory net income are due to policy acquisition costs, which are deferred under GAAP but expensed for statutory purposes and deferred income taxes. Policyholders’ surplus and net income for the Company’s insurance subsidiaries, as determined in accordance with statutory accounting practices, are summarized as follows:

DECEMBER 31,	2006	2005	2004
	(In Thousands)
Statutory net income (loss) for the year ended	$22,372	$8,935	$(6,436)
Statutory capital and surplus at year end	$164,414	$145,614	$136,536

The Company was issued a permitted practice letter by the California Department of Insurance that was in effect for the years ended December 31, 2005 and 2004 allowing the Company to admit, on a statutory basis, assets pledged by the insurance subsidiaries as security for the letter of credit used to support the Lloyd’s capital requirement of SCPIE Underwriting Limited. The effect of treating the pledged assets as non-admitted as of December 31, 2005 and 2004 would have been to reduce statutory surplus of SCPIE Indemnity by approximately $30.3 million as of both dates.

Generally, the capital and surplus of the Company’s insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. At December 31, 2006, the amount of dividends available to SCPIE Holdings from its insurance subsidiaries during 2007 not limited by such restrictions is approximately $22.4 million.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net pension expense for these plans consists of the following components:

	Qualified Plan			Supplemental Plan
YEAR ENDED DECEMBER 31,	2006	2005	2004	2006	2005	2004
	(In Thousands)
Service cost	—	—	—	—	—	$78
Interest cost	$293	$284	$275	$164	$188	233
Actual return on plan assets	(341)	(320)	(294)	—	—	—
Amortization of:	—	—	—	—	—	—
Transition asset	—	—	(4)	—	—	—
Prior service cost	—	—	—	—	—	12
Actuarial loss	134	114	95	(44)	(21)	10

Net pension expense	$86	$78	$72	$120	$167	$333

Pension expense for all plans was $1.1, $1.1, and $0.5 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table sets forth the funding status of the plans:

	Qualified Plan	Supplemental Plan	Qualified Plan	Supplemental Plan
DECEMBER 31,	2006	2006	2005	2005
	(In Thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$5,421	$3,357	$5,072	$3,991
Interest cost	293	164	284	188
Actuarial loss (gain)	(29)	(241)	172	(523)
Gross benefits paid	(143)	(299)	(107)	(299)

Net benefit obligation at end of year	$5,542	$2,981	$5,421	$3,357

Change in Plan Assets
Fair value of plan assets at beginning of year	$4252	$—	$4,055	$—
Actual return on plan assets	453	—	281	—
Employer contributions	131	299	22	299
Gross benefits paid	(143)	(299)	(107)	(299)

Fair value of plan assets at end of year	$4,693	$—	$4,251	$—

Funded status (underfunded)	$(849)	$(2,981)	$(1,170)	$(3,357)
Unrecognized actuarial loss (gain)	—	—	1,739	(332)

Accrued pension expense	$(849)	$(2,981)	$569	$(3,689)

Amounts recognized in the statement of financial position consists of:
Accrued benefit liability	$(849)	$(2,981)	$(1,170)	$(3,689)
Accumulated other comprehensive income	—	—	1,739	—

Net amount recognized	$(849)	$(2,981)	$569	$(3,689)

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Plan			Supplemental Plan
DECEMBER 31,	2006	2005	2004	2006	2005	2004
Weighted-average assumptions
Discount rate	5.50%	5.50%	5.75%	5.50%	5.50%	5.75%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	5.0%

During 1999, the Company implemented the Director and Senior Management Stock Purchase Plan. The directors and senior managers purchased a total of 145,000 shares of common stock under this plan. The eligible participants executed promissory stock subscription notes in the aggregate amount of $4.1 million to fund this purchase. As of December 31, 2006, $2.2 million of the promissory stock subscription notes had been repaid.

The Company’s Employee Stock Purchase Plan, effective January 1, 2000, offers eligible employees the opportunity to purchase shares of SCPIE Holdings Inc. common stock through payroll deductions.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for the Company headquarters. The lease has escalating payments over a term of 10 years ending 2009 with options to renew for an additional 10 years. Occupancy expense for the years ended December 31, 2006, 2005 and 2004 was $3.2 million, $3.1 million, and $3.2 million, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2006 (in thousands):

2007	$2,706
2008	2,699
2009	243
2010	55

Total minimum lease payments	$5,703

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

Highlands Insurance Group

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver, through a Special Deputy Receiver (“SDR”), continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At December 31, 2006, Highlands had established case loss reserves of $4.1 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that IBNR losses are $2.7 million, for a total loss and LAE reserve of $6.8 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

On July 24, 2006, the SDR filed an Application for Approval of Rehabilitation Plan with the Texas Court. Under the Plan, if approved, the SDR would continue to pay allowed policy claims (including those under the subject policies), and then to pay

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other claims with any remaining funds. The Plan requires policyholders and others to submit claims in the proceeding and envisions claims would be resolved and paid over a number of years. As long as the Rehabilitation Proceeding is in effect, there would be no liquidation of Highlands and, therefore, no obligation on the part of the Company under the subject policies. The Plan is subject to approval of the Texas Court. Certain creditors have filed objections to aspects of the Plan and, in some cases, to the Plan in its entirety. An extended hearing is in progress on these objections.

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility fulfill the collateral requirements of Lloyd’s and guarantee loss reserves under certain other reinsurance contracts. As of December 31, 2006, letter of credit issuance under the facility was approximately $22.2 million. Securities of $24.4 million are pledged as collateral under the facility.

At December 31, 2006, the Company’s investments in fixed-maturity securities with a fair value of $8.9 million were on deposit with state insurance departments to satisfy regulatory requirements.

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

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” which revised SFAS 123 “Accounting for Stock Based Compensation” and superseded APB 25 “Accounting for Stock Issued to Employees.” SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements based on the grant-date fair value of the award, recognized over the period the employee is required to perform services in exchange for the award (presumptively the vesting period.)

The Company adopted SFAS 123(R) using the modified-prospective method. Under the modified-prospective method, prior periods are not restated. However, for awards granted prior to the date of adoption that are unvested on the adoption date, compensation cost is recognized prospectively. In periods after adoption, compensation cost is recognized over the remaining service period related to the award, based on amounts previously reported in the pro forma disclosures required under SFAS 123. Compensation cost is also recognized for awards granted after the effective adoption date based on the grant-date fair value of the award, calculated and recognized under the measurement provisions of SFAS 123(R).

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock-option activity and related information follows:

	2006		2005		2004
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	892,034	$13.69	1,047,000	$14.13	1,044,667	$14.20
Granted during year	—	—	50,000	$11.44	10,000	$8.74
Exercised during year	79,600	$14.93	43,000	$6.63	—	—
Forfeited during year	18,334	$25.79	161,966	$17.73	7,667	$16.70

Options outstanding at end of year	794,100	$13.28	892,034	$13.69	1,047,000	$14.13

Information about stock options outstanding at December 31, 2006, is summarized as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices:
$ 5.10—$12.90	352,000	6.28	$6.69	326,995	$6.69
$12.91—$24.25	400,100	4.87	$16.86	400,100	$16.86
$24.26—$36.50	42,000	1.54	$34.50	42,000	$34.50

Options outstanding at end of year	794,100	5.38	$13.28	769,095	$13.35

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s SARs activity and related information follows:

	2006		2005		2004
	Number of SARs	Weighted- Average Exercise Price	Number of SARs	Weighted- Average Exercise Price	Number of SARs	Weighted- Average Exercise Price
SARs outstanding at beginning of year	21,663	$5.95	65,833	$5.95	80,500	$5.95
Granted during year	—	—	—	—	—	—
Exercised during year	21,663	$5.95	42,336	$5.95	4,667	$5.95
Forfeited during year	—	—	1,834	$5.95	10,000	$5.95

SARs outstanding at end of year	0	—	21,663	$5.95	65,833	$5.95

The Company expensed as compensation $0.1 million, $0.5 million, and $0.1 million for SARs in 2006, 2005 and 2004, respectively.

Non-employee directors of the Company receive a grant of 2,000 restricted shares each year as part of their compensation. The restricted share grants vest on the one-year anniversary of the grant. In 2006, 2005 and 2004, the Company issued 20,000, 20,000 and 20,000 restricted share grants to non-employee directors and expensed as compensation $0.4 million, $0.3 million, and $0.2 million respectively.

Prior to the adoption of SFAS 123(R) the Company applied the intrinsic-value provisions set forth in APB No. 25 and related interpretations as permitted by SFAS 123. Accordingly, no compensation expense was recognized for option grants in prior periods since the exercise price of options granted equaled the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense recorded in accordance with SFAS 123(R) decreased earnings for the year ended December 31, 2006 by $112,000, after tax.

No restatement of prior periods is required when SFAS 123(R) is adopted using the modified-prospective transaction method. SFAS 123(R) does, however, require disclosure of the effect that applying the fair value recognition provisions of SFAS 123 would have had on prior periods. The following table provides the required disclosure.

	2005	2004
Net income (loss) as reported	$3,468	$(7,886)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(296)	(634)

Pro forma net income (loss)	$3,172	$(8,520)

Income (Loss) per share
—Basic—as reported	$0.37	$(0.84)
—Basic—proforma	$0.34	$(0.90)

—Diluted—as reported	$0.36	$(0.84)
—Diluted—proforma	$0.33	$(0.90)

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10.    EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share as of and for the years ended:

DECEMBER 31,	2006	2005	2004
Numerator:
Net income (loss)	$12,280	$3,468	$(7,886)
Numerator for:
Basic income (loss) per share of common stock	$12,280	$3,468	$(7,886)
Diluted income (loss) per share of common stock	$12,280	$3,468	$(7,886)
Denominator:
Denominator for basic earnings per share of common stock– weighted-average shares outstanding	9,525	9,455	9,388
Effect of dilutive securities:
Stock options	132	94	—

Denominator for diluted earnings per share of common stock adjusted–weighted-average shares outstanding	9,657	9,549	9,388

Basic income (loss) per share of common stock	$1.29	$0.37	$(0.84)

Diluted income (loss) per share of common stock	$1.27	$0.36	$(0.84)

For the year ended December 31, 2004 no incremental shares related to stock options are included in the diluted number of shares outstanding as the impact would have been antidilutive.

NOTE 11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 2006 and 2005 are summarized as follows:

	2006				2005
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	(In Thousands, Except Per-Share Data)
Premiums earned and other revenues	$31,683	$31,458	$30,122	$30,729	$32,700	$32,511	$32,719	$31,689
Net investment income	5,013	5,198	5,265	4,934	4,667	4,132	4,556	4,463
Realized investment gains (losses)	(111)	(53)	(259)	(70)	16	(10)	(264)	4,276
Net income (loss)	2,378	2,636	3,283	3,983	1,671	1,705	(3,122)	3,214
Basic earnings (loss) per share of common stock	$0.25	$0.28	$0.35	$0.42	$0.18	$0.18	$(0.33)	$0.34
Diluted earnings (loss) per share of common stock	$0.25	$0.27	$0.34	$0.41	$0.18	$0.18	$(0.33)	$0.33

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated:

Year Ended December 31, 2006	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$123,280	$361		$123,641

Premiums earned	$123,170	$361		$123,531
Net investment income	—	—	$20,410	20,410
Realized investment gains	—	—	(493)	(493)
Other revenue	—	—	461	461

Total revenues	123,170	361	20,378	143,909
Losses and loss adjustment expenses	86,928	11,160		98,088
Other operating expenses	25,479	377	1,609	27,465

Total expenses	112,407	11,537	1,609	125,553

Segment income (loss) before income taxes	$10,763	$(11,176)	$18,769	$18,356

Segment assets	$25,806	$62,895	$596,808	$685,509

Year Ended December 31, 2005	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$127,249	$(918)		$126,331

Premiums earned	$127,949	$487		$128,436
Net investment income	—	—	$17,818	17,818
Realized investment gains	—	—	4,018	4,018
Other revenue	—	—	1,183	1,183

Total revenues	$127,949	487	23,019	151,455
Losses and loss adjustment expenses	88,166	22,990	—	111,156
Other operating expenses	25,978	8,829	—	34,807

Total expenses	114,144	31,819	—	145,963

Segment income (loss) before income taxes	$13,805	$(31,332)	$23,019	$5,492

Segment assets	$29,184	$76,760	$598,220	$704,164

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2004	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$126,834	$2,376		$129,210

Premiums earned	$121,478	$14,628		$136,106
Net investment income	—	—	$19,174	19,174
Realized investment gains	—	—	1,502	1,502
Other revenue	—	—	540	540

Total revenues	121,478	14,628	21,216	157,322
Losses and loss adjustment expenses	110,590	28,337	—	138,927
Other operating expenses	26,134	139	—	26,273

Total expenses	136,724	28,476	—	165,200

Segment income (loss) before income taxes	$(15,246)	$(13,848)	$21,216	$(7,878)

Segment assets	$142,270	$196,853	$640,512	$979,635

Schedule II—Condensed Financial Information of Registrant

SCPIE HOLDINGS INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share Data)

DECEMBER 31,	2006	2005
ASSETS
Securities available for sale:
Equity investments, at fair value	$1,119	$1,330
Cash and cash equivalents	5,620	3,350
Investment in subsidiaries	197,662	177,634

Total investments	204,401	182,314
Deferred federal income taxes	146	3,947
Other assets	3,992	4,532

Total assets	$208,539	$190,793

LIABILITIES
Other liabilities	$1,895	$—

Total liabilities	1,895	—
Stockholders’ equity:
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2006—9,553,906 shares outstanding; 2005—9,516,916 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	271,925	259,645
Treasury stock at cost (2006—2,738,185 shares and 2005—2,775,175 shares)	(95,278)	(97,063)
Stock subscription notes receivable	(1,849)	(2,649)
Accumulated other comprehensive loss	(5,282)	(6,268)

Total stockholders’ equity	206,644	190,793

Total liabilities and stockholders’ equity	$208,539	$190,793

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004
Net investment income	$82	$166	$108
Dividend from subsidiary	3,000
Other expenses	(3,354)	(1,803)	(1,669)

Loss before federal income tax expense and equity income (losses) of subsidiaries	(272)	(1,637)	(1,561)
Federal income tax expense	6,075	2,020	6

Loss before equity in income (losses) of subsidiaries	(6,347)	(3,657)	(1,567)
Equity income (losses) of subsidiaries	18,627	7,125	(6,319)

Net income (loss)	$12,280	$3,468	$(7,886)

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$12,280	$3,468	$(7,886)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Due to affiliates	—	—	(527)
Changes in other assets and liabilities	5,821	(2,109)	(282)
Equity in undistributed (income)/loss of subsidiaries	(18,627)	(7,125)	6,319

Net cash used in operating activities	(526)	(5,766)	(2,376)

INVESTING ACTIVITIES
Sales—equities	211	166	375

Cash provided by investing activities	211	166	375

FINANCING ACTIVITIES
Purchase of treasury stock, net and repayment of stock subscription notes	2,585	960	492

Cash provided by financing activities	2,585	960	492

Increase (decrease) in cash and cash equivalents	2,270	(4,640)	(1,509)
Cash and cash equivalents at beginning of period	3,350	7,990	9,499

Cash and cash equivalents at end of period	$5,620	$3,350	$7,990

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2006

1. BASIS OF PRESENTATION

In the SCPIE Holdings Inc. condensed financial statements, investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings Inc. condensed financial statements should be read in conjunction with its consolidated financial statements.

Schedule III—Supplementary Insurance Information

SCPIE Holdings Inc. and Subsidiaries

Year Ended December 31, 2006	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$7,351	$323,073	$41,815	$123,170	—	$86,928	$231	$25,248	$123,280
Assumed Reinsurance (1)	—	82,375	—	361	—	11,160	—	377	361
Other	—	—	—	—	$20,410	—	—	1,609	—

Total	$7,351	$405,448	$41,815	$123,531	$20,410	$98,088	$231	$27,234	$123,641

Year Ended December 31, 2005	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$7,120	$334,093	$41,705	$127,949	—	$88,166	$3,710	$22,268	$127,249
Assumed Reinsurance (1)	—	95,222	—	487	—	22,990	4,581	4,248	(918)
Other	—	—	—	—	$17,818	—	—	—	—

Total	$7,120	$429,315	$41,705	$128,436	$17,818	$111,156	$8,291	$26,516	$126,331

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.

Year Ended December 31, 2004	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$8,587	$379,257	$42,406	$121,478	—	$110,590	$3,234	$22,900	$126,834
Assumed Reinsurance (1)	476	259,490	1,405	14,628	—	28,337	5,362	(5,223)	2,376
Other	—	—	—	—	$19,174	—	—	—	—

Total	$9,063	$638,747	$43,811	$136,106	$19,174	$138,927	$8,596	$17,677	$129,210

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.