Form 10-K/A
period 2006-12-31
SCPIE HOLDINGS INC
filed 2007-03-21
CIK 1013609

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2006 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007. For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the following revisions are contained herein:

Item 8. Financial Statements and Supplementary Data - SCPIE Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows - To correct a typographical error in the amount of change in Premiums receivable for 2006 from (7,105) to 7,105.

Item 15. Exhibits and Financial Schedules - To re-file Exhibit 23.1 - Consent of independent registered public accounting firm and to re-file Exhibits 31.1, 31.2, 32.1 and 32.2 in order to change the dates on such certificates to the filing date of this Form 10-K/A.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

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

(a)	(3) Exhibits:

NUMBER	DOCUMENT
2.	Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement effective as of January 2, 2006, between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of January 2, 2006 (filed with the Company’s Current Report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.31*	SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32*	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.33	Inter-Company Pooling Agreement effective January 1, 1997 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.34	SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.36	Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998. (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference.)

10.50*	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

10.51*	Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.52*	Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.53*	Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.55	Amendment and Restatement Agreement dated June 28, 2005, relating to an Insurance Letters of Credit Agreement dated as of November 15, 2001 by and among Barclays Bank PLC and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company, American Healthcare Specialty Healthcare Company and SCPIE Underwriting, Limited (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

NUMBER	DOCUMENT
10.56*	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001 (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.59*	Form of Stock Option Agreement under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.60*	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.61*	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.62	Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.63	First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.65*	Deferred Compensation Agreement dated as of January 3, 2005, by and between SCPIE Management Company and Donald P. Newell (filed with the Company’s Current Report on Form 8-K on January 5, 2005 and incorporated herein by reference).

10.66*	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.67	Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.68	Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.69*	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.70*	2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.71*	Form of Restricted Stock Agreement for Independent Directors (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.72*	First Amendment to the 2003 Amended and Restated Equity Participation Plan (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.73*	Amendment 2004-1 to the Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.75**	Addendum No. 3 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2005.

10.78	Second Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 12, 2004 and incorporated herein by reference).

10.79*	Amendment #2 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 15, 2004 and incorporated herein by reference).

10.80*	Form of Deferred Stock and Dividend Equivalent Agreement for Independent Directors (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference.).

NUMBER	DOCUMENT
10.81**	Commutation and Release Agreement dated December 31, 2006 between the Company and Chaucer Syndicates Limited.

10.82	First—Third Excess of Loss Reinsurance Contract 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2004 (filed with the Company’s Annual Report on Form 10-K on March 16, 2005 and incorporated herein by reference.

10.83	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2005 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.84	Deferred Compensation Agreement dated as of December 8, 2005 between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.85*	Deferred Compensation Agreement dated as of December 8, 2005 between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.86*	Amendment to Employment Arrangement dated as of December 8, 2005 between Donald P. Newell and SCPIE Holdings, Inc. (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.87*	Deferred Compensation Agreement dated as of January 1, 2001, between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated October 23, 2002 (filed with the Company’s Annual Report on 10-K on March 31, 2003 and incorporated herein by reference).

10.88	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2006 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.89**	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2007.

10.90**	Addendum No. 4 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2006.

10.91*	Form of Third Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Current Report on Form 8-K on June 28, 2006 and incorporated herein by reference,)

10.92	Settlement Agreement dated as of December 14, 2006 between SCPIE Holdings Inc., Joseph Stilwell, Stilwell Value Partners III, L.P. and Stilwell Value (filed with the Company’s Current Report on Form 8-K on December 15, 2006 and incorporated herein by reference.)

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K/A and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K/A and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
**	Filed with the Company’s Annual Report on Form 10-K on March 16, 2007 and incorporated herein by reference.

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

March 20, 2007

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

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004
	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$12,280	$3,468	$(7,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	4,990	5,293	7,258
Provision for deferred federal income taxes	6,076	2,024	8
Realized investment (gains) losses	493	(4,018)	(1,502)
Changes in operating assets and liabilities:
Accrued investment income	544	(25)	1,677
Premiums receivable	7,105	89,649	(12,428)
Reinsurance recoverable	10,369	141,587	(45,691)
Deferred policy acquisition costs	(231)	1,943	353
Deferred federal income taxes	477	(4,784)	(4,737)
Loss and loss adjustment expense reserves	(23,867)	(209,432)	(4,299)
Unearned premiums	110	(2,106)	(6,896)
Amounts held for reinsurance	(8,701)	(55,501)	10,296
Other assets	(40)	6,372	1,794
Other liabilities	(2,048)	(4,703)	(1,050)

Net cash provided by (used in) operating activities	7,557	(30,233)	(63,103)

INVESTING ACTIVITIES
Purchases—fixed maturities	(23,780)	(118,532)	(163,475)
Sales—fixed maturities	58,575	66,422	229,526
Maturities—fixed maturities	32,190	31,171	25,288
Sales—equities	—	14,618	3,764
Sale of other invested assets	—	10,400	—
Purchases of furniture and equipment, net	(95)	(413)	(197)

Net cash provided by investing activities	66,890	3,666	94,906

FINANCING ACTIVITIES
Sale of treasury stock, net and repayment of stock subscription notes	2,585	960	492

Net cash provided by financing activities	2,585	960	492

Increase (decrease) in cash and cash equivalents	77,032	(25,607)	32,295
Cash and cash equivalents at beginning of year	68,783	94,390	62,095

Cash and cash equivalents at end of year	$145,815	$68,783	$94,390

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