Form 10-Q
period 2007-03-31
SCPIE HOLDINGS INC
filed 2007-05-09
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 4, 2007
Preferred stock, par value $l.00 per share	No shares outstanding

Common stock, par value $0.0001 per share	10,070,220 shares, including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of Registrant.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2007 - $386,426; 2006 - $397,553)	$380,964	$389,954
Equity investments, at fair value (cost 2007 - $1,656; 2006 - $1,723)	1,970	2,034

Total securities available-for-sale	382,934	391,988
Cash and cash equivalents	156,623	145,815

Total investments and cash and cash equivalents	539,557	537,803
Accrued investment income	4,742	5,330
Premiums receivable	64,695	18,697
Assumed reinsurance receivable	18,912	17,089
Reinsurance recoverable	47,367	45,564
Deferred policy acquisition costs	10,120	7,351
Deferred federal income taxes	42,064	44,661
Property and equipment, net	1,501	1,733
Other assets	6,648	7,281

Total assets	$735,606	$685,509

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$406,806	$405,448
Unearned premiums	95,420	41,815

Total reserves	502,226	447,263
Amounts held for reinsurance	4,502	13,317
Other liabilities	17,225	18,285

Total liabilities	523,953	478,865
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2007 – 9,557,906 shares outstanding 2006 – 9,553,906 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	275,392	271,925
Treasury stock, at cost 2007 – 2,734,185 shares and 2006 – 2,738,185 shares	(95,081)	(95,278)
Subscription notes receivable	(1,849)	(1,849)
Accumulated other comprehensive loss	(3,937)	(5,282)

Total stockholders’ equity	211,653	206,644

Total liabilities and stockholders’ equity	$735,606	$685,509

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Revenues:
Net premiums earned	$29,874	$31,630
Net investment income	5,220	5,013
Realized investment gains (losses)	166	(111)
Other revenue	31	53

Total revenues	35,291	36,585

Expenses:
Losses and loss adjustment expenses	22,946	25,205
Underwriting and other operating expenses	6,606	7,607

Total expenses	29,552	32,812
Income before income taxes	5,739	3,773
Income tax expense	2,045	1,395

Net income	$3,694	$2,378

Basic earnings per share	$0.39	$0.25
Diluted earnings per share	$0.38	$0.25
Cash dividend declared and paid per share of common stock	$—	$—

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2007	$1	$37,127	$271,925	$(95,278)	$(1,849)	$(5,282)	$206,644
Adoption of accounting principal, net of applicable income tax benefit of $123	—	—	(227)	—	—	—	(227)
Net income	—	—	3,694	—	—	—	3,694
Unrealized losses on securities, net of reclassification adjustments of $-0- for gains included in net appreciation, net of applicable income tax expense of $749	—	—	—	—	—	1,391	1,391
Amortization of pension benefit amounts, net of applicable income tax benefit of $24	—	—	—	—	—	(46)	(46)

Comprehensive Income							5,039
Treasury stock reissued	—	—	—	197	—	—	197

BALANCE AT MARCH 31, 2007	$1	$37,127	$275,392	$(95,081)	$(1,849)	$(3,937)	$211,653

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2006	$1	$37,127	$259,645	$(97,063)	$(2,649)	$(6,268)	$190,793
Net income	—	—	2,378	—	—	—	2,378
Unrealized losses on securities, net of reclassification adjustments of $-0- for gains included in net appreciation, net of applicable income tax benefit of $1,868	—	—	—	—	—	(3,471)	(3,471)
Amortization of pension benefit amounts, net of applicable income tax benefit of $24	—	—	—	—	—	(68)	(68)

Comprehensive Loss							(1,161)
Stock subscription notes repaid	—	—	—	—	(6)	—	(6)
Treasury stock reissued	—	—	—	747	—	—	747

BALANCE AT MARCH 31, 2006	$1	$37,127	$262,023	$(96,316)	$(2,655)	$(9,807)	$190,373

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$3,694	$2,378
Adjustments to reconcile net income to net cash provided/used in operating activities:
Provisions for amortization and depreciation	1,070	1,369
Provision for deferred federal income taxes	2,045	1,395
Realized investment (gains) losses	(166)	111
Changes in operating assets and liabilities:
Deferred acquisition costs	(2,769)	(2,816)
Accrued investment income	588	293
Unearned premiums	53,605	57,493
Loss and loss adjustment expense reserves	1,358	49
Reinsurance recoverable	(1,803)	568
Amounts held for reinsurance	(8,815)	(2,379)
Other liabilities	(1,060)	(536)
Premium receivable	(47,821)	(52,116)
Other assets	443	(95)

Net cash provided by operating activities	369	5,714

INVESTING ACTIVITIES
Purchases—fixed maturities	—	(7,292)
Sales—fixed maturities	—	8,129
Maturities—fixed maturities	10,251	—
Purchase of furniture and equipment, net	(9)	(37)

Net cash provided by investing activities	10,242	800

FINANCING ACTIVITIES
Issuance of treasury stock, net and repayment of stock subscription notes	197	741

Net cash provided by in financing activities	197	741

Increase in cash and cash equivalents	10,808	7,255
Cash and cash equivalents at beginning of period	145,815	68,783

Cash and cash equivalents at end of period	$156,623	$76,038

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2007

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K/A for the year ended December 31, 2006.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
Net income	$3,694	$2,378

Numerator for:
Basic earnings per share of common stock	3,694	2,378
Diluted earnings per share of common stock	3,694	2,378
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,556	9,518

Effect of dilutive securities:
Stock options	117	120

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,673	9,638
Basic earnings per share of common stock	$0.39	$0.25
Diluted earnings per share of common stock	$0.38	$0.25

3.	INVESTMENTS

The Company’s investments in available-for-sale securities at March 31, 2007 and December 31, 2006 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
March 31, 2007
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$175,843	$307	$2,102	$174,048
Mortgage-backed and asset-backed	63,023	49	651	62,421
Corporate	147,560	123	3,188	144,495

Total fixed-maturity securities	386,426	479	5,941	380,964
Common stocks	1,656	314	—	1,970

Total	$388,082	$793	$5,941	$382,934

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
December 31, 2006
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$176,032	$224	$2,936	$173,320
Mortgage-backed and asset-backed	69,963	40	1,028	68,975
Corporate	151,558	83	3,982	147,659

Total fixed-maturity securities	397,553	347	7,946	389,954
Common stocks	1,723	311	—	2,034

Total	$399,276	$658	$7,946	$391,988

The Company held 104 investment positions with unrealized losses as of March 31, 2007. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 101 securities that were in an unrealized loss position for 12 months or more at March 31, 2007.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
March 31, 2007
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$111	$25,256	$1,991	$128,086	$2,102	$153,342
Mortgage-backed and asset-backed	19	5,750	632	53,401	651	59,151
Corporate	2	553	3,186	132,414	3,188	132,967

Total fixed maturity securities	$132	$31,559	$5,809	$313,901	$5,941	$345,460

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

4.	FEDERAL INCOME TAXES

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(IN THOUSANDS)
Federal income tax expense at 35%	$2,009	$1,320
Increase in taxes resulting from:
Other	36	75

Total income tax expense	$2,045	$1,395

5.	COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(IN THOUSANDS)
Net income	$3,694	$2,378
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	2,140	(5,339)
Amortization of pension benefit amounts	(70)	(105)

Other comprehensive income (loss) before tax	5,764	(3,066)
Income tax expense (benefit) related to securities	749	(1,868)
Income tax expense (benefit) related to pension benefit amounts	(24)	(37)

Comprehensive income (loss)	$5,039	$(1,161)

6.	BUSINESS SEGMENTS

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

THREE MONTHS ENDED MARCH 31, 2007	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$83,779	$(301)		$83,478

Premiums earned	$30,175	$(301)		$29,874
Net investment income	—	—	$5,220	5,220
Realized investment gains	—	—	166	166
Other revenue	—	—	31	31

Total revenues	30,175	(301)	5,417	35,291
Losses and loss adjustment expenses	21,266	1,680	—	22,946
Other operating expenses	6,699	(93)	—	6,606

Total expenses	27,965	1,587	—	29,552

Segment income (loss) before income taxes	$2,210	$(1,888)	$5,417	$5,739

Segment assets	$75,941	$65,153	$594,512	$735,606

THREE MONTHS ENDED MARCH 31, 2006	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written	$88,626	$497		$89,123

Premiums earned	$31,132	$498		$31,630
Net investment income	—	—	$5,013	5,013
Realized investment loss	—	—	(111)	(111)
Other revenue	—	—	53	53

Total revenues	31,132	498	4,955	36,585
Losses and loss adjustment expenses	22,105	3,100	—	25,205
Other operating expenses	6,896	154	557	7,607

Total expenses	29,001	3,254	557	32,812

Segment income (loss) before income taxes	$2,131	$(2,756)	$4,398	$3,773

Segment assets	$101,511	$41,597	$598,063	$741,171

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

Highlands Insurance Group Contingent Liability

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver, through a Special Deputy Receiver (“SDR”) continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At March 31, 2007, Highlands had established case loss reserves of $3.5 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported (“IBNR”) losses are $2.7 million, for a total loss and loss adjustment expenses (“LAE”) reserve of $6.2 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The court order appointing the Receiver for Highlands expressly provided that it did not constitute a finding of insolvency. On July 24, 2006, the SDR filed an Application for Approval of a Rehabilitation Plan with the Texas Court. Under the Plan, if approved, the SDR would continue to pay allowed policy claims (including those under the subject policies), and then to pay other claims with any remaining funds. The Plan requires policyholders and others to submit claims in the proceeding and envisions claims would be resolved and paid over a number of years. As long as the Rehabilitation Proceeding is in effect, there would be no liquidation of Highlands and, therefore, no obligation on the part of the Company under the subject policies. The Plan is subject to approval of the Texas Court. Certain creditors filed objections to aspects of the Plan and, in some cases, to the Plan in its entirety. On April 18, 2007 the Receiver Special Master appointed by the Court to review the Rehabilitation Plan, recommended against approval of the plan. The Receiver for Highlands, as well as others, filed objections to the Special Master’s conclusions and requested a trial de novo. The Court has the authority to confirm, modify, correct, or reject the Rehabilitation Plan or send it back for reconsideration. No Court date has been set, as of yet, to hear these objections and it would appear resolution of these issues may take several months. Until resolution on the issues is reached Highlands continues to pay and settle claims as the Receivership remains in place. If a Rehabilitation Plan ultimately is not approved, Highlands could be placed in liquidation.

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility guarantee the payment of loss reserves assumed under certain reinsurance contracts. As of March 31, 2007, letter of credit issuance under the facility was approximately $16.9 million. Securities of $18.6 million are pledged as collateral under the facility.

8.	STOCK-BASED COMPENSATION

At March 31, 2007, the Company maintains a stock-based compensation plan, the 2003 Amended and Restated Equity participation Plan of SCPIE Holdings, Inc. (the Plan) which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARS) to key employees of the Company.

The compensation cost that has been charged against income for this plan was $130,000 and $197,000 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively. The income tax benefit recognized in the income statement for share-based compensation was $46,000 and $69,000 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively.

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

Option activity as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	794,100	$13.28	5.38	$10,560,604
Granted	—
Exercised	4,000	$16.70
Cancelled or Expired

Outstanding at March 31, 2007	790,100	$13.27	5.14	$7,960,230

Exercisable at March 31, 2007	765,095	$13.33	5.04	$7,674,173

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all options been exercised on March 31, 2007.

9.	ADOPTION OF ACCOUNTING PRINCIPLES

New accounting pronouncements that we have adopted or will adopt in the near future are as follows:

SFAS 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to adopt SFAS 157 on January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As permitted by FIN 48, the Company also adopted a policy of classifying interest and penalties related to income taxes as elements of income tax expense in the consolidated financial statements. The effect of this adoption on January 1, 2007, resulted in a $227,000 decrease to retained earnings. Adoption of FIN 48 had no impact on net income in the three months ended March 31, 2007.

In general, the Company is not subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2003.

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” – In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We plan to adopt SFAS 159 on January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

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

The actions taken by the Company have significantly reduced capital requirements related to written premium to surplus ratios in both the A.M. Best and NAIC capital adequacy models. On November 3, 2006 A.M. Best raised its financial strength rating of the Company’s insurance subsidiaries to B+ (Good) from B (Fair). A.M. Best assigns a B+ rating to companies that have, in its opinion, a good ability to meet their ongoing obligations to policyholders. The outlook for this rating is stable. As the Company settles and pays claims related to its non-core businesses, the capital adequacy position of the Company should continue to improve.

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

The Company had a growing volume of assumed reinsurance business between 1999 and 2002. Assumed reinsurance is a line of business with inherent volatility. Ultimate loss experience for the assumed reinsurance operation is based primarily on reports received by the Company from the underlying ceding insurers. Many losses take several years to be reported through the system. The Company relies heavily on the ceding entity’s estimates of ultimate incurred losses. These reported ultimate incurred losses, along with independent or internal actuarial reports, are reviewed by the Company’s internal actuarial staff to determine their reasonableness. In other cases, the Company relies on its own internal estimates determined primarily by experience to date, individual knowledge of the specific reinsurance contract, industry experience and other actuarial techniques to determine reserve requirements.

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

Summary of Net Loss and LAE Reserves

	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
March 31, 2007
Direct Healthcare
Core	71,184	217,260	288,444	10,067	278,377
Non-Core	19,409	13,837	33,246	1,251	31,995

	90,593	231,097	321,690	11,318	310,372
Assumed Reinsurance	58,310	26,806	85,116	28,921	56,195

	148,903	257,903	406,806	40,239	366,567

December 31, 2006
Direct Healthcare
Core	70,869	213,018	283,887	9,758	274,129
Non-Core	23,408	15,778	39,186	1,532	37,654

	94,277	228,796	323,073	11,290	311,783
Assumed Reinsurance	56,151	26,224	82,375	26,934	55,441

	150,428	255,020	405,448	38,224	367,224

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

Reserve Sensitivity

The primary factor affecting the adequacy of reserve estimates in the core direct healthcare area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. At March 31, 2007 reserve levels, a 1% change in pure loss costs trend produces a change in prior reserves of approximately $4.1 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 95% of core reserves.

In the non-core direct healthcare area, the adequacy of reserves is primarily dependent upon achieving fair settlements with the injured parties and reasonable litigation results. As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for Bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. The current average reserve (including Bulk and IBNR reserves) is approximately $283,000 per outstanding case. If the average settlement ultimately achieved is different by $12,000 for the current average reserve, the ultimate reserves will be affected by approximately $1.4 million.

The sensitivity of the Company’s reserves for Assumed Reinsurance is impacted primarily by three factors: the accuracy of internal and independent actuarial reviews of particular contracts; timely reporting of losses through the worldwide reinsurance system; and the ultimate severity of large excess of loss claims. As time passes, the ability of the underlying insureds to accurately reserve the large excess of loss type cases should improve. However, since the reporting of losses through the worldwide reinsurance market is often slow and is dependent upon the reporting by the ceding companies, the adequacy of these reserves has a potential for volatility and no assurances can be given that further adverse development will not occur.

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

Income Taxes

At March 31, 2007, the Company had $42.1 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $22.4 million for a net operating loss carryforward that will expire in 2022. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the deferred income tax assets will be realized through its future earnings. As a result, the Company has not recorded a valuation allowance. The Company’s core operations have historically been profitable on both a GAAP and tax basis. The losses incurred in 2001 to 2004 have been primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has remained strong and improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company believes it will generate sufficient taxable income in future periods to utilize the net operating loss carryforward.

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

Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this quarterly report on Form 10-Q are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, continued solvency of the Company’s reinsurers, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the importance of brokerage business to the Company’s growth, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Critical Accounting Policies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Direct Healthcare Liability Insurance Segment

The Company underwrites professional and related liability policy coverages for physicians (including oral and maxillofacial surgeons), physician medical groups and clinics, hospitals, dentists, managed care organizations and other providers in the healthcare industry. As a result of the Company’s withdrawal from certain segments of the healthcare industry, premiums earned are primarily California and Delaware physician based business. Non-core business related to physician and dental programs formerly conducted for the Company primarily in states outside California and Delaware by a national independent insurance agency, other state non-standard physician programs and hospital programs including those in California have been in run-off since 2004.

The following table summarizes the core business underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

THREE MONTHS ENDED	MARCH 31, 2007	MARCH 31, 2006
Premiums written	$83,779	$88,626

Premiums earned	$30,175	$31,132
Losses and LAE incurred	21,266	22,105
Underwriting expenses	6,699	6,896

Underwriting gain	$2,210	$2,131

Loss ratio	70.5%	71.0%
Expense ratio	22.2%	22.2%
Combined ratio	92.7%	93.2%

Core Business

Premiums written were $83.8 million and premiums earned were $30.2 million in the first quarter 2007; compared to $88.6 million and $31.1 million in the first quarter 2006. Premiums written and earned decreased primarily due to lower premiums from loss-related groups as a result of improved claim frequency and a decline in policies in-force of 1.0%.

The loss ratio (losses and LAE related to premiums earned) for the first quarter 2007 was 70.5% compared to 71.0% in the first quarter 2006. The decrease in the loss ratio is due primarily to a continued improved trend in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) remained flat at 22.2% in the first quarter 2007 and in the first quarter 2006.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $32.0 as of March 31, 2007 from $37.7 million at December 31, 2006 and the number of open claims decreased to 113 from 136 for the same period. No change in prior reserve estimates was required in the first quarter ended March 31, 2007.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED MARCH 31,	2007	2006
Premiums written	$(301)	$497

Premiums earned	$(301)	$498
Underwriting expenses
Losses	1,680	3,100
Underwriting and other operating expenses	(93)	154

Underwriting loss	$(1,888)	$(2,756)

The earned premium in 2007 and 2006 is primarily due to residual premiums and adjustments reported by cedants on various contracts.

The underwriting loss in the first quarter 2007 is primarily related to an adverse arbitration award and upward developments on a few contracts. The loss in 2006 related to increased reserves for contracts involving bail and immigration bonds.

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

Other Operations

Net investment income increased 4.1% to $5.2 million for the first quarter 2007 from $5.0 million in 2006. Investment income reflects a slight increase in overall investment assets. The average rate of return on invested assets was 3.9% and 3.8% for the first quarters 2007 and 2006, respectively.

Net realized investment gain of $166,000 was recorded for the first quarter 2007 versus net realized investment losses of $111,000 for the first quarter 2006.

Included in Underwriting and Other Operating Expenses for 2006 were costs of $557,000 related to a proxy challenge against the Company’s slate of director nominees for 2006.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2007, the Company had positive cash flow from operations of $369,000 compared to a positive cash flow of $5.7 million in 2006. The positive cash flow in 2006 is primarily related to a significant reduction in claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $156.6 million or 29.0% of invested assets, at March 31, 2007. The Company believes that all of its short-term and fixed maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $2.0 million at March 31, 2007. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2007 without prior regulatory approval is approximately $22.4 million. As of March 31, 2007, no dividends had been paid to SCPIE Holdings.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of March 31, 2007, SCPIE Holdings held cash and short-term securities of $5.2 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

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

As of March 31, 2007, the Company’s statutory surplus was approximately $167.7 million. The principal differences between statutory surplus and stockholders’ equity is the effect of the treatments of deferred policyholder acquisition costs and the deferred federal income tax asset. The Company believes its statutory surplus will increase over time and provide a basis for improved ratings from A.M. Best.

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

The Company invests its assets primarily in fixed maturity securities, which at March 31, 2007 comprised 70.6% of total investments at market value. Corporate bonds represent 37.9% and U.S. government bonds represent 45.7% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for less than 1.0% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at March 31, 2007 was 2.3 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At March 31, 2007, the carrying value of the investment portfolio included $5.1 million in net unrealized losses. At December 31, 2006, the investment portfolio included $7.3 million in net unrealized losses.

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

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bail and Immigration Bond Proceedings

The Company’s Insurance Subsidiary, AHI, was a party to reinsurance agreements with Highlands Insurance Company, now in Receivership (Highlands), Sirius America Insurance Company (Sirius) and Aegis Security Insurance Company (Aegis), each of which acted as a primary insurer for various periods under bail and immigration bond programs administered and guaranteed by Capital Bonding Corporation (CBC), as managing general agent. As part of these programs, the primary insurers (through CBC) issued bail bonds in a number of states and also issued federal immigration bonds. AHI participated as a reinsurer of these programs during 2001 and 2002. The Company’s reinsurance participation was 20% of the bond losses during 2001 and 25% during 2002. The Company’s share of the losses under these treaties was substantially reinsured with Rosemont Re during 2002 and to a lesser extent during 2001.

During 2004, CBC failed and a large number of bond losses emerged for 2000 and subsequent years. There were a number of disputes between the primary insurers and reinsurers in the CBC program. AHI has been engaged in arbitration proceedings with each of the primary insurers to resolve these disputes. The Sirius, Highlands and Aegis proceedings were instituted on June 13, 2005, August 31, 2005 and December 7, 2005, respectively. The Company’s arbitration proceeding with Aegis was concluded and the Company has commuted any future LAE and bail bond losses with Aegis. The Company paid to Aegis a total amount slightly in excess of the amount reserved for this agreement at December 31, 2005. The arbitration hearing with Sirius was concluded on April 12, 2007. As a result of the arbiter’s rulings in the Sirius proceeding, the company recorded additional net losses and expenses of approximately $840,000. The Highlands arbitration proceeding is still in its early stages.

The Company has recorded in the financial statements its best reserve estimate of $3.4 million to cover the ultimate net liability under the Sirius and Highlands reinsurance agreements. Highlands has provided claim information to the Company only with respect to alleged losses during 2001 and 2002 under bail bonds issued in the State of New Jersey. In December 2006, Highlands announced that it had entered into a settlement of the federal immigration bonds written from 2000 to May, 2002, when it ceased writing these bonds. Highlands has indicated in filings that it has additional exposure under bail bonds issued in states other than New Jersey. Highlands has not provided sufficient information to measurably quantify certain of these additional losses or allocate such losses among the 2001 and 2002 years in which AHI participated and the 2000 year in which the Company did not participate. Given the uncertainties of these actual and prospective bail bond and other claims, future loss development on the CBC program could be materially greater than the reserves estimated by the Company at March 31, 2007. The Company intends to vigorously contest the claims of Highlands.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, under the caption “Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith.

NUMBER	DOCUMENT
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: May 8, 2007	By:	/s/ Donald J. Zuk
Donald J. Zuk President and Chief Executive Officer

Date: May 8, 2007	By:	/s/ Robert B. Tschudy
Robert B. Tschudy Senior Vice President and Chief Financial Officer