Form 10-Q
period 2007-06-30
SCPIE HOLDINGS INC
filed 2007-08-09
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Preferred stock, par value $1.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	10,075,333 shares, including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of Registrant.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2007 - $353,633; 2006 - $397,553)	$345,263	$389,954
Equity investments, at fair value (cost 2007 - $1,604; 2006 - $1,723)	1,972	2,034

Total securities available-for-sale	347,235	391,988
Cash and cash equivalents	184,585	145,815

Total investments and cash and cash equivalents	531,820	537,803
Accrued investment income	5,235	5,330
Premiums receivable	41,712	18,697
Assumed reinsurance receivable	20,456	17,089
Reinsurance recoverable	45,230	45,564
Deferred policy acquisition costs	9,437	7,351
Deferred federal income taxes	41,352	44,661
Property and equipment, net	1,321	1,733
Other assets	5,893	7,281

Total assets	$702,456	$685,509

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$397,503	$405,448
Unearned premiums	69,681	41,815

Total reserves	467,184	447,263
Amounts held for reinsurance	3,311	13,317
Other liabilities	17,754	18,285

Total liabilities	488,249	478,865
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2007 – 9,575,333 shares outstanding 2006 – 9,553,906 shares outstanding	1	1
Additional paid-in capital	37,127	37,127
Retained earnings	279,120	271,925
Treasury stock, at cost 2007 – 2,716,758 shares and 2006 – 2,738,185 shares	(94,611)	(95,278)
Subscription notes receivable	(1,569)	(1,849)
Accumulated other comprehensive loss	(5,861)	(5,282)

Total stockholders’ equity	214,207	206,644

Total liabilities and stockholders’ equity	$702,456	$685,509

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$59,711	$63,082	$29,837	$31,452
Net investment income	10,769	10,211	5,549	5,198
Realized investment gains (losses)	116	(164)	(50)	(53)
Other revenue	194	59	163	6

Total revenues	70,790	73,188	35,499	36,603
Expenses:
Losses and loss adjustment expenses	46,203	50,906	23,257	25,701
Underwriting and other operating expenses	13,280	14,737	6,674	7,130

Total expenses	59,483	65,643	29,931	32,831
Income before income taxes	11,307	7,545	5,568	3,772
Income tax expense	3,885	2,531	1,840	1,136

Net income	$7,422	$5,014	$3,728	$2,636

Basic earnings per share	$0.78	$0.53	$0.39	$0.28
Diluted earnings per share	$0.77	$0.52	$0.38	$0.27
Cash dividend declared and paid per share of common stock	$—	$—	$—	$—

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2007	$1	$37,127	$271,925	$(95,278)	$(1,849)	$(5,282)	$206,644
Adoption of accounting principle, net of applicable income tax benefit of $123	—	—	(227)	—	—	—	(227)
Net income	—	—	7,422	—	—	—	7,422
Unrealized losses on securities, net of reclassification adjustments of $-0- for gains included in net appreciation, net of applicable income tax benefit of $250	—	—	—	—	—	(466)	(466)
Unrealized foreign currency gain						24	24
Amortization of pension benefit amounts, net of applicable income tax benefit of $73	—	—	—	—	—	(137)	(137)

Comprehensive income							6,843
Stock subscription notes repaid	—	—	—	—	280	—	280
Treasury stock reissued	—	—	—	667	—	—	667

BALANCE AT JUNE 30, 2007	$1	$37,127	$279,120	$(94,611)	$(1,569)	$(5,861)	$214,207

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCK- HOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2006	$1	$37,127	$259,645	$(97,063)	$(2,649)	$(6,268)	$190,793
Net income	—	—	5,014	—	—	—	5,014
Unrealized losses on securities, net of applicable income tax benefit of $2,855	—	—	—	—	—	(5,302)	(5,302)
Change in minimum pension liability, net of applicable income tax benefit of $74	—	—	—	—	—	(136)	(136)
Unrealized foreign currency gain						181	181

Comprehensive loss							(243)
Stock subscription notes repaid	—	—	—	—	22	—	22
Treasury stock reissued	—	—	—	742	—	—	742

BALANCE AT JUNE 30, 2006	$1	$37,127	$264,659	$(96,321)	$(2,627)	$(11,525)	$191,314

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

For The Six Months Ended June 30,	2007	2006
OPERATING ACTIVITIES
Net income	$7,422	$5,014
Adjustments to reconcile net income to net cash provided/used in operating activities:
Provisions for amortization and depreciation	1,770	2,663
Provision for deferred federal income taxes	3,885	2,531
Realized investment (gains)/losses	(116)	164
Changes in operating assets and liabilities:
Deferred acquisition costs	(2,086)	(2,315)
Accrued investment income	95	27
Unearned premiums	27,866	29,482
Loss and loss adjustment expense reserves	(7,945)	(8,919)
Reinsurance recoverable	334	4,733
Amounts held for reinsurance	(10,006)	(4,818)
Other liabilities	(531)	2,608
Premium receivable	(26,382)	(32,945)
Other assets	1,327	455

Net cash used in operating activities	(4,367)	(1,320)
INVESTING ACTIVITIES
Purchases—fixed maturities	—	(10,777)
Sales—fixed maturities	1,481	12,085
Maturities—fixed maturities	40,728	22,494
Purchase of furniture and equipment, net	(19)	(77)

Net cash provided by investing activities	42,190	23,725
FINANCING ACTIVITIES
Reissuance of treasury shares	667	742
Repayment of stock subscriptions	280	22

Net cash provided by financing activities	947	764

Increase in cash and cash equivalents	38,770	23,169
Cash and cash equivalents at beginning of period	145,815	68,783

Cash and cash equivalents at end of period	$184,585	$91,952

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2007

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K/A for the year ended December 31, 2006.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
Net income	$7,422	$5,014	$3,728	$2,636

Numerator for:
Basic earnings per share of common stock	7,422	5,014	3,728	2,636
Diluted earnings per share of common stock	7,422	5,014	3,728	2,636

Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,558	9,504	9,561	9,490

Effect of dilutive securities:
Stock options	135	115	135	115

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,693	9,619	9,696	9,605
Basic earnings per share of common stock	$0.78	$0.53	$0.39	$0.28
Diluted earnings per share of common stock	$0.77	$0.52	$0.38	$0.27

3. INVESTMENTS

The Company’s investments in available-for-sale securities at June 30, 2007 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2007
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$171,004	$67	$3,479	$167,592
Mortgage-backed and asset-backed	44,019	18	555	43,482
Corporate	138,610	33	4,454	134,189

Total fixed-maturity securities	353,633	118	8,488	345,263
Common stocks	1,604	368	—	1,972

Total	$355,237	$486	$8,488	$347,235

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2006
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$176,032	$224	$2,936	$173,320
Mortgage-backed and asset-backed	69,963	40	1,028	68,975
Corporate	151,558	83	3,982	147,659

Total fixed-maturity securities	397,553	347	7,946	389,954
Common stocks	1,723	311	—	2,034

Total	$399,276	$658	$7,946	$391,988

The Company held 102 investment positions with unrealized losses as of June 30, 2007. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 91 securities that were in an unrealized loss position for 12 months or more at June 30, 2007.

	Less Than 12 Months		12 Months Or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in Thousands)
June 30, 2007
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$233	$35,222	$3,246	$122,052	$3,479	$157,274
Mortgage-backed and asset-backed	93	8,249	462	34,787	555	43,036
Corporate	104	9,927	4,350	121,265	4,454	131,192

Total fixed maturity securities	$430	$53,398	$8,058	$278,104	$8,488	$331,502

The Company has the ability and intent to hold securities with unrealized losses until they recover their value, and believes all such securities’ declines in fair value are temporary. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

4. FEDERAL INCOME TAXES

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Federal income tax expense at 35%	$3,957	$2,641	$1,948	$1,321
Increase (decrease) in taxes resulting from:
State franchise tax and other	(92)	—	(92)	—
Foreign and miscellaneous	20	(110)	(16)	(185)

Total income tax expense	$3,885	$2,531	$1,840	$1,136

5. COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Net income	$7,422	$5,014	$3,728	$2,636
Other comprehensive income (loss) before tax:
Unrealized losses on securities	(716)	(8,157)	(2,856)	(2,818)
Unrealized foreign currency gains	24	181	24	181
Amortization of pension benefit amounts	(210)	(210)	(140)	(105)

Other comprehensive income (loss) before tax	6,520	(3,172)	756	(106)
Income tax benefit related to securities	(250)	(2,855)	(999)	(987)
Income tax benefit related to pension liability	(73)	(74)	(49)	(37)

Comprehensive income (loss)	$6,843	$(243)	$1,804	$918

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

For The Six Months Ended June 30, 2007	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
Premiums written	$87,797	$(220)	—	$87,577

Premiums earned	$59,931	$(220)		$59,711
Net investment income	—	—	$10,769	10,769
Realized investment gains	—	—	116	116
Other revenue	—	—	194	194

Total revenues	59,931	(220)	11,079	70,790
Losses and loss adjustment expenses	41,837	4,366	—	46,203
Other operating expenses	13,140	140	—	13,280

Total expenses	54,977	4,506	—	59,483

Segment income (loss) before income taxes	$4,954	$(4,726)	$11,079	$11,307

Segment assets	$52,057	$64,778	$585,621	$702,456

For The Six Months Ended June 30, 2006	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
Premiums written	$92,054	$510		$92,564

Premiums earned	$62,572	$510		$63,082
Net investment income	—	—	$10,211	10,211
Realized investment losses	—	—	(164)	(164)
Other revenue	—	—	59	59

Total revenues	62,572	510	10,106	73,188
Losses and loss adjustment expenses	44,404	6,502	—	50,906
Other operating expenses (benefit)	13,263	(92)	1,566	14,737

Total expenses	57,667	6,410	1,566	65,643

Segment income (loss) before income taxes	$4,905	$(5,900)	$8,540	$7,545

Segment assets	$55,970	$63,392	$586,476	$705,838

For The Three Months Ended June 30, 2007	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
Premiums written	$4,018	$81		$4,099

Premiums earned	$29,756	$81		$29,837
Net investment income	—	—	$5,549	5,549
Realized investment losses	—	—	(50)	(50)
Other revenue	—	—	163	163

Total revenues	29,756	81	5,662	35,499
Losses and loss adjustment expenses	20,571	2,686	—	23,257
Other operating expenses	6,441	233	—	6,674

Total expenses	27,012	2,919	—	29,931

Segment income (loss) before income taxes	$2,744	$(2,838)	$5,662	$5,568

Segment assets	$52,057	$64,778	$585,621	$702,456

For The Three Months Ended June 30, 2006	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
Premiums written	$3,428	$13		$3,441

Premiums earned	$31,440	$12		$31,452
Net investment income	—	—	$5,198	5,198
Realized investment losses	—	—	(53)	(53)
Other revenue	—	—	6	6

Total revenues	31,440	12	5,151	36,603
Losses and loss adjustment expenses	22,299	3,402	—	25,701
Other operating expenses (benefit)	6,367	(246)	1,009	7,130

Total expenses	28,666	3,156	1,009	32,831

Segment income (loss) before income taxes	$2,774	$(3,144)	$4,142	$3,772

Segment assets	$55,970	$63,392	$586,476	$705,838

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

Highlands Insurance Group Contingent Liability

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver, through a Special Deputy Receiver (“SDR”) continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At June 30, 2007, Highlands had established case loss reserves of $3.0 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported (“IBNR”) losses are $2.7 million, for a total loss and loss adjustment expenses (“LAE”) reserve of $5.7 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The court order appointing the Receiver for Highlands expressly provided that it did not constitute a finding of insolvency. On July 24, 2006, the SDR filed an Application for Approval of a Rehabilitation Plan with the Texas Court. Under the Plan, the SDR would continue to pay allowed policy claims (including those under the subject policies) and then pay other claims with any remaining funds. The Plan requires policyholders and others to submit claims in the proceeding and envisions claims would be resolved and paid over a number of years. As long as the Rehabilitation Proceeding is in effect, there would be no liquidation of Highlands and, therefore, no obligation on the part of the Company under the subject policies. The Plan is subject to approval of the Texas Court. Certain creditors filed objections to aspects of the Plan and, in some cases, to the Plan in its entirety. On April 18, 2007 the Receiver Special Master appointed by the Court to review the Rehabilitation Plan, recommended against approval of the plan. The Receiver for Highlands, as well as others, filed objections to the Special Master’s conclusions and requested a trial de novo. The Court granted the request and the trial is set for October 8, 2007. The Court has the authority to confirm, modify, correct, or reject the Rehabilitation Plan or send it back for reconsideration. Highlands continues to pay and settle claims as the Receivership remains in place. If a Rehabilitation Plan ultimately is not approved, Highlands could be placed in liquidation.

Letters of Credit

The Company has a letter of credit facility in the amount of $50 million with Barclays Bank PLC. Letters of credit issued under the facility guarantee the payment of loss reserves assumed under certain reinsurance contracts. As of June 30, 2007, letter of credit issuance under the facility was approximately $16.9 million. Securities of $18.6 million are pledged as collateral under the facility. Effective July 18, 2007, the Company established a letter of credit facility in the amount of $25 million with Union Bank of California.

8. STOCK-BASED COMPENSATION

At June 30, 2007, the Company maintains a stock-based compensation plan, the 2003 Amended and Restated Equity participation Plan of SCPIE Holdings Inc. (the Plan) which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARS) to key employees of the Company.

The compensation cost that has been charged against income for this plan was $298,000 and $141,000 for the six month periods ended June 30, 2007 and June 30, 2006, respectively. The income tax benefit recognized in the income statement for share-based compensation was $104,000 and $49,000 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.

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

The Company adopted SFAS 123(R) using the modified-prospective transition method. Under the modified-prospective transition method, prior periods are not restated. However, for awards granted prior to the date of adoption that are unvested on the adoption date, compensation cost is recognized prospectively. In periods after adoption, compensation cost is recognized over the remaining service period related to the award, based on amounts previously reported in the pro forma disclosures required under SFAS 123. Compensation cost is also recognized for awards granted after the effective adoption date based on the grant-date fair value of the award, calculated and recognized under the measurement provisions of SFAS 123(R).

Option activity as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	794,100	$13.28	5.38	$10,560,604
Granted	—
Exercised	19,000	$16.70
Cancelled or Expired	7,000	$33.04

Outstanding at June 30, 2007	768,100	$13.02	4.92	$9,999,740

Exercisable at June 30, 2007	756,431	$13.01	4.88	$9,436,528

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had such options been exercised on that date.

9. ADOPTION OF ACCOUNTING PRINCIPLES

New accounting pronouncements that we have adopted or will adopt in the near future are as follows:

SFAS 157, “Fair Value Measurements”—In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to adopt SFAS 157 on January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As permitted by FIN 48, the Company also adopted a policy of classifying interest and penalties related to income taxes as elements of income tax expense in the consolidated financial statements. The effect of this adoption on January 1, 2007, resulted in a $227,000 decrease to retained earnings.

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”—In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We plan to adopt SFAS 159 on January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

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

The actions taken by the Company have significantly reduced capital requirements related to written premium to surplus ratios in both the A.M. Best and NAIC capital adequacy models. In November 2006, A.M. Best raised its financial strength rating of the Company’s insurance subsidiaries to B+ (Good) from B (Fair). A.M. Best assigns a B+ rating to companies that have, in its opinion, a good ability to meet their ongoing obligations to policyholders. The outlook for this rating is stable. As the Company settles and pays claims related to its non-core businesses, the capital adequacy position of the Company should continue to improve.

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

Summary of Net Loss and LAE Reserves

(IN THOUSANDS)

	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
June 30, 2007
Direct Healthcare
Core	65,428	225,631	291,059	9,206	281,853
Non-Core	16,561	13,146	29,707	1,155	28,552

	81,989	238,777	320,766	10,361	310,405
Assumed Reinsurance	48,890	27,847	76,737	27,702	49,035

Total Reserves	130,879	266,624	397,503	38,063	359,440

December 31, 2006
Direct Healthcare
Core	70,869	213,018	283,887	9,758	274,129
Non-Core	23,408	15,778	39,186	1,532	37,654

	94,277	228,796	323,073	11,290	311,783
Assumed Reinsurance	56,151	26,224	82,375	26,934	55,441

Total Reserves	150,428	255,020	405,448	38,224	367,224

For most, if not all medical malpractice and other long-tail liability lines of business, Bulk and IBNR reserves (which include loss adjustment expense reserves not allocated to specific cases) are the mathematical result of subtracting tabular case reserves from projected ultimate losses derived by the actuarial process. Bulk and IBNR reserves in the case of medical malpractice insurance written on a claims-made reporting policy do not generally represent late reported claims but rather expected upward case reserve movement which will be recognized as additional information develops on individual cases. The relationship between Bulk and IBNR reserves and case reserves can be significantly different between lines of insurance as well as between individual companies. These differences may result from the length of time required to adequately investigate and evaluate individual cases, a company’s individual case reserving philosophy or other reasons.

Reserve Sensitivity

The primary factor affecting the adequacy of reserve estimates in the core direct healthcare area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. At June 30, 2007 reserve levels, a 1% change in pure loss costs trend produces a change in prior reserves of approximately $4.1 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 95% of core reserves.

In the non-core direct healthcare area, the adequacy of reserves is primarily dependent upon achieving fair settlements with the injured parties and reasonable litigation results. As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for Bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. The current average reserve (including Bulk and IBNR reserves) is approximately $286,000 per outstanding case. If the average settlement ultimately achieved is different by $12,000 for the current average reserve, the ultimate reserves will be affected by approximately $1.2 million.

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

Income Taxes

At June 30, 2007, the Company had $41.4 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $16.2 million for a net operating loss carryforward that will begin to expire in 2023. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

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

Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this quarterly report on Form 10-Q are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, continued solvency of the Company’s reinsurers, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the importance of brokerage business to the Company’s growth, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Critical Accounting Policies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

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

The following table summarizes the core business underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

For The Six Months Ended June 30,	2007	2006
Premiums written	$87,797	$92,054

Premiums earned	$59,931	$62,572
Underwriting expenses
Losses and LAE incurred	41,837	44,404
Underwriting and other operating expenses	13,140	13,263

Underwriting gain	$4,954	$4,905

Loss ratio	69.8%	71.0%
Expense ratio	21.9%	21.2%
Combined ratio	91.7%	92.2%

Net reserves held	$281,853	$264,431

Core Business

Premiums written were $87.8 million and premiums earned were $59.9 million in the first half of 2007; compared to $92.1 million and $62.6 million in the first half of 2006. Premiums written and earned decreased primarily due to lower premiums from loss-rated groups as a result of improved claim frequency and a decline in policies in-force of 1.0%.

The loss ratio (losses and LAE related to premiums earned) for the first half of 2007 was 69.8% compared to 71.0% in the first half of 2006. The decrease in the loss ratio is due primarily to a continued improved trend in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) increased to 21.9% in the first half of 2007 from 21.2% in the first half of 2006. The increase in the expense ratio is primarily attributable to the decline in earned premium.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $28.6 million as of June 30, 2007 from $37.7 million at December 31, 2006 and the number of open claims decreased to 100 from 136 for the same period. No change in prior reserve estimates was required in the six-month period ended June 30, 2007.

Assumed Reinsurance Segment

Assumed reinsurance is in run-off and represents a portfolio of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages. The Company from time to time may commute certain of its assumed reinsurance contracts to finally settle all obligations under such contracts. In some cases, the commutation settlement amount may exceed the amount reserved by the Company for the related assumed reinsurance.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
For The Six Months Ended June 30,	2007	2006
Premiums written	$(220)	$510

Premiums earned	$(220)	$510
Underwriting expenses
Losses and LAE incurred	4,366	6,502
Underwriting and other operating expenses	140	(92)

Underwriting loss	$(4,726)	$(5,900)

Net reserves held (including retrospective reserves ceded of $6,259 and $6,684 respectively)	$42,776	$57,701

The earned premium in 2007 and 2006 is primarily from premium adjustments related to old underwriting years.

The underwriting loss in the six months ended June 30, 2007 is primarily related to an adverse arbitration award, commutation settlements in excess of reserve valuations and upward developments on a few contracts. The loss in 2006 related primarily to case and IBNR valuations for Lloyd’s excess property and casualty programs.

The Rosemont Re reinsurance treaty entered into in December 2002 effectively ceded a significant portion of assumed reinsurance losses occurring after June 30, 2002, for the business written for underwriting years 2001 and 2002 by the Company. The treaty has no limitations on loss recoveries and includes a profit-sharing provision should the combined ratios calculated on the base premium ceded be below 100%.

As of June 30, 2007, the Company has ceded $32.8 million of assumed reinsurance reserves, including IBNR, to Rosemont Re. In accordance with the Rosemont Re reinsurance treaty, a trust is maintained for the benefit of the Company. The agreement requires the trust to have a minimum balance equal to 102% of loss reserves ceded under the treaty. The Trust was in compliance with this funding provision as of June 30, 2007. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts. Rosemont Re, due to significant losses related to Hurricanes Katrina, Rita and Wilma, is in voluntary run-off and will be liquidated. As of December 31, 2006, Rosemont Re had $64.2 million in regulatory surplus.

Other Operations

Net investment income increased 5.5% to $10.8 million for the six months ended June 30, 2007 from $10.2 million for the six months ended June 30, 2006. The increase in investment income reflects an increase in the average annual rate of return on invested assets from 3.9% to 4.0% for the six months ended June 30, 2006 and June 30, 2007, respectively, partially offset by a decline in average fixed maturity investments. The decline in invested assets was the result of claim payments related to the run-off of the non-core healthcare liability and assumed reinsurance businesses.

Included in Underwriting and Other Operating Expenses for 2006 were cost of $1.6 million related to a proxy challenge against the Company’s slate of director nominees for 2006.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Direct Healthcare Liability Insurance Segment

The following table summarizes the core business underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

For The Three Months Ended June 30,	2007	2006
Premiums written	$4,018	$3,428

Premiums earned	$29,756	$31,440
Underwriting expenses
Losses and LAE incurred	20,571	22,299
Underwriting and other operating expenses	6,441	6,367

Underwriting gain	$2,744	$2,774

Loss ratio	69.1%	70.9%
Expense ratio	21.6%	20.3%
Combined ratio	90.7%	91.2%

Net reserves held	$281,853	$264,431

Core Business

Premiums written were $4.0 million and premiums earned were $29.8 million in the three months ended June 30, 2007; compared to $3.4 million and $31.4 million in the three months ended June 30, 2006. Premiums earned decreased primarily due to a small decline in policies in-force and decreased premium from loss-rated groups as loss experience has improved.

The loss ratio (losses and LAE related to premiums earned) for the second quarter 2007 was 69.1% compared to 70.9% in the second quarter 2006. The decrease in the loss ratio is due primarily to lower loss estimates for 2007, principally due to a decline in claim frequency.

The underwriting expense ratio (expenses related to premiums earned) increased to 21.6% in the second quarter 2007 from 20.3% in the second quarter 2006. The increase in the expense ratio is primarily attributable to the decline in earned premium.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $28.6 million as of June 30, 2007 from $32.0 million at March 31, 2007 and the number of open claims decreased to 100 from 113 for the same period.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
For The Three Months Ended June 30,	2007	2006
Premiums written	$81	$13

Premiums earned	$81	$12
Underwriting expenses
Losses and LAE incurred	2,686	3,402
Underwriting and other operating expenses	233	(246)

Underwriting loss	$(2,838)	$(3,144)

Net reserves held (including retrospective reserves ceded of $6,259 and $6,684 respectively)	$42,776	$57,701

The earned premium in 2007 and 2006 is primarily due to residual premiums and adjustments reported by cedants on various contracts.

The underwriting losses for the three months ended June 30, 2007 and 2006 are primarily related to increases in reserve estimates for a small number of contracts, and commutation settlements in excess of reserve valuations.

Other Operations

Net investment income increased 6.7% to $5.5 million for the second quarter 2007 from $5.2 million in the second quarter 2006. Investment income reflects a slight increase in overall investment assets. The average rate of return on invested assets was 4.0% and 3.9% for the second quarters 2007 and 2006, respectively.

Net realized investment loss of $50,000 was recorded for the second quarter 2007 versus net realized investment losses of $53,000 for the second quarter 2006.

Included in Underwriting and Other Operating Expenses for 2006 were cost of $1.0 million related to a proxy challenge against the Company’s slate of director nominees for 2006.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first six months of 2007, the Company had negative cash flow from operations of $4.4 million compared to a negative cash flow of $1.3 million in 2006. The negative cash flow in 2007 is primarily related to significant claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $184.6 million or 34.7% of invested assets, at June 30, 2007. The Company’s short-term securities and cash position is currently being affected by the yield curve on fixed-maturity investments, which for highly-rated securities, generally favors short-term investments. The Company has very little exposure to sub-prime mortgages, with one AAA rated position which is less than $200,000. The majority of the $43.4 million mortgage and asset-backed portfolio is credit card and auto-related securities, which are currently rated AAA. The Company believes that all of its short-term and fixed-maturity securities are readily marketable and have scheduled maturities in line with projected cash needs. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company generally invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total fair value of its investments. The fair value of the Company’s portfolio of unaffiliated equity securities was $2.0 million at June 30, 2007. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2007 without prior regulatory approval is approximately $16.4 million. As of June 30, 2007, no dividends had been paid to SCPIE Holdings.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of June 30, 2007, SCPIE Holdings held cash and short-term securities of $5.5 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position was weakened in the past by the losses in the non-core businesses. The Company’s insurance subsidiaries current rating from A.M. Best is B+ (Good), with a stable outlook. A.M. Best assigns this rating to companies that have, in its opinion, a good ability to meet their current obligations to policyholders. The Company believes that it has strengthened its capital adequacy position at December 31, 2006, under the methodology followed by A.M. Best, but does not know whether this will result in a further rating change. The NAIC has developed a different methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2006, the RBC level of insurance subsidiaries exceeded the threshold requiring the least regulatory attention. At December 31, 2006, SCPIE Indemnity’s adjusted surplus level of $164.4 million was 340% of this threshold.

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

As of June 30, 2007, the Company’s statutory surplus was approximately $175.4 million. The principal differences between statutory surplus and stockholders’ equity is the effect of the treatments of deferred policyholder acquisition costs and the deferred federal income tax asset. The Company believes its statutory surplus will increase over time and provide a basis for improved ratings from A.M. Best.

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

The Company invests its assets primarily in fixed maturity securities, which at June 30, 2007 comprised 64.9% of total investments at fair value. Corporate bonds represent 38.9% and U.S. government bonds represent 48.5% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for less than 1.0% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at June 30, 2007 was 2.3 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At June 30, 2007, the carrying value of the investment portfolio included $8.0 million in net unrealized losses. At December 31, 2006, the investment portfolio included $7.3 million in net unrealized losses.

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

PART II—OTHER INFORMATION

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

During 2004, CBC failed and a large number of bond losses emerged for 2000 and subsequent years. There were a number of disputes between the primary insurers and reinsurers in the CBC program. AHI has been engaged in arbitration proceedings with each of the primary insurers to resolve these disputes. The Sirius, Highlands and Aegis proceedings were instituted on June 13, 2005, August 31, 2005 and December 7, 2005, respectively. The Company’s arbitration proceeding with Aegis was concluded and the Company has commuted any future LAE and bail bond losses with Aegis. The Company paid to Aegis a total amount slightly in excess of the amount reserved for this agreement at December 31, 2005. The arbitration hearing with Sirius was concluded on April 12, 2007. As a result of the arbiter’s rulings in the Sirius proceeding, the company recorded additional net losses and expenses of approximately $840,000 in the first quarter of 2007. The Highlands arbitration proceeding is still in its early stages.

The Company has recorded in the financial statements its best reserve estimate of $3.4 million to cover the ultimate net liability under the Sirius and Highlands reinsurance agreements. Highlands has provided claim information to the Company only with respect to alleged losses during 2001 and 2002 under bail bonds issued in the State of New Jersey. In December 2006, Highlands announced that it had entered into a settlement of the federal immigration bonds written from 2000 to May, 2002, when it ceased writing these bonds. Highlands has indicated in filings that it has additional exposure under bail bonds issued in states other than New Jersey. Highlands has not provided sufficient information to measurably quantify certain of these additional losses or allocate such losses among the 2001 and 2002 years in which AHI participated and the 2000 year in which the Company did not participate. Given the uncertainties of these actual and prospective bail bond and other claims, future loss development on the CBC program could be greater than the reserves estimated by the Company at June 30, 2007. The Company intends to vigorously contest the claims of Highlands.

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

At the Annual Meeting of Stockholders held on May 22, 2007, the following individuals were elected to the Board of Directors for a term ending 2009: Mitchell S. Karlan, M.D., 6,005,281 votes for, 595,608 withheld authority; Jack E. McCleary, M.D. 6,006,605 votes for, 595,284 withheld authority; Wendell L. Moseley, M.D., 5,000,134 votes for, 1,600,755 withheld authority, and Joseph D. Stilwell, 6,371,045 votes for, 339,844 withheld authority.

Following the Annual Meeting, William A. Renert, M.D., Henry L. Stoutz, M.D., Ronald H. Wender, M.D., Donald J. Zuk and Marshall S. Geller continue in office as directors of the Company until the 2008 Annual Meeting of Stockholders. Kaj Ahlmann, Willis T. King, Jr. and Elizabeth A. Murphy continue in office as directors of the Company until the 2009 Annual Meeting of Stockholders.

Also, at the Annual Meeting, the stockholders ratified the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007. With respect to this selection, 6,522,231 shares voted for ratification of this selection, 32,826 shares voted against ratification, and 45,832 shares abstained.

ITEM 5.	OTHER INFORMATION

Credit Agreement with Union Bank of California, N.A.

On July 18, 2007, the Company entered into a Credit Agreement (the “UBOC Credit Agreement”) with Union Bank of California, N.A. (the “Lender”) under which the Company from time to time may request that the Lender issue standby letters of credit in support of its reinsurance programs and other obligations in the ordinary course of business. Under the UBOC Credit Agreement, the maximum amount of letters of credit available for issuance is equal to the lesser of $25 million or the total net current value of securities pledged by the Company. The Company expects to replace the letter of credit facility under its existing Credit Agreement with Barclays Bank PLC with the letter of credit facility under the UBOC Credit Agreement. The Company and the Lender concurrently entered into certain security agreements in order to perfect the Lender’s security interest in certain collateral pledged to the Lender by the Company under the UBOC Credit Agreement, consisting of treasury securities accounts maintained by the Company’s subsidiaries. The UBOC Credit Agreement matures on May 31, 2010.

The Credit Agreement contains customary representations, warranties and covenants, including but not limited to covenants requiring the Company to maintain a minimum A.M. Best Rating and limiting consolidations and mergers, acquisitions, loans and investments, transactions with affiliates, changes in the Company’s line of business, changes in the Company’s capital structure and restrictions on the payment of dividends. A copy of the Credit Agreement is filed herewith as exhibit 10.1 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The following exhibits are included herewith.

NUMBER	DOCUMENT
10.1	Credit Agreement by and among SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company, American Healthcare Specialty Insurance Company, and Union Bank of California, N.A.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPIE HOLDINGS INC.

Date: August 9, 2007	By:	/s/ Donald J. Zuk
Donald J. Zuk President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Robert B. Tschudy
Robert B. Tschudy Senior Vice President and Chief Financial Officer