Form 10-Q
period 2007-09-30
SCPIE HOLDINGS INC
filed 2007-11-08
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	10,081,333 shares, including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of Registrant.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
ASSETS	(unaudited)
Securities available-for-sale:
Fixed maturity investments, at fair value (amortized cost 2007 - $336,715; 2006 -$397,553)	$332,942	$389,954
Equity investments, at fair value (cost 2007 - $1,501; 2006 – 1,723)	1,837	2,034

Total securities available-for-sale	334,779	391,988
Cash and cash equivalents	205,964	145,815

Total investments and cash and cash equivalents	540,743	537,803
Accrued investment income	4,569	5,330
Premiums receivable, net	22,655	18,697
Assumed reinsurance receivable	20,713	17,089
Reinsurance recoverable	41,145	45,564
Deferred policy acquisition costs	8,425	7,351
Deferred federal income taxes, net	37,507	44,661
Property and equipment, net	1,142	1,733
Other assets	7,056	7,281

Total assets	$683,955	$685,509

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$386,242	$405,448
Unearned premiums	47,383	41,815

Total reserves	433,625	447,263
Amounts held for reinsurance	12,904	13,317
Other liabilities	15,938	18,285

Total liabilities	462,467	478,865
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2007 – 9,581,333- shares outstanding 2006 – 9,553,906 shares outstanding	1	1
Additional paid-in capital	36,704	37,127
Retained earnings	283,379	271,925
Treasury stock, at cost 2007 – 2,710,758 shares and 2006 – 2,738,185 shares	(94,078)	(95,278)
Subscription notes receivable	(1,569)	(1,849)
Accumulated other comprehensive loss	(2,949)	(5,282)

Total stockholders’ equity	221,488	206,644

Total liabilities and stockholders’ equity	$683,955	$685,509

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$90,020	$93,245	$30,309	$30,163
Net investment income	16,573	15,476	5,804	5,265
Realized investment losses	(111)	(423)	(227)	(259)
Other income (loss)	335	18	141	(41)

Total revenues	106,817	108,316	36,027	35,128
Expenses:
Losses and loss adjustment expenses	67,379	74,584	21,176	23,678
Underwriting and other operating expenses	21,699	21,071	8,419	6,334

Total expenses	89,078	95,655	29,595	30,012
Income before income taxes	17,739	12,661	6,432	5,116
Income tax expense	6,058	4,364	2,173	1,833

Net income	$11,681	$8,297	$4,259	$3,283

Basic earnings per share	$1.22	$0.87	$0.44	$0.35
Diluted earnings per share	$1.21	$0.86	$0.44	$0.34
Cash dividend declared and paid per share of common stock	$—	$—	$—	$—

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCK- HOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2007	$1	$37,127	$271,925	$(95,278)	$(1,849)	$(5,282)	$206,644
Adoption of accounting principle, net of applicable income tax benefit of $123			(227)				(227)
Net income	—	—	11,681	—	—	—	11,681
Unrealized losses on securities, net of applicable income tax expense of $1,347	—	—	—	—	—	2,503	2,503
Change in minimum pension liability, net of applicable income tax benefit of $110	—	—	—	—	—	(205)	(205)
Unrealized foreign currency gain						35	35

Comprehensive income							14,014
Stock subscription notes repaid	—	—	—	—	280	—	280
Treasury stock reissued	—	(423)	—	1,200	—	—	777

BALANCE AT SEPTEMBER 30, 2007	$1	$36,704	$283,379	$(94,078)	$(1,569)	$(2,949)	$221,488

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCK- HOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2006	$1	$37,127	$259,645	$(97,063)	$(2,649)	$(6,268)	$190,793
Net income	—	—	8,297	—	—	—	8,297
Unrealized losses on securities, net of applicable income tax benefit of $37	—	—	—	—	—	(69)	(69)
Change in minimum pension liability, net of applicable income tax benefit of $110	—	—	—	—	—	(205)	(205)
Unrealized foreign currency gain						137	137

Comprehensive income							8,160
Stock subscription notes repaid	—	—	—	—	302	—	302
Treasury stock reissued	—	—	—	1,836	—	—	1,836

BALANCE AT SEPTEMBER 30, 2006	$1	$37,127	$267,942	$(95,227)	$(2,347)	$(6,405)	$201,091

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$11,681	$8,297
Adjustments to reconcile net income to net cash Provided used in operating activities:
Provisions for amortization and depreciation	2,940	3,857
Provision for deferred federal income taxes	6,058	4,364
Realized investment losses	111	423
Changes in operating assets and liabilities:
Deferred acquisition costs	(1,074)	(1,695)
Accrued investment income	761	836
Unearned premiums	5,568	5,691
Loss and loss adjustment expense reserves	(19,206)	(6,941)
Reinsurance recoverable	4,419	5,126
Amounts held for reinsurance	(413)	2,187
Other liabilities	(2,347)	(3,983)
Premium receivable, net	(7,582)	(14,636)
Other assets	(36)	(1,176)

Net cash provided by operating activities	880	2,350
INVESTING ACTIVITIES
Purchases—fixed maturities	(22,278)	(10,777)
Sales—fixed maturities	7,960	19,627
Maturities—fixed maturities	72,560	32,190
Purchase of furniture and equipment, net	(30)	(87)

Net cash provided by investing activities	58,212	40,953
FINANCING ACTIVITIES
Reissuance of treasury shares	777	1,836
Repayment of stock subscriptions	280	302

Net cash provided by financing activities	1,057	2,138

Increase in cash and cash equivalents	60,149	45,441
Cash and cash equivalents at beginning of period	145,815	68,783

Cash and cash equivalents at end of period	$205,964	$114,224

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2007

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K/A for the year ended December 31, 2006.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income	$11,681	$8,297	$4,259	$3,283
Numerator for:
Basic earnings per share of common stock	11,681	8,297	4,259	3,283
Diluted earnings per share of common stock	11,681	8,297	4,259	3,283
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,566	9,505	9,581	9,506
Effect of dilutive securities:
Stock options	123	114	123	114

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,689	9,619	9,704	9,620
Basic earnings per share of common stock	$1.22	$0.87	$.44	$0.35
Diluted earnings per share of common stock	$1.21	$0.86	$.44	$0.34

3.	INVESTMENTS

The Company’s investments in available-for-sale securities at September 30, 2007 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
September 30, 2007
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$152,429	$860	$665	$152,624
Mortgage-backed and asset-backed	58,465	246	1,179	57,532
Corporate	125,821	99	3,134	122,786

Total fixed-maturity securities	336,715	1,205	4,978	332,942
Common stocks	1,501	336	—	1,837

Total	$338,216	$1,541	$4,978	$334,779

The Company’s investments in available-for-sale securities at December 31, 2006 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
December 31, 2006
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$176,032	$224	$2,936	$173,320
Mortgage-backed and asset-backed	69,963	40	1,028	68,975
Corporate	151,558	83	3,982	147,659

Total fixed-maturity securities	397,553	347	7,946	389,954
Common stocks	1,723	311	—	2,034

Total	$399,276	$658	$7,946	$391,988

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2007.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(IN THOUSANDS)
September 30, 2007
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$3	$1,679	$662	$68,369	$665	$70,048
Mortgage-backed and asset-backed	947	12,703	232	25,321	1,179	38,024
Corporate	42	6,212	3,092	110,777	3,134	116,989

Total fixed maturity securities	$992	$20,594	$3,986	$204,467	$4,978	$225,061

The Company held 81 investment positions with unrealized losses as of September 30, 2007. All of the investments are investment grade, and the unrealized losses are primarily due to interest rate fluctuations. The Company held 80 securities that were in an unrealized loss position for 12 months or more.

The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

4.	FEDERAL INCOME TAXES

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(IN THOUSANDS)
Federal income tax expense at 35%	$6,209	$4,431	$2,252	$1,790
Increase (decrease) in taxes resulting from:
State franchise tax and other	(92)	—	—	—
Foreign and miscellaneous	(59)	(67)	(79)	43

Total income tax expense	$6,058	$4,364	$2,173	$1,833

Tax years after 2002 are subject to examination by the federal taxing authority. There are no income tax examinations currently in progress.

5.	COMPREHENSIVE INCOME (LOSS)

The following table reconciles net income and comprehensive income for the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(IN THOUSANDS)
Net income	$11,681	$8,297	$4,259	$3,283
Other comprehensive income (loss) before tax:
Unrealized (losses) gains on securities	3,850	(106)	4,566	8,051
Unrealized foreign currency gains (losses)	35	137	11	(44)
Change in minimum pension liability	(315)	(315)	(105)	(105)

Other comprehensive income before tax	15,251	8,013	8,731	11,185
Income tax (benefit) expense related to securities	1,347	(37)	1,597	2,818
Income tax benefit related to pension liability	(110)	(110)	(37)	(36)

Comprehensive income	$14,014	$8,160	$7,171	$8,403

6.	BUSINESS SEGMENTS

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

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated:

NINE MONTHS ENDED SEPTEMBER 30, 2007	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(IN THOUSANDS)
Net premiums written	$95,817	$(229)		$95,588

Net premiums earned	$90,249	$(229)		$90,020
Net investment income	—	—	$16,573	16,573
Realized investment losses	—	—	(111)	(111)
Other income	—	—	335	335

Total revenues	90,249	(229)	16,797	106,817
Losses and loss adjustment expenses	61,984	5,395	—	67,379
Underwriting and other operating expenses	18,764	782	2,153	21,699

Total expenses	80,748	6,177	2,153	89,078

Segment income (loss) before income taxes	$9,501	$(6,406)	$14,644	$17,739

Segment assets	$31,699	$61,139	$591,117	$683,955

NINE MONTHS ENDED SEPTEMBER 30, 2006	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(IN THOUSANDS)
Net premiums written	$98,757	$179		$98,936

Net premiums earned	$93,066	$179		$93,245
Net investment income	—	—	$15,476	15,476
Realized investment losses	—	—	(423)	(423)
Other income	—	—	18	18

Total revenues	93,066	179	15,071	108,316
Losses and loss adjustment expenses	66,083	8,501	—	74,584
Underwriting and other operating expenses	19,294	168	1,609	21,071

Total expenses	85,377	8,669	1,609	95,655

Segment income (loss) before income taxes	$7,689	$(8,490)	$13,462	$12,661

Segment assets	$33,436	$66,513	$594,267	$694,216

THREE MONTHS ENDED SEPTEMBER 30, 2007	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(In Thousands)
Net premiums written	$8,020	$(9)		$8,011

Net premiums earned	$30,318	$(9)		$30,309
Net investment income	—	—	$5,804	5,804
Realized investment losses	—	—	(227)	(227)
Other income	—	—	141	141

Total revenues	30,318	(9)	5,718	36,027
Losses and loss adjustment expenses	20,147	1,029	—	21,176
Underwriting and other operating expenses	6,472	642	1,305	8,419

Total expenses	26,619	1,671	1,305	29,595

Segment income (loss) before income taxes	$3,699	$(1,680)	$4,413	$6,432

Segment assets	$31,699	$61,139	$591,117	$683,955

THREE MONTHS ENDED SEPTEMBER 30, 2006	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
	(In Thousands)
Net premiums written	$6,703	$(331)		$6,372

Net premiums earned	$30,494	$(331)		$30,163
Net investment income	—	—	$5,265	5,265
Realized investment losses	—	—	(259)	(259)
Other losses	—	—	(41)	(41)

Total revenues	30,494	(331)	4,965	35,128
Losses and loss adjustment expenses	21,679	1,999	—	23,678
Underwriting and other operating expenses	6,031	260	43	6,334

Total expenses	27,710	2,259	43	30,012

Segment income (loss) before income taxes	$2,784	$(2,590)	$4,922	$5,116

Segment assets	$33,436	$66,513	$594,267	$694,216

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

Highlands Insurance Group

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver, through a Special Deputy Receiver (“SDR”) continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At September 30, 2007, Highlands had established case loss reserves of $3.1 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported (“IBNR”) losses are $2.5 million, for a total loss and loss adjustment expenses (“LAE”) reserve of $5.6 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The receiver has filed a rehabilitation plan with the Texas Court. A hearing on that plan is scheduled for January 14, 2008. In the interim, Highlands continues to pay and settle claims as the Receivership remains in place. If a Rehabilitation Plan ultimately is not approved, Highlands could be placed in liquidation.

Letters of Credit

The Company had a letter of credit facility in the amount of $50.0 million with Barclays Bank PLC which was terminated on November 7, 2007. Effective July 18, 2007, the Company established a letter of credit facility in the amount of $25.0 million with Union Bank of California. Letters of credit issued under the facilities guarantee the payment of loss reserves assumed under certain reinsurance contracts. As of September 30, 2007, letter of credit issuance under the facilities was approximately $16.9 million and securities of approximately $18.6 million were pledged as collateral.

8.	STOCK-BASED COMPENSATION

At September 30, 2007, the Company maintains a stock-based compensation plan, the 2003 Amended and Restated Equity participation Plan of SCPIE Holdings Inc. (the Plan) which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARS) to key employees of the Company.

The compensation cost that has been charged against income for this plan was $408,000 and $193,000 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively. The income tax benefit recognized in the income statement for share-based compensation was $143,000 and $68,000 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” which revised SFAS 123 “Accounting for Stock Based Compensation” (SFAS 123(R)) and superseded APB 25 “Accounting for Stock Issued to Employees.” SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements based on the grant-date fair value of the award, recognized over the period the employee is required to perform services in exchange for the award (presumptively the vesting period.)

The Company adopted SFAS 123(R) using the modified-prospective transition method. Under the modified-prospective transition method, prior periods are not restated. However, for awards granted prior to the date of adoption that were unvested on the adoption date, compensation cost is recognized prospectively. In periods after adoption, compensation cost is recognized over the remaining service period related to the award, based on amounts previously reported in the pro forma disclosures required under SFAS 123. Compensation cost is also recognized for awards granted after the effective adoption date based on the grant-date fair value of the award, calculated and recognized under the measurement provisions of SFAS 123(R).

Option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	794,100	$13.28	5.38	$10,560,604
Granted	—
Exercised	19,000	$16.70
Cancelled or expired	7,000	$33.04

Outstanding at September 30, 2007	768,100	$13.02	4.68	$9,999,740

Exercisable at September 30, 2007	756,431	$13.04	4.64	$7,417,343

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

New accounting pronouncements that we have adopted or will adopt in the near future are as follows:

SFAS 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt SFAS 157 on January 1, 2008. The Company does not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As permitted by FIN 48, the Company also adopted a policy of classifying interest and penalties related to income taxes as elements of income tax expense in the consolidated financial statements. The effect of this adoption on January 1, 2007, resulted in a $227,000 decrease to retained earnings.

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” – In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt SFAS 159 on January 1, 2008. The Company does not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

10.	EVENT SUBSEQUENT

On October 15, 2007, the Company agreed to be acquired by The Doctors Company for $28.00 in cash for each outstanding share of Company common stock in a merger transaction valued at approximately $281.1 million. The merger is subject to customary closing conditions, including, among others, (i) the approval of the merger by the holders of a majority in voting power of the outstanding common stock of the Company; (ii) the approval of the merger by the Departments of Insurance of California, Delaware and Arkansas; (iii) the receipt of antitrust approvals, or the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) the absence of any order or injunction prohibiting the consummation of the merger.

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

In November, 2006, A.M. Best raised its financial strength rating of the Company’s insurance subsidiaries to B+ (good) from B (Fair). On October 29, 2007, following the announcement of acquisition by The Doctors Company, A.M. Best placed the ratings of the insurance subsidiaries under review with developing implications. The ratings are expected to remain under review pending the close of the transaction with The Doctors Company.

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

The Company had a growing volume of assumed reinsurance business between 1999 and 2002. Assumed reinsurance is a line of business with inherent volatility. Ultimate loss experience for the assumed reinsurance operation is based primarily on reports received by the Company from the underlying ceding insurers. Many losses take several years to be reported through the system. The Company relies heavily on the ceding entity’s estimates of ultimate incurred losses. These reported ultimate incurred losses along with independent or internal actuarial reports are reviewed by the Company’s internal actuarial staff to determine their reasonableness. In other cases, the Company relies on its own internal estimates determined primarily by experience to date, individual knowledge of the specific reinsurance contract, industry experience and other actuarial techniques to determine reserve requirements.

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

Summary of Net Loss and LAE Reserves

(IN THOUSANDS)

	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
September 30, 2007
Direct Healthcare
Core	$63,662	$231,104	$294,766	$9,785	$284,981
Non-Core	13,526	12,905	26,431	1,006	25,425

	77,188	244,009	321,197	10,791	310,406
Assumed Reinsurance	42,886	22,159	65,045	22,702	42,343

	$120,074	$266,168	$386,242	$33,493	$352,749

December 31, 2006
Direct Healthcare
Core	$70,869	$213,018	$283,887	$9,758	$274,129
Non-Core	23,408	15,778	39,186	1,532	37,654

	94,277	228,796	323,073	11,290	311,783
Assumed Reinsurance	56,151	26,224	82,375	26,934	55,441

	$150,428	$255,020	$405,448	$38,224	$367,224

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

Reserve Sensitivity

The primary factor affecting the adequacy of reserve estimates in the core direct healthcare area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. At September 30, 2007 reserve levels, a 1% change in pure loss costs trend produces a change in prior reserves of approximately $4.1 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 95% of core reserves.

In the non-core direct healthcare area, the adequacy of reserves is primarily dependent upon achieving fair settlements with the injured parties and reasonable litigation results. As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. The current average reserve (including bulk and IBNR reserves) is approximately $279,000 per outstanding case. If the average settlement ultimately achieved is different by $12,000 for the current average reserve, the ultimate reserves will be affected by approximately $1.1 million.

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

A decline in the fair value of an available-for-sale security below cost that is judged to be other than temporary is realized as a loss in the current period statement of operations and reduces the cost basis of the security.

Income Taxes

At September 30, 2007, the Company had $37.5 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $15.4 million for a net operating loss carryforward that will begin to expire in 2023. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

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

The following table summarizes the core business underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

For The Nine Months Ended September 30,	2007	2006
Net premiums written	$95,817	$98,757

Net premiums earned	$90,249	$93,066
Underwriting expenses
Losses and LAE incurred	61,984	66,083
Underwriting and other operating expenses	18,764	19,294

Underwriting gain	$9,501	$7,689

Loss ratio	68.7%	71.0%
Expense ratio	20.8%	20.7%
Combined ratio	89.5%	91.7%
Net reserves held	$284,981	$271,475

Core Business

Premiums written were $95.8 million and premiums earned were $90.2 million in the nine months ended September 30, 2007; compared to $98.8 million and $93.1 million in the nine months ended September 30, 2006. Premiums written and earned decreased primarily due to lower premiums from loss-rated groups as a result of improved claim frequency and a decline in policies in-force of 2.3%.

The loss ratio (losses and LAE related to premiums earned) for the first nine months of 2007 was 68.7% compared to 71.0 % in the first nine months of 2006. The decrease in the loss ratio is due primarily to a continued improved trend in claim frequency.

The underwriting expense ratio (expenses related to net premiums earned) increased slightly to 20.8% in the nine months ended September 30, 2007 from 20.7% in the first nine months of 2006 primarily due to cost increases while premiums earned remained flat.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $25.4 million as of September 30, 2007 from $37.7 million at December 31, 2006 and the number of open claims decreased to 91 from 136 for the same period. No change in prior reserve estimates was required in the nine-month period ended September 30, 2007.

Assumed Reinsurance Segment

Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages. The Company from time to time may commute certain of its assumed reinsurance contracts to settle all past and future obligations under such contracts. In some cases, the commutation settlement amount (net of reinsurance recoverables) may exceed the amount reserved (net of reinsurance recoverables) for the related assumed reinsurance.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
Net premiums written	$(229)	$179

Net premiums earned	$(229)	$179
Underwriting expenses
Losses and LAE incurred	5,395	8,501
Underwriting and other operating expenses	782	168

Underwriting loss	$(6,406)	$(8,490)

The net premiums written and earned in 2007 and 2006 are primarily from premium adjustments related to old underwriting years.

The underwriting losses for the nine months ended September 30, 2007 are primarily due to commutation of several treaties. For 2006, the loss was principally attributable to increases in reserve estimates for a small number of contracts.

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

As of September 30, 2007, the Company has ceded $28.5 million of assumed reinsurance reserves, including IBNR, to Rosemont Re. In accordance with the Rosemont Re reinsurance treaty, a trust is maintained for the benefit of the Company. The agreement requires the trust to have a minimum balance equal to 102% of loss reserves ceded under the treaty. The Trust was in compliance with this funding provision as of September 30, 2007. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts. Rosemont Re, due to significant losses related to Hurricanes Katrina, Rita and Wilma, is in voluntary run-off and will be liquidated. As of December 31, 2006, Rosemont Re had $64.2 million in regulatory surplus.

Other Operations

Net investment income increased 7.1% to $16.6 million for the nine months ended September 30, 2007 from $15.5 million for the nine months ended September 30, 2006. The increase in investment income principally reflects an increase in the average annual rate of return on invested assets from 3.9% to 4.2% for the nine months ended September 30, 2006 and September 30, 2007 respectively.

Net realized investment loss of $111 thousand was recorded for the nine months ended September 30, 2007 versus realized investment losses of $423 thousand in the nine months ended September 30, 2006.

Expenses of $2.2 million included in Other operating expenses are costs associated with the strategic planning effort of SCPIE Holdings Inc. Expenses of $1.6 million included in 2006 Other operating expenses are costs related to the proxy challenge against the Company’s slate of director nominees.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Direct Healthcare Liability Insurance Segment

The following table summarizes the core business underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

For The Three Months Ended September 30,	2007	2006
Net premiums written	$8,020	$6,703

Net premiums earned	$30,318	$30,494
Underwriting expenses
Losses and LAE incurred	20,147	21,679
Underwriting and other operating expenses	6,472	6,031

Underwriting gain	$3,699	$2,784

Loss ratio	66.5%	71.1%
Expense ratio	21.3%	19.8%
Combined ratio	87.8%	90.9%
Net reserves held	$284,981	$271,475

Core Business

Net premiums written were $8.0 million and net premiums earned were $30.3 million in the three months ended September 30, 2007; compared to $6.7 million and $30.5 million in the three months ended September 30, 2006. Net premiums earned decreased 0.6%, primarily due to a small decline in policies in-force and decreased premium from loss-rated groups as loss experience improved. Net premiums written increased slightly in the 2007 period, compared to the prior year.

The loss ratio (losses and LAE related to net premiums earned) for the third quarter 2007 was 66.5% compared to 71.1% in the third quarter 2006. The difference in the loss ratios was attributable to reduction in claim frequency in the core business, compared to the earlier periods in 2006.

The underwriting expense ratio (expenses related to net premiums earned) increased to 21.3% in the third quarter 2007 from 19.8% in the third quarter 2006 primarily due to cost increases while premiums earned remained flat.

Non-Core Business

Outstanding reserves for the non-core healthcare declined to $25.4 million as of September 30, 2007 from $28.6 million at June 30, 2007 and the number of open claims decreased to 91 from 100 for the same period.

Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2007	2006
Net premiums written	$(9)	$(331)

Net premiums earned	$(9)	$(331)
Underwriting expenses
Losses and LAE incurred	1,029	1,999
Underwriting and other operating expenses	642	260

Underwriting loss	$(1,680)	$(2,590)

The net premiums written and earned in 2007 and 2006 are primarily from premium adjustments related to old underwriting years.

The underwriting loss for the three months ended September 30, 2007 and three months ended September 30, 2006 were primarily related to increased reserve estimates for a small number of contracts.

Other Operations

Net investment income increased 10.2% to $5.8 million for the three months ended September 30, 2007 from $5.3 million for the three months ended September 30, 2006. Investment income reflects an increase in the average rate of return on invested assets from 4.0% to 4.2% for the three months ended September 30, 2006 and 2007, respectively.

Net realized investment losses of $227 thousand were recorded for the third quarter 2007 versus net realized investment losses of $259 thousand in the third quarter 2006.

Expenses of $1.3 million included in Other operating expenses are costs associated with the strategic planning effort of SCPIE Holdings Inc. Expenses of $43,000 included in 2006 Other operating expenses related to a proxy challenge against the Company’s slate of director nominees.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first nine months of 2007, the Company had positive cash flow from operations of $0.9 million compared to a positive cash flow of $2.4 million in 2006. The positive cash flow in 2007 is primarily related to reduced claims payments associated with the non-core physician and assumed reinsurance programs, which are now in run-off. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $206.0 million or 38.1% of invested assets, at September 30, 2007. The Company believes that all of its short-term and fixed maturity securities are readily marketable and have scheduled maturities in excess of projected cash needs. The Company has very little exposure to sub-prime mortgages. The majority of the $57.5 million mortgage and asset-backed portfolio is government-backed, credit card and auto-related securities, which are currently rated AAA. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $1.8 million at September 30, 2007. The Company plans to continue its emphasis on fixed maturity securities investments for the indefinite future.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term ending in 2009, and the Company has two options to renew the lease for a period of five years each.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2007 without prior regulatory approval is approximately $16.4 million. As of September 30, 2007, no dividends had been paid to SCPIE Holdings.

As of September 30, 2007, SCPIE Holdings held cash and short-term securities of $6.3 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s insurance subsidiaries current rating from A.M. Best is B+ (Good). On October 29, 2007, following the announcement of acquisition by The Doctors Company, A.M. Best placed the ratings of the insurance subsidiaries under review with developing implications. The ratings are expected to remain under review pending the close of the transaction with The Doctors Company. The NAIC has developed a different methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2006, the RBC level of insurance subsidiaries exceeded the threshold requiring the least regulatory attention. At December 31, 2006, SCPIE Indemnity’s adjusted surplus level of $164.4 million was 340% of this threshold.

The Company believes that it has the ability to fund its continuing operations from its premiums written and investment income. The Company plans to continue its focus on the efficient operation of its core business, while at the same time continuing to adjudicate and settle claims incurred in its discontinued non-core business.

As of September 30, 2007, the Company’s statutory surplus was approximately $183.4 million. The principal differences between statutory surplus and stockholders’ equity are deferred policyholder acquisition costs and the deferred federal income tax asset.

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

The Company invests its assets primarily in fixed maturity securities, which at September 30, 2007 comprised 61.6% of total investments at market value. Corporate bonds represent 36.9 % and U.S. government bonds represent 45.8% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for less than 0.3% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at September 30, 2007 was 3.0 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At September 30, 2007, the carrying value of the investment portfolio included $3.4 million in net unrealized losses. At December 31, 2006, the investment portfolio included $7.6 million in net unrealized losses.

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

The Company has recorded in the financial statements its best reserve estimate of $3.2 million to cover the ultimate net liability under the Sirius and Highlands reinsurance agreements. Highlands has provided claim information to the Company with respect to alleged losses during 2001 and 2002 under bail bonds issued in the State of New Jersey and alleged losses during 2001 under federal immigration bonds. Highlands has indicated in filings that it has additional exposure under bail bonds issued in states other than New Jersey. Highlands has not provided sufficient information to measurably quantify certain of these additional losses or allocate such losses among the 2001 and 2002 years in which AHI participated and the 2000 year in which the Company did not participate. Given the uncertainties of these actual and prospective bail bond and other claims, future loss development on the CBC program could be greater than the reserves estimated by the Company at September 30, 2007. The Company intends to vigorously contest the claims of Highlands.

ITEM 1A.	RISK FACTORS

Except for the risk factors set forth below, there have been no material changes in the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Proposed Merger with The Doctors Company

On October 15, 2007, the Company agreed to be acquired by The Doctors Company for $28.00 in cash for each outstanding share of Company common stock in a merger transaction valued at approximately $281.1 million. The merger is subject to customary closing conditions, including, among others, (i) the approval of the merger by the holders of a majority in voting power of the outstanding common stock of the Company; (ii) the approval of the merger by the Departments of Insurance of California, Delaware and Arkansas; (iii) the receipt of antitrust approvals, or the expiration or termination of the waiting period under the

Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) the absence of any order or injunction prohibiting the consummation of the merger. The Company currently expects the merger to close during the first half of 2008. However, it is possible that factors outside of the Company’s control could require the parties to complete the proposed merger at a later time or not to complete it at all.

In addition, the announcement of the proposed merger may have a negative impact on the Company due to:

•	risks that the proposed merger disrupts current plans and operations and potential difficulties in employee retention as a result of the merger;

•	the effect of the announcement of the merger on the Company’s agent, broker and customer relationships, operating results and business generally; and

•	the amount of the costs, fees, expenses and charges related to the merger.

In the event that the proposed merger is not completed:

•	under specified circumstances, the Company may be required to pay a termination fee of up to 3% of the aggregate merger consideration; and

•	the market price of the Company’s common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

Any of these events could have a negative impact on the Company’s results of operations and financial condition and could adversely affect the price of its common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Termination of Credit Agreement with Barclays Bank PLC.

On November 7, 2007 the Company terminated its Credit Agreement with Barclays Bank PLC which provided for the issuance of up to $50.0 million face amount of letters of credit on behalf of the Company. Securities pledged under the Barclays facility were fully released on October 16, 2007. Letters of Credit previously issued under the Barclays facility were replaced under the Credit Agreement with Union Bank of California which was established on July 18, 2007.

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

SCPIE HOLDINGS INC.

Date: November 7, 2007	By:	/s/ Donald J. Zuk
Donald J. Zuk
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Robert B. Tschudy
Robert B. Tschudy
Senior Vice President and Chief Financial Officer