Form 10-K
period 2007-12-31
SCPIE HOLDINGS INC
filed 2008-03-17
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission File Number: 1-12449

SCPIE HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-4557980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1888 Century Park East, Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 551-5900

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 30, 2007, was $239,383,000 (based upon the closing sales price on such date, as reported by The Wall Street Journal ).

The number of shares of the Registrant’s Common Stock outstanding as of March 10, 2008, was 10,083,165 (including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive 2007 proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

The direct healthcare liability insurance operations are comprised of core and non-core business components. The Company’s core business principally represents its direct healthcare liability insurance business in California and Delaware, excluding a dental program managed by a national independent insurance agency Brown & Brown, Inc. (Brown & Brown), and hospital business. The Company’s non-core business represents its direct healthcare liability business outside of California and Delaware and the above mentioned dental program and all hospital business. The non-core business is in run-off and no new or renewal policies have been issued since March 6, 2003. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

The Insurance Subsidiaries are rated B+ (Good) by A.M. Best Company (A.M. Best), the leading rating organization for the insurance industry.

DIRECT HEALTHCARE LIABILITY CORE INSURANCE OPERATIONS

Overview and Developments During 2007—Core Business

The Company has been a leading provider of medical malpractice insurance to physicians, oral surgeons and healthcare providers and facilities in California for many years. In 2001, the Company undertook the insurance of physicians in Delaware through a single Delaware broker. During 2007, the Company had net premiums earned under policies issued to California insureds representing 96.9% of the total net premiums earned in its core business component of the direct healthcare liability insurance operations.

The Company has also developed and markets ancillary liability insurance products for the healthcare industry, including directors and officers liability insurance for healthcare entities, errors and omissions coverage for managed care organizations and billing errors and omissions coverage for the medical profession. These represent a small part of the Company’s business.

The 2007 operations improved over 2006 due primarily to re-estimations of previous years’ loss and LAE reserves that had a favorable impact on the calendar year loss ratio in 2007. The 2006 operations were relatively stable compared to 2005. No rate increases were taken and a further decline in claims frequency offset severity increases. The following table displays the core business results for the years ended December 31, 2007, 2006 and 2005:

Core Direct Healthcare Liability Insurance Operations

Underwriting Results

(In Thousands)

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Premiums Written	$121,169	$123,280	$126,872

Net Premiums Earned	$121,872	$123,170	$127,556
Losses and LAE Incurred	75,609	86,928	90,463
Underwriting Expenses	26,159	25,479	25,900

	101,768	112,407	116,363

Underwriting Gain	$20,104	$10,763	$11,193

Loss Ratio	62.0%	70.6%	70.9%
Expense Ratio	21.5%	20.7%	20.3%
Combined Ratio	83.5%	91.3%	91.2%

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

Premiums Earned in Core Business

(In Thousands)

YEAR ENDED DECEMBER 31,	2007	2006	2005
Physician and medical group professional liability	$112,712	$113,477	$116,834
Healthcare provider and facility liability	7,108	7,324	8,400
Ancillary liability products	1,561	1,860	1,785
Other	491	509	537

Total core premiums earned	$121,872	$123,170	$127,556

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

The following tables set forth core healthcare liability policies sold directly to the insured and through brokers:

Core Healthcare Liability

(In Thousands)

YEAR ENDED DECEMBER 31,	2007	2006	2005
Gross Premiums Written
Direct	$81,783	$86,720	$89,751
Brokerage	50,918	49,375	51,721

	$132,701	$136,095	$141,472

New business written (annualized) during the year
Direct	$2,279	$1,925	$2,705
Brokerage	4,851	3,889	5,480

	$7,130	$5,814	$8,185

The Company’s Marketing Department consists of a Senior Vice President in charge of both marketing and underwriting, and approximately 15 employees who directly solicit prospective policyholders, maintain relationships with existing insureds and provide marketing support to brokers. The Company’s marketing efforts include sponsorship by local medical associations, educational seminars, advertisements in medical journals and direct mail solicitation to licensed physicians and members of physician medical specialty group organizations.

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

Underwriting

The Underwriting Department consists of the Senior Vice President, two divisional underwriting managers, 10 underwriters and six technical and administrative assistants. The Company’s Underwriting Department is responsible for the evaluation of applicants for professional liability and other coverages, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by the Company. Certain of these underwriters specialize in underwriting managed care organizations and directors and officers’ liability products.

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

The Company has instituted annual overall rate increases in California during the past 10 years ranging from approximately 3.5% to 10.6%. Rate increases of 9.9% and 6.5% were approved and implemented in California effective October 1, 2003, and January 1, 2005, respectively. The Company did not request any rate change in California for 2006, 2007 or 2008. Rate increases of 13.3% and 19.2% were approved in Delaware effective July 15, 2004 and 2005, respectively. Approximately 23% of the Company’s in force premium as of December 31, 2007 is evaluated using experience rating formulas and therefore is not necessarily subject to base rate changes. Experience rating formulas are sensitive to the individual loss experience of groups of physicians and may produce increases or decreases different than the change in the general base rate. In general, in force premiums for experience rated policies has been declining in the last three years as frequency of claims has declined. See “Risk Factors—Rate Increases in California.”

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

The Claims Department staff includes a Senior Vice President in charge of Claims, an assistant claims manager, unit managers, litigation supervisors, investigators and other experienced professionals trained in the evaluation and resolution of medical professional liability and general liability claims. The Claims Department staff consists of approximately 20 employees. The Company has unit managers and branch managers responsible for specific geographic areas, and additional units for specialty areas such as healthcare facilities, birth injuries and policy coverage issues. The Company also occasionally uses independent claims adjusters, primarily to investigate claims in remote locations. The Company selects legal counsel from among a group of law firms in the geographic area in which the action is filed.

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

The Company and Brown & Brown agreed in March 2002 to terminate both the physician and dental programs no later than March 2003, and as of March 2004, all policies had expired.

Current Status

The Company continues to settle and close the claims associated with the direct healthcare liability business in run-off. As of December 31, 2007, non-core healthcare liability reserves accounted for 6.9% of the Company’s total net reserves. The following table shows the progress the Company has achieved in the disposition of these claims over the last three years.

Direct Healthcare Liability Claims in Run-Off:

(Dollars in Thousands)

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Loss Reserves Outstanding Beginning of Period	$37,654	$60,616	$97,331
Loss Payments	13,741	22,962	34,418
Decrease in Estimated Ultimate Losses	—	—	(2,297)

Net Loss Reserves End of Period	$23,913	$37,654	$60,616

Number of Claims Outstanding Beginning of Period	136	229	431
Claims Closed During Period	67	104	218
Claims Opened During Period	6	11	16

Number of Claims Outstanding End of Period	75	136	229

Claims Closed with Indemnity Payments	41.8%	39.4%	42.2%
Average Reserve (including IBNR on outstanding claims)	$318.8	$276.9	$264.7

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

In order to reduce its capital requirements related to assumed reinsurance operations, the Company entered into a 100% quota share reinsurance agreement with Rosemont Re, under which the Company ceded almost all of its assumed earned reinsurance premiums after June 30, 2002, for the 2001 and 2002 underwriting years. This treaty relieved the Company of significant premium leverage and significantly improved the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

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

Remaining Assumed Reinsurance Operations

The Company continues to administer claims and other matters relating to reinsurance treaties and contracts entered into by the Company, including those subject to the 100% quota share reinsurance treaty with Rosemont Re. At year-end 2007, 2006 and 2005, the principal net loss reserves retained by the Company under these treaties involved (i) occupational accident coverage and excess workers compensation benefits, which typically provides lifetime medical and related benefits at high coverage levels, (ii) excess of loss directors and officers liability reinsurance, (iii) bail and immigration bonds, and (iv) London-based business including Lloyd’s syndicates.

The following table presents the net assumed reinsurance reserves (including retrospective reserves ceded under the Rosemont Re Treaty of $5.7 million, $6.4 million, and $7.1 million, respectively) by major component as of December 31:

	2007	2006		2005
	(In Thousands)
Occupational accident business	$21,657	$19,134		$21,780
Excess D&O liability	3,839	5,414		6,375
Bail and immigration bonds	3,606	136	(1)	573	(1)
London-based business	2,247	19,494		24,427
Other	3,841	4,849		6,039

	$35,190	$49,027		$59,194

(1)	Additional net liabilities of $3.6 million representing payment requests made to the Company are included in other liabilities on the Company’s balance sheet. These net liabilities are being contested in pending arbitrations. (See “Legal Proceedings—Bail and Immigration Bond Proceedings.”)

The assumed reinsurance net reserves continue to decline as payments are made and reserves are settled or contracts are commuted. The Company, from time to time, commutes individual contracts to speed up the settlement process. Commutation requires an agreement between the insured and reinsurer whereby one payment by the reinsurer will settle all its remaining obligations. Such settlements normally include actuarial estimates of potential losses on an individual contract basis, fees, as well as the effect of the time value of money.

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

The Company’s actuaries use a variety of actuarial methodologies in evaluating the adequacy of healthcare liability loss and LAE reserves. Loss development methods use historical loss development patterns by the year a claim is reported (the report year) and the valuation points of reported losses during ensuing periods. Paid loss and reported incurred loss development projections are base methods and are used to support other techniques. Report year claim count and severity (average claim size) projections are developed to provide alternative projections using reported claim frequency and trended severity. Alternative reported projections are developed by adjusting the claims settlement rates so that these patterns are consistent from year to year. Trended pure premium projections are developed by trending average losses per exposure from mature periods and are considered the most consistent methods. The Company also uses the Bornhuetter-Ferguson method, a standard method which combines reported or paid losses, loss development or payment patterns and expected loss ratios.

The indications derived under the various methodologies are analyzed by limit, resulting average loss trends, the year in which the medical incident occurred or was reported and known policy limit claims outstanding. An individual reserve level is selected by report year or accident year in the case of occurrence coverages.

Loss development methods based on historical patterns as well as the Bornhuetter-Ferguson method, are sensitive to changes in the pattern of loss payments or reported losses. Methods which determine trends from mature periods are less sensitive to changes in loss payment or reporting patterns. In general, trended pure premium loss methodologies have been given more weight in selecting the levels for the most recent report years. As more data emerges in payments and settled claims, the various methodologies begin to converge.

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

The Company’s loss reserve experience is shown in the following table, which sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE for the years indicated:

DECEMBER 31,	2007	2006	2005
	(In Thousands)
Reserves for losses and LAE—at beginning of year	$405,448	$429,315	$638,747
Less reinsurance recoverables—at beginning of year	38,224	45,535	183,623

Reserves for losses and LAE, net of related reinsurance recoverable—at beginning of year	367,224	383,780	455,124

Provision for losses and LAE for claims incurred in the current year, net of reinsurance	103,023	109,343	113,128
Decrease in estimated losses and LAE for claims incurred in prior years, net of reinsurance	(20,984)	(11,255)	(1,972)

Incurred losses during the year, net of reinsurance	82,039	98,088	111,156

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	4,057	12,201	24,466
Prior years	97,109	102,443	158,034

Total payments during the year, net of reinsurance	101,166	114,644	182,500

Reserve for losses and LAE, net of related reinsurance recoverable—at end of year	348,097	367,224	383,780
Reinsurance recoverable for losses and LAE—at end of year	30,334	38,224	45,535

Reserves for losses and LAE, gross of reinsurance recoverable—at end of year	$378,431	$405,448	$429,315

The decreases during 2007, 2006 and 2005 in estimated losses and LAE occurring in prior years were primarily attributable to favorable loss experience in direct healthcare liability insurance due to the declining frequency in claims in those years and non-core direct healthcare liability insurance in 2005, partially offset by adverse experience in the assumed reinsurance business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

YEARS ENDED DECEMBER 31,	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(In thousands)
Loss and LAE Reserves, net.	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741	$534,155	$455,124	$383,780	$367,224	$348,097
Cumulative net paid, as of:
One year later	107,748	156,913	148,891	155,626	210,907	173,528	206,867	158,035	102,443	97,109
Two years later	179,016	246,835	238,718	273,680	319,076	336,913	331,158	235,877	177,545
Three years later	204,773	279,629	281,048	319,636	390,400	403,098	388,775	284,317
Four years later	216,448	299,106	304,588	344,700	423,621	445,175	430,074
Five years later	223,540	309,809	312,633	360,419	449,232	478,810
Six years later	228,007	311,677	319,349	372,133	467,887
Seven years later	229,213	315,923	327,732	382,962
Eight years later	229,256	321,863	333,094
Nine years later	230,663	325,078
Ten years later	233,191

Liability reestimated, as of:
One year later	339,673	389,893	359,954	403,373	519,610	556,633	550,054	453,152	372,525	346,240
Two years later	283,276	351,238	356,298	402,559	510,274	573,603	539,144	449,670	354,591
Three years later	250,962	341,763	338,196	397,129	516,663	562,185	551,028	436,660
Four years later	243,561	329,588	342,176	402,009	518,952	564,458	545,039
Five years later	237,487	329,172	343,780	402,107	519,115	558,818
Six years later	239,389	330,264	343,901	404,795	517,017
Seven years later	238,918	330,148	346,883	405,584
Eight years later	234,758	332,823	346,519
Nine years later	238,608	333,255
Ten years later	239,655
Net cumulative redundancy / (deficiency)	$193,786	$117,817	$58,338	$(16,035)	$(14,627)	$5,923	$(10,884)	$18,464	$29,189	$20,984

Original gross liability—end of year	$454,970	$475,970	$449,864	$429,700	$576,636	$650,671	$643,046	$638,747	$429,315	$405,448	$378,431
Less: Reinsurance recoverables	21,529	24,898	45,007	40,151	74,246	85,930	108,891	183,623	45,535	38,224	$30,334

Original net liability—end of year	$433,441	$451,072	$404,857	$389,549	$502,390	$564,741	$534,155	$455,124	$383,780	$367,224	$348,097

Gross re-estimated liability—latest period	$252,612	$358,950	$378,896	$464,943	$583,580	$663,608	$675,245	$587,000	$392,816	$382,368
Less: Estimated reinsurance recoverables	12,957	25,695	32,377	59,359	66,563	104,790	130,206	150,340	38,225	36,128

Net estimated liabilities—latest period	$239,655	$333,255	$346,519	$405,584	$517,017	$558,818	$545,039	$436,660	$354,591	$346,240

Gross cumulative redundancy / (deficiency)	$202,358	$117,020	$70,968	$(35,243)	$(6,944)	$(12,937)	$(32,199)	$51,747	$36,499	$23,080

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

This policy, along with a significant decrease in the frequency of claims (a cumulative 35.1% over the last four years) has allowed favorable development in the core healthcare reserves of between 5.9% and 10.0% of the preceding year-end net reserve balances. Frequency has stabilized in 2007. This may represent the low point of the recent downward trend.

The primary trend affecting the adequacy of reserve estimates in the core area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. The inherent pure loss cost trend included in the setting of the 2004, 2005, 2006 and 2007 reserves has been 3.3%, 2.2%, 1.2% and 0.0 % respectively. A change in the pure loss cost trend not only affects the reserving for the current year’s incurred losses, but also previously established reserves, especially IBNR. At 2007 reserve levels, a 1% change in the pure loss costs trend produces a change in prior reserves of approximately $4.0 million. Such changes in estimates are reflected in the period of change. Reserves related to medical malpractice coverage account for 95% of core reserves.

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

The Company attempted to apply the same conservative reserving process as had been applied in the core business reserves. Because the Company’s expansion into the hospital and the healthcare liability outside of California represented new areas for which the Company had limited historical experience. As the actual extent and size of the increases in the frequency and severity of claims related to the non-core healthcare liability areas emerged in the actuarial data used to project reserve levels, upward reserve adjustments were necessary. Although the Company took significant rate action and underwriting restrictions were implemented, ultimately the Company withdrew from these markets (hospitals in 2001 and non-core healthcare physician business in 2002.) Development in the non-core healthcare reserves of between 6.6% unfavorable and 2.3% favorable has occurred over the last four years.

Since very few new claims are reported in this area, the primary factor in determining the need for additional reserves is whether current settlement patterns are conforming to the reserving models. In 2007, current patterns indicated no reserve change was required. Since several of the legal jurisdictions outside of California where the Company used to write policies require many years for claims to settle through the system, future events could affect the adequacy of carried reserves. If claims ultimately close for an average of $15,000 more than currently reserved on average, additional reserves of $1.1 million would be required.

The Assumed Reinsurance operations encompassed various risks in the worldwide reinsurance market. The Company has relied heavily on ceding company information in establishing loss reserves, including IBNR. The assumed reinsurance reserves have a very long development pattern and are subject to frequent delays in reporting through the worldwide reinsurance system.

CEDED REINSURANCE PROGRAMS

The Company follows customary industry practice by reinsuring a portion of its healthcare liability insurance risks. The Company cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide protection against large losses. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers and market conditions, including the availability and pricing of reinsurance. In 2007, the Company ceded $11.2 million of its healthcare liability earned premiums to reinsurers.

From 2002 through 2007 the Company has reinsured losses above a retention of approximately $2.0 million to $20.0 million subject to an aggregate deductible of $3.0 million in each respective year for losses in excess of the Company’s retention. For 2003 and 2002 the Company also reinsured losses in excess of $20.0 million up to $50.0 million subject to 16% and 8% Company participation in these reinsurance layers, respectively. For 2001 and 2000 the Company reinsured losses above a $1.25 million and $2.0 million retention, respectively, up to $70.0 million subject to a $3.0 million aggregate deductible for each year. Prior to 2000 the Company generally reinsured losses up to $20.0 million above a $1 million retention subject to a $1 million aggregate deductible.

The Company may have more than one insured named as a defendant in a lawsuit or claim arising from the same incident, and, therefore, multiple policies and limits of liability may be involved. The Company’s reinsurance program is purchased in several layers, the limits of which may be reinstated under certain circumstances, at the Company’s option, subject to the payment of additional premiums.

In addition, in December 2002, the Company entered into the Rosemont Re retrocessional reinsurance agreement more fully described in “Note 4 to Consolidated Financial Statements” and “Business Operations in Run-Off–Divestitures of Most Reinsurance Operations—The Rosemont Re Treaty.”

In general, reinsurance is placed under reinsurance treaties and agreements with a number of individual companies and syndicates at Lloyd’s to avoid concentrations of credit risk. The following table identifies the Company’s most significant reinsurers based upon recoverable balances as of December 31, 2007 by company and their current A.M. Best ratings. No other single reinsurer’s percentage participation in 2007 exceeded 7.0% of total reinsurance premiums ceded.

	RECOVERABLE BALANCES AT YEAR END DECEMBER 31, 2007	PREMIUMS CEDED FOR YEAR ENDED DECEMBER 31, 2007	RATING(1)	PERCENTAGE OF PREMIUMS CEDED
	(In Thousands)
Rosemont Re (Bermuda)	$25,208	$1,357	n/a	10.5%
Lloyd’s of London Syndicates	$4,538	$5,629	A	43.7%
Hannover Ruckversicherungs	$3,712	$4,723	A	36.6%

(1)	All ratings are assigned by A.M. Best.

In December 2002, when the Company entered into its 100% quota share arrangement with Rosemont Re, Rosemont Re had an A- rating from A.M. Best. As a result of significant losses related to hurricanes Katrina, Rita and Wilma, Rosemont Re has been placed in run-off.

Assets approximately equal to Rosemont Re’s estimated liabilities under the reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. The provisions of the trust are intended to comply with the requirements of the California Department of Insurance. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts. As of June 30, 2007, Rosemont Re reported $66.2 million of shareholder’s equity.

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

	DECEMBER 31, 2007		DECEMBER 31, 2006
	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$152,265	$155,927	$176,032	$173,320
Mortgage-backed and asset-backed	63,821	64,071	69,963	68,975
Corporate	119,727	117,786	151,558	147,659

Total fixed-maturity securities	335,813	337,784	397,553	389,954
Common stocks	1,428	1,665	1,723	2,034

Total	$337,241	$339,449	$399,276	$391,988

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

As of December 31, 2007, the Company held mortgage and asset-backed securities with a fair value of $64.1 million. Of these securities, 60.3% were backed by U.S. Government or U.S. Government-sponsored enterprise guarantees, 39.4% were asset-backed securities with a remaining .3% in securities collateralized by mortgages that have characteristics of sub-prime lending.

The exposure to sub-prime residential mortgage lending is through a single issue within the Company’s fixed income investment portfolio that contains securities collateralized by mortgages that have characteristics of sub-prime lending. This investment is in the form of a collateral mortgage obligation supported by sub-prime mortgage loans. The collective carrying value of this investment is approximately $.2 million, representing less than 1/10 of 1 percent of the Company’s total fixed income investments, and had a Standard & Poor’s credit rating of AAA. This security was not considered as other than temporarily impaired as of December 31, 2007. While the Company’s exposure to sub-prime securities is not significant to the total investment portfolio, if the residential mortgage market continues to decline and / or the decline expands beyond the U.S. sub-prime, such circumstances could ultimately have an impact on other securities held within the investment portfolio.

The table below contains additional information concerning the investment ratings of the Company’s fixed-maturity investments at December 31, 2007:

TYPE/RATING OF INVESTMENT(1)	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
AAA (including U.S. government and agencies)	$212,180	$216,114	64.0%
AA	39,436	38,920	11.5%
A	70,404	69,038	20.4%
BBB	13,793	13,712	4.1%

	$335,813	$337,784	100.0%

(1)	The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc. were used.

The following table sets forth certain information concerning the maturities of fixed-maturity securities in the Company’s investment portfolio as of December 31, 2007:

	AMORTIZED COST	FAIR VALUE	PERCENTAGE OF FAIR VALUE
	(In Thousands)
Years to maturity:
One or less	$41,643	$41,618	12.3%
After one through five	154,399	154,951	45.9%
After five through ten	71,747	72,859	21.6%
After ten	4,203	4,285	1.2%
Mortgage-backed and asset-backed securities	63,821	64,071	19.0%

Totals	$335,813	$337,784	100.0%

The average weighted maturity of the securities in the Company’s fixed-maturity portfolio as of December 31, 2007, was 4.1 years. The average duration of the Company’s fixed-maturity portfolio as of December 31, 2007, was 2.8 years.

The Company maintains cash and highly liquid short-term investments, which at December 31, 2007, totaled $217.3 million. As investments matured or were called in recent periods, the Company grew its short-term investment position as it represented an attractive sector. As market conditions change the Company will look for strategic opportunities to reinvest these short-term investments in fixed-maturity securities in accordance with its guidelines.

The following table summarizes the Company’s investment results for the three years ended December 31, 2007, 2006 and 2005:

FOR THE YEARS ENDED DECEMBER 31,	2007	2006	2005
	(In Thousands)
Average invested assets (includes short-term investments)(1)	$544,353	$531,187	$548,829
Net investment income:
Before income taxes	$21,908	$20,410	$17,818
After income taxes	$14,240	$13,267	$11,582
Average annual yield on investments:
Before income taxes	4.0%	3.8%	3.2%
After income taxes	2.6%	2.5%	2.1%
Net realized investment (losses) gains
Before income taxes	$(114)	$(493)	$4,018
After income taxes	$(74)	$(320)	$2,612
Increase (decrease) in net unrealized losses on all investments after income taxes	$6,172	$274	$(8,009)

(1)	Includes fixed-maturity securities and equities at market and cash equivalents.

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

At December 31, 2007, the adjusted surplus level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2007, SCPIE Indemnity’s adjusted surplus level of $195.8 million was 466% of this threshold.

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

The Company has encountered challenges to its rate applications in recent years. See “Risk Factors—Rate Increases in California.” The Commissioner approved in its entirety the Company’s most recent application, which was implemented on January 1, 2005. As a result of the performance of its core business during the past two years the Company did not have a rate increase in 2007, and will not have a rate increase in 2008.

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

For a number of years, the Insurance Subsidiaries received an A.M. Best rating of A (Excellent), the third highest rating classification. As a result of losses in the non-core businesses, the Company’s rating was reduced in 2002 and 2003 to B (Fair). The Company took actions to improve its capital adequacy position through the orderly withdrawal from the non-core healthcare and assumed reinsurance businesses. In November, 2006, A.M. Best increased its rating for the Insurance Subsidiaries to B+ (Good). With the recent announcement that SCPIE Holdings Inc. has entered into a definitive agreement to be acquired by The Doctors Company, A. M. Best has placed the Company under review with developing implications. A.M. Best assigns a B+ rating to companies that have, in its opinion, a good ability to meet their ongoing obligations to policyholders.

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

EMPLOYEES

As of December 31, 2007, the Company employed 107 persons. None of the employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

The Executive Officers of the Company and their ages as of March 6, 2008, are as follows:

NAME	AGE	POSITION
Donald J. Zuk	71	President, Chief Executive Officer and Director
Ronald L. Goldberg	56	Senior Vice President, Underwriting and Marketing
Joseph P. Henkes	58	Secretary and Senior Vice President, Operations and Actuarial Services
Robert B. Tschudy	59	Senior Vice President, Chief Financial Officer and Treasurer
Edward G. Marley	47	Vice President and Chief Accounting Officer
Margaret A. McComb	63	Senior Vice President, Claims

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

Almost all of the Company’s 2008 premiums written will be generated in California. The revenues and profitability of the Company are therefore subject to prevailing regulatory, economic and other conditions in California, particularly Southern California. In addition, approximately 23.3% of premiums written were generated by groups of nine physicians or more. The largest group of physicians accounted for 2.5% of total premiums written in 2007 and one program of affiliated groups, accounted for 6.8% of premiums written in 2007.

Importance of Brokers

In the past few years, brokers have become increasingly important to the Company’s growth. During 2007, the Company wrote approximately 32% of its core healthcare liability business through independent brokers. The Company competes with other insurers for this brokerage business. To maintain its relationship with independent brokers, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of policyholder service and satisfaction. In addition, an insurer’s A.M. Best rating is an important factor. If a broker finds it preferable to do business with a competitor with a higher A.M. Best rating, it could be difficult to renew existing business written through such broker or attract new business.

Uncertainties of Future Expansion

From 1996 to 2001, the Company significantly expanded its healthcare liability insurance products into markets outside California. This expansion was not successful, and the Company is now “running off” this non-core healthcare liability business. At the present time, the Company has one continuing non-California program for physicians and medical groups in Delaware and may consider adding programs on a selective basis in the future. The Company cannot predict whether this remaining program will be ultimately successful or whether the Company will have the opportunity to add such programs in other jurisdictions, and, if so, whether any additional program will be successful. Success will depend upon, among other things, the A.M. Best rating of the insurance subsidiaries and the Company’s access to sufficient capital for any future expansion and its ability to accurately underwrite the healthcare risks and adequately price its policies in these other jurisdictions in which the Company does not have current experience.

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

The availability of healthcare liability insurance, or the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the healthcare liability insurance industry has tended to fluctuate between a soft insurance market and a hard insurance market. In a soft insurance market, competitive conditions could result in premium rates and underwriting terms and conditions that may be below profitable levels. For a number of years, the healthcare liability insurance industry in California and nationally has faced a soft insurance market. Although the Company believes that the California insurance market is profitable, there can be no assurance that this profitability will continue or as to its effect on the Company’s financial condition and results of operations.

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

In addition to pricing, competitive factors may include policyholder dividends, financial stability, breadth and flexibility of coverage and the quality and level of services provided. Three of the Company’s physician-owned competitors have announced their intention to pay some level of policyholder dividends in California in 2008.

The Company considers its A.M. Best rating to be extremely important to its ability to compete in its core markets. The Company’s current rating of B+ (Good) could adversely affect the Company’s ability to attract and retain policyholders in California and Delaware. See “Importance of A.M. Best Rating.”

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

The inherent uncertainty is greater for healthcare liability reserves where a longer period may elapse before a definite determination of ultimate claim liability is made, and where the judicial, political and regulatory climates are changing. Healthcare liability claims and expenses may be paid over a period of 10 or more years, which is longer than most property and casualty claims. Trends in losses on long-tail lines of business such as healthcare liability may be slow to appear, and accordingly, the Company’s reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. The core healthcare liability net reserves account for $283.3 million or 81.4% of total net reserves as of December 31, 2007. This portion of the reserves has the most historical experience available for actuarial analysis, and therefore should be the most predictable. A change of 1% in estimated loss cost trends based on more recent experience would have an effect of approximately $7.4 million on estimated reserve levels.

The reserves related to the non-core healthcare liability business present additional problems in determining adequate reserves. As the size of these reserves decline and the number of underlying cases decrease, the ultimate losses become more related to specific case results. Therefore, unexpected legal results in healthcare liability cases can produce unexpected reserve development. This was evident in 2004 as one adverse verdict in a Florida hospital case and an unexpected rise in severe dental claims caused a material upward development of prior years reserves. Since some of the remaining cases in the non-core healthcare liability business will ultimately go to trial many years after the event of loss, adverse verdicts or settlements at trial may affect the accuracy of future reserving. As of December 31, 2007, non-core healthcare liability reserves accounted for $23.9 million or 6.9% of total net reserves. Outstanding claims are 75 at December 31, 2007.

The following table presents the net assumed reinsurance reserves (including retrospective reserves ceded under the Rosemont Re Treaty of $5.7 million, $6.4 million, and $7.1 million, respectively) by major component as of December 31:

	2007	2006		2005
	(In Thousands)
Occupational accident business	$21,657	$19,134		$21,780
Excess D&O liability	3,839	5,414		6,375
Bail and immigration bonds	3,606	136	(1)	573	(1)
London-based business	2,247	19,494		24,427
Other	3,841	4,849		6,039

	$35,190	$49,027		$59,194

(1)	Additional net liabilities of $3.6 million representing payment requests made to the Company are included in other liabilities on the Company’s balance sheet. These net liabilities are being contested in pending arbitrations. (See “Legal Proceedings—Bail and Immigration Bond Proceedings.”)

Approximately 60% of the net assumed reinsurance reserves outstanding as of December 31, 2007 are supported by actuarial work performed by or for the ceding insurers. Since the time required for the ultimate losses to be reported through the worldwide reinsurance system may cover several years, unexpected events are more difficult to predict.

Establishing reserves in the assumed reinsurance area is complicated by the delay in reporting that naturally occurs as information passes through the worldwide reinsurance network. In addition, sudden and catastrophic events do occur and further complicate the reserving process. Such events have caused the Company to revise upward its assumed reinsurance reserves over time. Examples of these types of events include the World Trade Center terrorist attack in 2001, the sudden collapse of GoshawK Syndicate 102 in 2003 and the collapse of a large bonding company in 2004. (See Legal Proceedings—Bail and Immigration Bond Proceedings). In 2005 and 2007 a number of London-based insureds including various Lloyd’s syndicates increased reserve estimates from 2000 and 2001 policy years. The Company believes that its current assumed reinsurance reserve levels are adequate, but they may vary as the Company receives new information from the ceding insurers.

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

Necessary Capital and Surplus

Measures of capital and surplus are used in the casualty insurance industry to evaluate the safety and financial strength of an insurer. Recognized guidelines in the Company’s segment are that (i) an insurer should not operate at a ratio of net premiums written to statutory capital and surplus (policyholder surplus) greater than 1 to 1, and (ii) an insurer should not have a ratio of net loss and LAE reserves to policyholder surplus greater than 3 to 1. In recent years the Company had unfavorably exceeded both these measures because of the losses incurred in the non-core healthcare liability insurance and assumed reinsurance business. During 2005, 2006 and 2007, the Company has improved its capital and surplus position. At December 31, 2007, the Company had a ratio of net premiums written to policyholder surplus of .61 to 1 and a ratio of net loss and LAE reserves to policyholder surplus of 1.78 to 1. The Company cannot predict whether this improvement in policyholder surplus will be sufficient to result in continued improved ratings from A.M. Best.

The Company may need to raise additional statutory capital through financings to improve its financial rating. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, dilution to the Company’s stockholders could result, and in any case securities may have rights preferences and privileges that are senior to those of the Company’s current stockholders. Debt financing would impact future earnings because of interest charges.

Liquidity

The Company’s investment portfolio primarily consists of readily marketable fixed-income securities. In addition, the Company holds a significant cash and short-term investment position as of December 31, 2007. Should cash needs of the Company, primarily loss reserve payments, require the unplanned sale of a portion of the fixed income portfolio when the portfolios carrying value is in excess of current market rates, losses on security sales could impact the Company’s earnings in the period of sale.

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

In October 2007, following the Company’s announcement to be acquired by The Doctors Company, A.M. Best Co. placed the financial strength rating (FSR) of B+ (Good) under review with developing implications. In the year prior to the announcement, A.M. Best’s outlook for the Company was stable. The Insurance Subsidiaries ratings are at a competitive disadvantage with its principal California competitors. The Insurance Subsidiaries rely heavily on their longstanding policyholder relations and reputation in California, and compete principally on this basis in the California market. The Insurance Subsidiaries have not currently experienced a significant loss of business because of this A.M. Best rating; however, competitors could use their rating advantage to attract some of the Insurance Subsidiaries’ policyholders. If the Insurance Subsidiaries’ A.M. Best rating were to be reduced, this could have a material adverse effect on the Insurance Subsidiaries’ ability to continue to write policies in some segments of the market.

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

The Company is subject to a credit risk with respect to its reinsurers because reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer’s inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company. Rosemont Re, with which the Company had the largest receivable balance at December 31, 2007, incurred substantial unexpected losses during 2005 as a result of hurricanes Katrina, Rita and Wilma. Rosemont Re has ceased writing any new business and is in run-off. Under the Company’s reinsurance arrangement with Rosemont Re, Rosemont Re assets approximately equal to the estimated liabilities are currently held in trust to satisfy the liabilities. If the liabilities increased materially in the future, the Company would have to look to Rosemont’s Re’s general assets to satisfy any liabilities not covered by the trust assets. As of June 30, 2007, Rosemont Re reported shareholder equity of $66.2 million. See “Business—Ceded Reinsurance Programs.”

Highlands Insurance Group Contingent Liability

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver, through a Special Deputy Receiver (“SDR”) continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At December 31, 2007, Highlands had established case loss reserves of $2.8 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported (“IBNR”) losses are $2.4 million, for a total loss and loss adjustment expenses (“LAE”) reserve of $5.2 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The receiver has filed a rehabilitation plan with the Texas Court. A hearing on that plan is scheduled for May 12, 2008. In the interim, Highlands continues to pay and settle claims as the Receivership remains in place. If a Rehabilitation Plan ultimately is not approved, Highlands could be placed in liquidation.

Bail and Immigration Bond Proceedings

The Company’s Insurance Subsidiary, AHI, was a reinsurer during 2001 and 2002 under separate reinsurance agreements with Highlands and two other primary insurers covering bail and immigration bond programs administered by a single bonding company. During 2004, the bonding company failed and the primary insurers have made claims against AHI that are now part of active arbitration proceedings. The Company believes that its liability could amount to a potential loss of approximately $6.0 million. The Company’s best estimate of $3.6 million is recorded in the financial statements as part of loss and LAE reserves. See “Legal Proceedings—Bail and Immigration Bond Proceedings.”

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

The Risk-Based Capital rules provide for different levels of regulatory attention depending on the amount of a company’s total adjusted capital compared to its various RBC levels. At December 31, 2007 each of the Insurance Subsidiaries’ RBC exceeded the threshold requiring the least regulatory attention. At December 31, 2007, SCPIE Indemnity’s adjusted surplus level of $195.8 million was 466% of this threshold.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for its Company headquarters. The lease is for a term of 10 years ending in early 2009 and the Company has options to renew the lease for an additional 10 years. The Company moved its headquarters and principal operations to these offices in March 1999. The Company also leases office space for its claims offices in Reston, Virginia, and San Diego, California.

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

During 2004, CBC failed and a large number of bond losses emerged for 2000 and subsequent years. There were a number of disputes between the primary insurers and reinsurers in the CBC program. AHI was and is engaged in arbitration proceedings with each of the primary insurers to resolve these disputes. The Sirius, Highlands and Aegis proceedings were instituted on June 13, 2005, August 31, 2005 and December 7, 2005, respectively. The Company’s arbitration proceeding with Aegis concluded on February 10, 2006. The Company paid to Aegis a total amount slightly in excess of the amount reserved for this agreement at December 31, 2005, and the Company has commuted any future LAE and bail bond losses with Aegis. The arbitration hearing with Sirius started on March 5, 2007, and concluded on April 12, 2007. On April 16, 2007, the Sirius Arbitration Panel rendered a final award, requiring AHI to pay its proportionate share of all past and future losses and expenses billed by Sirius to AHI. AHI promptly complied with the award. The Highlands arbitration proceeding is still in its early stages.

The Company believes that its liability under the reinsurance agreements could amount to a potential loss of approximately $6.0 million. The Company has recorded in the financial statements its best reserve estimate of $3.6 million to cover the ultimate net liability under the Sirius and Highlands reinsurance agreements. Highlands has provided claim information to the Company with respect to alleged losses during 2001 and 2002 under bail bonds issued in the State of New Jersey and alleged losses during 2001 under federal immigration bonds. Highlands has indicated in filings that it has additional exposure under bail bonds issued in states other than New Jersey. The Company understands that New Jersey bail bonds and federal immigration bonds represent the vast majority of the bonds issued by Highlands through CBC; however, the Company expects that Highlands will assert similar claims against the reinsurers relating to bail bonds issued in other state jurisdictions. Highlands has not provided sufficient information to measurably quantify certain of these additional losses or allocate such losses among the 2001 and 2002 years in which AHI participated and the 2000 year in which the Company did not participate. Given the uncertainties of these actual and prospective bail bond and other claims, future loss development on the CBC program could be greater than the reserves estimated by the Company at December 31, 2007. The Company intends to vigorously contest the claims of Highlands.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol “SKP.” The following table shows the closing price ranges per share in each quarter, during the last two years:

2006	HIGH	LOW
First quarter	$25.70	$21.41
Second quarter	$25.51	$20.60
Third quarter	$25.20	$22.05
Fourth quarter	$28.89	$23.01

2007
First quarter	$27.10	$20.89
Second quarter	$25.82	$20.71
Third quarter	$25.62	$18.80
Fourth quarter	$28.00	$21.10

2008
First quarter (January – March 10th)	$27.50	$25.61

On March 10, 2008, the closing price of the Company’s common stock was $27.35.

Stockholders of Record

The number of stockholders of record of the Company’s Common Stock as of March 10, 2008, was 4,724.

Dividends

SCPIE Holdings paid quarterly cash dividends on its common stock from 1997 to 2003. In March 2004, the Board of Directors suspended its quarterly dividends. Future payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, SCPIE Holdings is largely dependent upon dividends from its subsidiaries to pay dividends to its stockholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. State law permits payment of dividends and advances within any 12-month period without any prior regulatory approval in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31 or statutory net income for the calendar year preceding the date the dividend is paid. Under these restrictions, neither AHI nor AHSIC may pay a dividend during 2008 to SCPIE Indemnity without regulatory approval. SCPIE Indemnity paid $3.0 million in 2006 and no dividend in 2007 to SCPIE Holdings. SCPIE Indemnity is entitled to pay dividends in 2008 of up to $31.9 million to SCPIE Holdings. See “Business—Regulation—Regulation of Dividends from Insurance Subsidiaries” and “Note 6 to Consolidated Financial Statements.”

The graph below compares the cumulative total stockholder return on the shares of Common Stock of the Company for the period from December 31, 2002 through December 31, 2007, with the cumulative total return on the Standard and Poor’s 500 Index (the “S&P 500 Index”) and the SNL All Property & Casualty Insurance Index (the SNL Index”) over the same period (assuming the investment of $100 in the Company’s Common Stock on December 31, 2002 and the reinvestment of all dividends.)

Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
SCPIE Holdings Inc.	100.00	140.45	158.29	331.23	416.27	437.45
SNL Insurance P&C Index	100.00	123.73	135.62	148.25	172.81	186.59
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

AS OF OR FOR THE YEARS ENDED DECEMBER 31,	2007	2006	2005	2004	2003
	(In Thousands, except per share data)
INCOME STATEMENT DATA:
Premiums written(1)	$120,956	$123,641	$126,331	$129,210	$147,039

Premiums earned(1)	$121,659	$123,531	$128,436	$136,106	$163,887
Net investment income	21,908	20,410	17,818	19,174	21,954
Net realized investment gains (losses) and other revenue	169	(32)	5,201	2,042	1,152

Total revenues	143,736	143,909	151,455	157,322	186,993
Losses and loss adjustment expenses	82,039	98,088	111,156	138,927	161,366
Underwriting and other operating expenses	34,044	27,465	34,807	26,273	45,844

Total expenses	116,083	125,553	145,963	165,200	207,210

Income (loss) before income tax expense (benefit)	27,653	18,356	5,492	(7,878)	(20,217)
Income tax expense (benefit)	9,714	6,076	2,024	8	(7,411)

Net income (loss)	$17,939	$12,280	$3,468	$(7,886)	$(12,806)

BALANCE SHEET DATA:
Total investments and cash and cash equivalents	$556,772	$537,803	$532,358	$575,780	$647,179
Total assets	$672,736	$685,509	$704,164	$979,635	$991,250
Total liabilities	$440,697	$478,865	$513,371	$785,113	$787,062
Total stockholders’ equity	$232,039	$206,644	$190,793	$194,522	$204,188

ADDITIONAL DATA:
Basic earnings (loss) per share of common stock(2)	$1.87	$1.29	$0.37	$(0.84)	$(1.37)
Diluted earnings (loss) per share of common stock(2)	$1.82	$1.27	$0.36	$(0.84)	$(1.37)
Dividends per share of common stock	$—	$—	$—	$—	$0.40
Book value per share	$24.21	$21.63	$20.05	$20.68	$21.79
Statutory capital and surplus	$195,787	$164,414	$145,614	$136,536	$140,216

(1)	Premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Premium written is a statutory measure of production levels. Premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is earned, on a pro-rata basis, as income in the financial statements for the periods presented. The change in unearned premium reconciles the difference between the two measures.
(2)	Basic earnings (loss) per share of common stock at December 31, 2007, 2006, 2005, 2004, and 2003 are computed using the weighted average number of common shares outstanding during the year of 9,569,859, 9,524,570, 9,455,391, 9,387,556, and 9,352,070, respectively. Diluted earnings per share of common stock at December 31, 2007, 2005, 2004, 2003 and 2002 are computed using the weighted average number of common shares outstanding during the year of 9,866,187, 9,657,059, 9,549,353, 9,387,556, and 9,352,070 respectively. For further discussion of basic earnings per share and diluted earnings per share, see “Note 10 to Consolidated Financial Statements.”

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

Because the reserve establishment process is by definition an estimate, actual results will vary from amounts established in earlier periods. The Company recognizes such differences in the periods they are determined. Since reserves accumulate on the balance sheet over several years until all claims are settled, a determination of inadequacy or redundancy could easily have a significant impact on earnings and therefore stockholders’ equity. The Company has established net reserves of $348.1 million and gross reserves of $378.4 million as of December 31, 2007 respectively, not including the retrospective reserves ceded under the Rosemont Re treaty. Reserves attributable to the operating segments of the Company are as follows:

SCPIE Holdings Inc.

Summary of Loss and LAE Reserves by Segment

December 31, 2007	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
	(In Thousands)
Direct Healthcare
Core	$65,182	$226,824	$292,006	$8,666	$283,340
Non-Core	11,072	13,861	24,933	1,020	23,913

	76,254	240,685	316,939	9,686	307,253
Assumed Reinsurance	43,593	17,899	61,492	20,648	40,844

	$119,847	$258,584	$378,431	$30,334	$348,097

December 31, 2006
Direct Healthcare
Core	$70,869	$213,018	$283,887	$9,758	$274,129
Non-Core	23,408	15,778	39,186	1,532	37,654

	94,277	228,796	323,073	11,290	311,783
Assumed Reinsurance	56,151	26,224	82,375	26,934	55,441

	$150,428	$255,020	$405,448	$38,224	$367,224

December 31, 2005
Direct Healthcare
Core	$76,726	$194,114	$270,840	$13,935	$256,905
Non-Core	42,730	20,523	63,253	2,637	60,616

	119,456	214,637	334,093	16,572	317,521
Assumed Reinsurance	59,804	35,418	95,222	28,963	66,259

	$179,260	$250,055	$429,315	$45,535	$383,780

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

Reserve Sensitivity

The Company’s operations, both currently and in the past, have been in areas of insurance considered long-tail lines of business. The long-tail reference relates to both the length of time it takes for claims to become known to an insurer and to be ultimately resolved. As a result of this extended length of time, an actuarial analysis of medical malpractice liability reserves and assumed reinsurance reserves is especially difficult. Small changes in the length of reporting or settlement patterns as well as in the average settlement amount caused by judicial decisions, inflation, catastrophes and foreign exchange rates can result in significant variability in projected reserve levels. In general, for these lines of business, the Company believes that a range plus or minus 10% from expected results is not considered an abnormality. This range reflects the uncertainly of the claim environment as well as the limited predicting power of past data. These uncertainties and limitations are not specific to the Company. A plus or minus 10% range around the Company’s net reserves held as of December 31, 2007 is a range of plus or minus $34.8 million. Such a range does not include all possible scenarios from a statistical distribution standpoint. The range represents a reasonable estimate of possible outcomes and should not be confused with a range of best estimates. The reserve selections represent the Company’s estimate of what it believes is the most probable outcome (best estimate) albeit the probability of any specific selection being exactly the ultimate result when all claims are paid and settled is very small.

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

As an example of the potential variability of the estimate for loss and LAE reserves, the following table illustrates the impact on the level of reserves of potential changes in key assumptions related to the Company’s reserves:

	Impact on Reserves (In Millions)
	Reduction	Increase
Core Healthcare Reserves
2 percentage point increase in pure loss cost trend		$14.9
2 percentage point decrease in pure loss cost trend	$14.9

Non Core Healthcare Reserves
10% increase in average settlement value		$2.4
10% decrease in average settlement value	$2.4

Assumed Reinsurance Reserves
10% increase in reported losses		$3.5
10% decrease in reported losses	$3.5

The examples selected for inclusion in the preceding table are considered reasonably possible because

•

for the Core Healthcare Business, the primary decline in pure loss cost trend over the past several years has been driven primarily by decreases in the frequency of claims. Since the decrease in claim frequency is not attributable to any specific cause, this trend is not readily predictable and may be offset by increased severity if frequency declines relate primarily to historically smaller claims. The Company considers a 2 percentage point movement either up or down reasonably possible.

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

Core Healthcare Reserves

The primary factor affecting the adequacy of reserve estimates in the core area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. The inherent pure loss cost trend included in the setting of the 2005, 2006 and 2007 reserves has been 2.2%, 1.2% and 0.0% respectively. The primary factor which has decreased the pure loss cost trend during this timeframe has been a significant decline in the frequency of claims. The frequency of claims declined 21.1% in 2005, 4.6% in 2006 and 0.8% in 2007. The Company does not know of any empiric reason for the decline in claim frequency but believes it may represent a general decline in the propensity of claimants to sue or file claims against doctors after the great deal of publicity that surrounded the effect that medical malpractice insurance rates had on the practice of medicine in various parts of the country. The Company also believes this decline may be in smaller less meritorious claims. This may have the effect of increasing average severity. The Company believes other companies have reported in the media that this decline in frequency has occurred across the country as well as in California where the Company primarily operates. At 2007 reserve levels, a 1% change in pure loss costs trend produces a change in reserves of approximately $4.0 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 95% of core reserves.

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

The net reserves for non-core healthcare operations as of December 31, 2007 consist of the following:

	Number of Outstanding Cases	Net Case Reserves	Net Bulk and IBNR Reserves	Net Total Reserves
	(Dollars In Thousands)
Physician	40	$9,590	$8,663	$18,253
Hospital	33	1,440	3,918	5,358
Dental	2	42	260	302

Total	75	$11,072	$12,841	$23,913

The following table shows the progress the Company has achieved in the disposition of the non-core healthcare claims.

	2007	2006	2005
	(Dollars in Thousands)
New Claims Reported	6	11	16
Claims Closed with Indemnity	28	41	92
Claims Closed with No Indemnity	39	63	126

Total Closed Claims	67	104	218
% Closed with Indemnity	41.8%	39.4%	42.2%
Case Reserves	$11,072	$23,091	$42,222
IBNR Reserves	12,841	14,563	18,394

Total Loss and LAE Reserves	$23,913	$37,654	$60,616

Number of Open Claims	75	136	229
Average Reserve (including IBNR) per Open Claim	$318.8	$276.9	$264.7

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

The Company holds net reserves (including retrospective reserves ceded under the Rosemont Re treaty of $5.7 million) of $35.2 million as of December 31, 2007. The net reserves consist of the following (in thousands):

2007
Occupational accident business	$21,657
Excess D&O liability	3,839
Bail and immigration bonds	3,606
London-based business	2,247
Other	3,841

$35,190

The Occupational Accident reserves are provided to the Company by the internal actuary for the managing general agent in charge of the programs. The Company and its independent actuaries periodically review the resulting estimates of the managing general agent’s actuary for concurrence with his estimates. The remaining reserves involve approximately 33 separate contracts primarily involving high level excess of loss contracts, both property and casualty. These contracts are subject to periodic review by the Company’s internal and independent actuaries.

The Company believes that Occupational Accident reserves should be relatively stable at this point and the remaining reserves are based primarily on amounts currently reported to the Company by the ceding companies. As time passes, the ability of the underlying insureds to accurately reserve the large excess of loss type cases should improve. However, since the reporting of losses through the worldwide reinsurance market is often slow and is dependent upon the reporting by the ceding companies, the adequacy of these reserves has a potential for volatility and no assurances can be given that further adverse development will not occur. A 10% change in the reported losses would have resulted in a $3.5 million change in these reserves as of December 31, 2007.

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

Income taxes

At December 31, 2007, the Company had $31.9 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $10.9 million for a $31.1 million net operating loss carryforward that will begin to expire in 2024. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the net deferred income tax assets will be realized through its future earnings. The Company will utilize an estimated $29.9 million of the net operating loss as of December 31, 2006, in its 2007 tax return.

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

In 2001, the Company recognized that the Brown & Brown and non-standard physician programs were seriously underpriced and implemented significant premium increases in its principal non-California markets. The Company also instituted more stringent underwriting and pricing guidelines in these states. Despite the significant price increases and more stringent underwriting guidelines, the non-California programs produced significant underwriting losses in 2002, 2003 and 2004. The Company and Brown & Brown agreed in early 2002 to terminate both the physician and dental programs no later than March 2003. This exposure is currently reserved and continues to decline over time.

During 2008, the Company will continue to concentrate its efforts on its core physician and medical group business in California and Delaware and settling outstanding claims in the non-core business.

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

Direct Healthcare Liability Insurance Segment

Underwriting Results

(In Thousands)

YEAR ENDED DECEMBER 31, 2007	CORE	NON-CORE	TOTAL
Premiums written	$121,169	—	$121,169

Premiums earned	$121,872	—	$121,872
Losses and LAE incurred	75,609	—	75,609
Underwriting expenses	26,159	—	26,159

Underwriting gain	$20,104	—	$20,104

Loss ratio	62.0%
Expense ratio	21.5%
Combined ratio	83.5%
Net reserves held	$283,340	$23,913	$307,253

YEAR ENDED DECEMBER 31, 2006	CORE	NON-CORE	TOTAL
Premiums written	$123,280	—	$123,280

Premiums earned	$123,170	—	$123,170
Losses and LAE incurred	86,928	—	86,928
Underwriting expenses	25,479	—	25,479

Underwriting gain	$10,763	—	$10,763

Loss ratio	70.6%
Expense ratio	20.7%
Combined ratio	91.3%
Net reserves held	$274,129	$37,654	$311,783

YEAR ENDED DECEMBER 31, 2005	CORE	NON-CORE	TOTAL
Premiums written	$126,872	$377	$127,249

Premiums earned	$127,556	$393	$127,949
Losses and LAE incurred	90,463	(2,297)	88,166
Underwriting expenses	25,900	78	25,978

Underwriting gain	$11,193	$2,612	$13,805

Loss ratio	70.9%
Expense ratio	20.3%
Combined ratio	91.2%
Net reserves held	$256,905	$60,616	$317,521

Core Business

Premiums written for the core direct healthcare liability insurance business decreased 1.7% and 2.8% in 2007 and 2006 and premiums earned decreased 1.0% in 2007 and 3.4% in 2006, respectively. The decrease in written and earned premium for 2007 and 2006 was primarily the result of decreases in premium related to loss rated policies as loss experience improved.

The Company has historically had a high renewal rate in its core business. The renewal rates of insureds who were offered renewal was 92% for 2007, 96% for 2006, and 95% for 2005. The deterioration in the renewal rate in 2007 was principally attributable to a chiropractors program that the Company insured for a number of years successfully. The program was controlled by a single agency who moved the business to a national competitor. Although the program represented a significant number of policies, total net annual premiums associated with the program was less than $1.5 million. The Company routinely loses insureds due to underwriting actions taken by the Company, or by insureds moving to competitors, leaving their practice, retiring or joining a health facility that provides for their insurance. These losses are offset by new sales activities. New policies written in 2007, 2006, and 2005, were 860, 868, and 1,077, respectively. The core business policies inforce at year end 2007, 2006, and 2005 were 9,767, 10,289, and 10,397 policies, respectively.

The loss ratio (loss and LAE related to premium earned) for 2007 was 62.0% compared to loss ratios of 70.6% and 70.9% for 2006 and 2005 respectively. The 8.6 percentage point decrease in the ratio between 2007 and 2006, and the 0.3 percentage point decrease in the ratio between 2006 and 2005, primarily reflects the fact that the frequency of claims declined 0.8% and 4.6% during these respective periods. The improved frequency trend resulted in re-estimations of previous years’ loss and LAE reserves that had an estimated favorable impact of 6 percentage points on the calendar year loss ratio in 2007. These declines were partially offset by increases in the estimate of the average cost of claims.

The underwriting expense ratio (expenses related to premiums earned) increased to 21.5% in 2007 compared to 20.7% and 20.3% in 2006 and 2005. The increase in 2007 was largely due to the effect of spreading expenses over a smaller premium base.

Non-Core Business

The premiums written and earned in 2005 were generated by policyholders exercising their right to purchase tail coverage.

No adjustments were made to overall reserve levels in 2007 and 2006 because experience related to new claims and average settlement amounts was consistent with actuarial expectations.

The Company has made significant progress in 2007 and 2006 in settling claims related to non-core healthcare liability business in run-off. Total net reserves declined from $60.6 million at December 31, 2005, to $37.7 million at December 31, 2006, and $23.9 million at December 31, 2007. Outstanding claims decreased from 229 at December 31, 2005, to 136 at December 31, 2006, and 75 at December 31, 2007. Six new claims were reported in 2007 compared to 11 in 2006 and 16 in 2005.

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

Assets approximately equal to Rosemont Re’s estimated liabilities under its reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts. As of June 30, 2007 Rosemont Re had $66.2 million of capital.

Results of Operations—Assumed Reinsurance Segment

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated:

	Assumed Reinsurance Segment Underwriting Results (In Thousands)
FOR THE YEAR ENDED DECEMBER 31,	2007	2006	2005
Premiums written (returned)	$(213)	$361	$(918)

Premiums earned (returned)	$(213)	$361	$487
Underwriting expenses
Losses	6,430	11,160	22,990
Underwriting and other operating expenses	2,263	377	8,829

Underwriting loss	$(8,906)	$(11,176)	$(31,332)

Net reserves (including retrospective reserves ceded) held	$35,190	$49,027	$59,194

The Company ceased writing assumed reinsurance business at the end of the 2003 underwriting year. Premiums written/(returned) and earned/(returned) in 2007 were primarily adjustments made for earlier periods.

The underwriting loss in 2007 related primarily to upward development on certain contracts and provisions for potential contract disputes.

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

Net loss reserves related to the assumed reinsurance segment declined from $59.2 million at December 31, 2005 to $49.0 million in 2006 and $35.2 million in 2007 as reserves were settled and programs were commuted.

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

Other Operations

YEAR ENDED DECEMBER 31,	2007	2006	2005
	(In Thousands)
Net investment income	$21,908	$20,410	$17,818
Net realized investment (losses) gains	(114)	(493)	4,018
Average invested assets	544,353	531,187	548,829
Average rate of return before taxes	4.0%	3.8%	3.2%

Net investment income increased to $21.9 million in 2007 from $20.4 million for 2006 and from $17.8 million in 2005. The changes in net investment income are primarily related to changes in short-term interest rates between periods, as the portfolio is very short in duration.

In 2007 the Company incurred $5.6 million in transaction expenses associated with the auction process and subsequent merger agreement executed with The Doctors Company.

In 2006 the Company incurred $1.6 million in expenses related to a proxy contest.

In 2005 the Company sold its stock interest in a privately held insurance company for a $4.4 million gain.

Income Taxes

The Company currently has a net deferred tax asset of $31.9 million as of December 31, 2007, of which $10.9 million relates to a $31.1 million net operating loss carryforward which begins to expire in 2024. The Company will be able to utilize this carryforward to reduce taxes in future periods. The losses which gave rise to the operating loss carryforward were primarily generated by underwriting losses in the non-core direct healthcare liability and assumed reinsurance businesses. Since these operations are now in run-off and the core business has historically been profitable on both a GAAP and tax basis, after consideration of investment income, the Company’s projections indicate that it is more likely than not that the net operating loss carryforward will be fully utilized within the carryforward period.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. The Company had positive cash flow from operations of $11.8 million in 2007 and $7.6 million in 2006 compared to 2005, when the Company had negative cash flow from operations of $30.2 million. The positive cash flow during 2007 is primarily related to core premium receipts and the decreasing claims payments associated with the non-core healthcare liability and assumed reinsurance programs, which are now in run-off. As the Company continues to pay-off non-core healthcare liability and assumed reinsurance reserves generated by prior years written premiums, the Company may again have negative cash flow from operations.

The Company maintains a significant portion of its investment portfolio in high-quality, short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents totaled $217.3 million, or 39.0% of invested assets, at December 31, 2007. The Company believes that all of its short-term and fixed-maturity securities are readily marketable. In addition, available current investment yields relative to available long-term yields have caused the Company to build up its short-term investments.

Generally, the Company invests its cash flow from operations principally in taxable fixed-maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8.0% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $1.7 million at December 31, 2007 and $2.0 million at 2006. The Company plans to refocus its emphasis on fixed-maturity securities investments.

The exposure to sub-prime residential mortgage lending is through a single issue within the Company’s fixed income investment portfolio that contains securities collateralized by mortgages that have characteristics of sub-prime lending. This investment is in the form of a collateral mortgage obligation supported by sub-prime mortgage loans. The collective carrying value of this investment is approximately $.2 million, representing less than 1/10 of 1 percent of the Company’s total fixed income investments, and had a Standard & Poor’s credit rating of AAA. This security was not considered as other than temporarily impaired as of December 31, 2007. While the Company’s exposure to sub-prime securities is not significant to the total investment portfolio, if the residential mortgage market continues to decline and / or the decline expands beyond the U.S. sub-prime, such circumstances could ultimately have an impact on other securities held within the investment portfolio.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a term of 10 years ending in early 2009.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its Insurance Subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The Insurance Subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2008 without prior regulatory approval is approximately $31.9 million.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of December 31, 2007, SCPIE Holdings held cash and short-term securities of $4.0 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the Insurance Subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings over the next 18 months.

The Company’s capital adequacy position was weakened in the past by the losses in the non-core businesses. The Company’s current rating from A.M. Best is B+ (Good). In October 2007, following the Company’s announcement to be acquired by The Doctors Company, A.M. Best Co. placed the financial strength rating (FSR) of B+ (Good) under review with developing implications. In the year prior to the announcement, A.M. Best’s outlook for the Company was stable. A.M. Best assigns this rating to companies that have, in its opinion, a good ability to meet their current obligations to policyholders. The Company believes that it has strengthened its capital adequacy position at December 31, 2007, under the methodology followed by A.M. Best, but does not know whether this will result in a further rating change. The NAIC has developed a different methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2007, the RBC level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2007, SCPIE Indemnity’s adjusted surplus level of $195.8 million was 466% of this threshold.

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

Contractual commitments as of December 31, are as follows:

Payments Due by Period	2008	2009	2010	2011	2012	Thereafter
	(In Thousands)
Loss and LAE Reserve Payments	$134,029	$97,435	$60,614	$38,116	$26,418	$21,819
Operating Leases	2,699	243	55	—	—	—
SERP Benefits	288	503	430	519	609	840
Other Post-Retirement Benefits	55	58	61	63	65	350

	$137,071	$98,239	$61,160	$38,698	$27,092	$23,009

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

The Company has a letter of credit facility in the amount of $25 million with Union Bank of California. Letters of credit issued under the facility collateralize loss reserves under reinsurance contracts. As of December 31, 2007, letter of credit issuance under the facility was approximately $16.1 million. Securities of $16.1 million are pledged as collateral under the facility.

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

The Company invests its assets primarily in fixed-maturity securities, which at December 31, 2007, comprised 60.7% of total investments at market value. Corporate bonds represent 46.2% and U.S. government bonds represent 34.9% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for .3% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed-maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed-maturity portfolio at December 31, 2007 was 2.8 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

At December 31, 2007, the investment portfolio included $2.2 million in net unrealized gains. At December 31, 2006, the investment portfolio included $7.3 million in net unrealized losses.

The Company’s invested assets are subject to interest rate risk. The following table presents the effect on current estimated fair values of the fixed-maturity securities available for sale and common stocks assuming a 100-basis-point (1.0%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices as Indicated Below
	(In Thousands)
December 31, 2007
Interest rate risk*
Fixed-maturity securities available for sale	$337,784	$337,784	$328,292
Equity price risk**
Common stocks	$1,665	$1,665	$1,499
December 31, 2006
Interest rate risk*
Fixed-maturity securities available for sale	$389,954	$389,954	$378,638
Equity price risk**
Common stocks	$2,034	$2,034	$1,831

*	Adjusted interest rates assume a 100-basis-point (1.0%) increase in market rates
**	Adjusted equity prices assume a 10% decline in market values

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

The Company’s fixed income investment portfolio contains securities collateralized by mortgages that have characteristics of sub-prime lending. While the Company’s exposure to sub-prime securities is not significant to the total investment portfolio, if the residential mortgage market continues to decline and / or the decline expands beyond the U.S. sub-prime, such circumstances could ultimately have an impact on other securities held within the investment portfolio, and therefore, on the Company’s liquidity.

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

The Company has conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2007 based in the criteria related to internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting was effective as of December 31, 2007 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the Company’s internal control as of December 31, 2007, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SCPIE Holdings Inc.

We have audited SCPIE Holdings Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SCPIE Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of SCPIE Holdings Inc. and subsidiaries and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 14, 2008

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2007 (the “Proxy Statement”) and is incorporated herein by reference:

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1) and (a)(2) and (a)(3) FINANCIAL STATEMENTS AND SCHEDULES.

Reference is made to the “Index—Financial Statements and Financial Statement Schedules—Annual Report on Form 10-K” filed on page 55 of this Form 10-K report.

(a)	(3) Exhibits:

NUMBER	DOCUMENT
2.1	Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

2.2	Agreement and Plan of Merger among The Doctors Company, Scalpel Acquisition Corp. and SCPIE Holdings Inc., dated as of October 15, 2007 (filed with the Company’s Current Report on Form 8-K on October 16, 2007 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed with the Company’s Current Report on Form 8-K on December 28, 2007 and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement effective as of January 2, 2006, between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of January 2, 2006 (filed with the Company’s Current Report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.31*	SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32*	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.33	Inter-Company Pooling Agreement effective January 1, 1997 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.34	SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.36	Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.50*	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

10.51*	Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.52*	Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

NUMBER	DOCUMENT
10.53*	Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.56*	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001 (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

10.59*	Form of Stock Option Agreement under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.60*	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.61*	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.62	Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.63	First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.65*	Deferred Compensation Agreement dated as of January 3, 2005, by and between SCPIE Management Company and Donald P. Newell (filed with the Company’s Current Report on Form 8-K on January 5, 2005 and incorporated herein by reference).

10.66*	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.67	Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.68	Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.69*	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.70*	2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.71*	Form of Restricted Stock Agreement for Independent Directors (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.72*	First Amendment to the 2003 Amended and Restated Equity Participation Plan (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.73*	Amendment 2004-1 to the Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.75	Addendum No. 3 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2005 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.78	Second Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 12, 2004 and incorporated herein by reference).

NUMBER	DOCUMENT
10.79*	Amendment #2 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 15, 2004 and incorporated herein by reference).

10.80*	Form of Deferred Stock and Dividend Equivalent Agreement for Independent Directors (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.81	Commutation and Release Agreement dated December 31, 2006 between the Company and Chaucer Syndicates Limited (filed with the Company’s Annual Report on Form 10-K on March 16, 2007 and incorporated herein by reference).

10.82	First—Third Excess of Loss Reinsurance Contract 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2004 (filed with the Company’s Annual Report on Form 10-K on March 16, 2005 and incorporated herein by reference.

10.83	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2005 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.84	Deferred Compensation Agreement dated as of December 8, 2005 between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.85*	Deferred Compensation Agreement dated as of December 8, 2005 between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.86*	Amendment to Employment Arrangement dated as of December 8, 2005 between Donald P. Newell and SCPIE Holdings, Inc. (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.87*	Deferred Compensation Agreement dated as of January 1, 2001, between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated October 23, 2002 (filed with the Company’s Annual Report on 10-K on March 31, 2003 and incorporated herein by reference).

10.88	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2006 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.89	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2007 (filed with the Company’s Annual Report on Form 10-K on March 16, 2007 and incorporated herein by reference).

10.90	Addendum No. 4 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2006 (filed with the Company’s Annual Report on Form 10-K on March 16, 2007 and incorporated herein by reference).

10.91*	Form of Third Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Current Report on Form 8-K on June 28, 2006 and incorporated herein by reference).

10.92	Settlement Agreement dated as of December 14, 2006 between SCPIE Holdings Inc., Joseph Stilwell, Stilwell Value Partners III, L.P. and Stilwell Value (filed with the Company’s Current Report on Form 8-K on December 15, 2006 and incorporated herein by reference.)

10.93*	Amendment 2007-1 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 28, 2007 and incorporated herein by reference).

10.94*	Amendment 2007-1 to the Supplemental Employee Retirement Plan for Selected Employees of SCPIE Management Company, as Amended and Restated Effective as of January 1, 2001 (filed with the Company’s Current Report on Form 8-K on December 28, 2007 and incorporated herein by reference).

NUMBER	DOCUMENT
10.95	Credit Agreement, dated as of July 18, 2007, by and among Union Bank of California and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company (filed with the Company’s Quarterly Report on Form 10-Q on August 9, 2007 and incorporated herein by reference).

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD J. ZUK Donald J. Zuk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ ROBERT B. TSCHUDY Robert B. Tschudy	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/s/ EDWARD G. MARLEY Edward G. Marley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2008

/s/ MITCHELL S. KARLAN, M.D. Mitchell S. Karlan, M.D.	Chairman of the Board and Director	March 14, 2008

/s/ KAJ AHLMANN Kaj Ahlmann	Director	March 14, 2008

/s/ MARSHALL S. GELLER Marshall S. Geller	Director	March 14, 2008

/s/ WILLIS T. KING, JR. Willis T. King, Jr.	Director	March 14, 2008

/s/ JACK E. MCCLEARY, M.D. Jack E. McCleary, M.D.	Director	March 14, 2008

/s/ WENDELL L. MOSELEY, M.D. Wendell L. Moseley, M.D.	Director	March 14, 2008

/s/ WILLIAM A. RENERT, M.D. William A. Renert, M.D.	Director	March 14, 2008

/s/ HENRY L. STOUTZ, M.D. Henry L. Stoutz, M.D.	Director	March 14, 2008

/s/ RONALD H. WENDER, M.D. Ronald H. Wender, M.D.	Director	March 14, 2008

SCPIE HOLDINGS INC.

ITEM 15(a)(3) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ANNUAL REPORT ON FORM 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SCPIE Holdings Inc.

We have audited the accompanying consolidated balance sheets of SCPIE Holdings Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCPIE Holdings Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SCPIE Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 14, 2008

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

DECEMBER 31,	2007	2006
ASSETS
Securities available-for-sale (Note 2):
Fixed maturity investments, at fair value (amortized cost 2007—$335,813; 2006—$397,553 )	$337,784	$389,954
Equity investments, at fair value (cost 2007—$1,428; 2006—$1,723)	1,665	2,034

Total securities available-for-sale	339,449	391,988
Cash and cash equivalents	217,323	145,815

Total investments and cash and cash equivalents	556,772	537,803
Accrued investment income	5,029	5,330
Premiums receivable, net	13,142	18,697
Assumed reinsurance receivable, net	14,230	17,089
Reinsurance recoverable (Note 4)	36,194	45,564
Deferred policy acquisition costs	7,420	7,351
Deferred federal income taxes, net (Note 5)	31,946	44,661
Property and equipment, net	948	1,733
Other assets	7,055	7,281

Total assets	$672,736	$685,509

LIABILITIES
Reserves:
Losses and loss adjustment expenses (Note 3)	$378,431	$405,448
Unearned premiums	41,112	41,815

Total reserves	419,543	447,263
Amounts held for reinsurance	1,220	13,317
Other liabilities	19,934	18,285

Total liabilities	440,697	478,865
Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2007—9,583,165; and 2006—9,553,906 shares outstanding	1	1
Additional paid-in capital	36,704	37,127
Retained earnings	289,636	271,925
Treasury stock, at cost 2007—2,708,926 shares; and 2006—2,738,185 shares	(93,927)	(95,278)
Subscription notes receivable	(1,509)	(1,849)
Accumulated other comprehensive income (loss)	1,134	(5,282)

Total stockholders’ equity	232,039	206,644

Total liabilities and stockholders’ equity	$672,736	$685,509

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per-share data)

FOR THE YEARS ENDED DECEMBER 31,	2007	2006	2005
REVENUES
Net premiums earned (Note 4)	$121,659	$123,531	$128,436
Net investment income (Note 2)	21,908	20,410	17,818
Realized investment (losses) gains (Note 2)	(114)	(493)	4,018
Other revenue	283	461	1,183

Total revenues	143,736	143,909	151,455
EXPENSES
Losses and loss adjustment expenses (Note 3)	82,039	98,088	111,156
Underwriting and other operating expenses (Note 1 and Note 4)	34,044	27,465	34,807

Total expenses	116,083	125,553	145,963

Income before income tax expense	27,653	18,356	5,492
Income tax expense (Note 5)	9,714	6,076	2,024

Net income	$17,939	$12,280	$3,468

Basic income per share of common stock (Note 10)	$1.87	$1.29	$0.37
Diluted income per share of common stock (Note 10)	$1.82	$1.27	$0.36

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		(in Thousands)
	SHARES OF COMMON STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2005	9,404,604	$1	$37,127	$256,177	($97,654)	($3,018)	$1,889	$194,522
Net income		—	—	3,468	—	—	—	3,468
Unrealized losses on securities, net of applicable income tax benefit of $4,312		—	—	—	—	—	(8,009)	(8,009)
Change in minimum pension liability, net of applicable income taxes of ($25)		—	—	—	—	—	47	47
Unrealized foreign currency loss		—	—	—	—	—	(195)	(195)

Comprehensive loss								(4,689)
Treasury stock reissued	112,312	—	—	—	591	—	—	591

Stock subscription notes repaid		—	—	—	—	369	—	369
BALANCE AT DECEMBER 31, 2005	9,516,916	1	37,127	259,645	(97,063)	(2,649)	(6,268)	$190,793
Net Income		—	—	12,280	—	—	—	12,280
Unrealized gains on securities, net of applicable income taxes of ($147)		—	—	—	—	—	274	274
Change in minimum pension liability, net of applicable income taxes of ($96)		—	—	—	—	—	179	179
Unrealized foreign currency gain		—	—	—	—	—	189	189

Comprehensive income								12,922
Adoption of FAS 158, net of applicable income taxes of ($185)		—	—	—	—	—	344	344
Treasury stock reissued	36,990	—	—	—	1,785	—	—	1,785
Stock subscription notes repaid		—	—	—	—	800	—	800

BALANCE AT DECEMBER 31, 2006	9,553,906	1	37,127	271,925	(95,278)	(1,849)	(5,282)	206,644
Adoption of FIN 48, net of applicable income tax benefit of $123		—	—	(228)	—	—	—	(228)
Net income		—	—	17,939	—	—	—	17,939
Unrealized gains on securities, net of applicable income taxes of ($3,324)		—	—	—	—	—	6,172	6,172
Change in pension liability, net of applicable income taxes of ($120)		—	—	—	—	—	222	222
Unrealized foreign currency gain		—	—	—	—	—	22	22

Comprehensive income								24,355
Treasury stock reissued	29,259	—	(423)	—	1,351	—	—	928
Stock subscription notes repaid		—	—	—	—	340	—	340

BALANCE AT DECEMBER 31, 2007	9,583,165	$1	$36,704	$289,636	($93,927)	($1,509)	$1,134	$232,039

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE YEARS ENDED DECEMBER 31,	2007	2006	2005
OPERATING ACTIVITIES
Net income	$17,939	$12,280	$3,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for amortization and depreciation	4,070	5,256	5,293
Provision for deferred federal income taxes	9,228	5,752	2,024
Allowance for doubtful accounts	1,638	—	(205)
Realized investment losses (gains)	114	493	(4,018)
Changes in operating assets and liabilities:
Accrued investment income	301	544	(25)
Premiums receivable	6,776	7,105	89,854
Reinsurance recoverable	9,370	10,369	141,587
Deferred policy acquisition costs	(69)	(231)	1,943
Loss and loss adjustment expense reserves	(27,017)	(23,867)	(209,432)
Unearned premiums	(703)	110	(2,106)
Amounts held for reinsurance	(12,097)	(8,701)	(55,501)
Other assets	613	(600)	1,588
Other liabilities	1,668	(953)	(4,703)

Net cash provided by (used in) operating activities	11,831	7,557	(30,233)

INVESTING ACTIVITIES
Purchases––fixed maturities	(39,192)	(23,780)	(118,532)
Sales––fixed maturities	9,178	58,575	66,422
Maturities––fixed maturities	88,453	32,190	31,171
Sales––equities	—	—	14,618
Sale of other invested assets	—	—	10,400
Purchases of furniture and equipment, net	(30)	(95)	(413)

Net cash provided by investing activities	58,409	66,890	3,666

FINANCING ACTIVITIES
Issuance of treasury stock, net and repayment of stock subscription notes	1,268	2,585	960

Net cash provided by financing activities	1,268	2,585	960

Increase (decrease) in cash and cash equivalents	71,508	77,032	(25,607)
Cash and cash equivalents at beginning of year	145,815	68,783	94,390

Cash and cash equivalents at end of year	$217,323	$145,815	$68,783

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Between 2002 and 2004 the Company withdrew from its healthcare liability insurance operations in states other than California and Delaware. During the same period, the Company also exited the assumed reinsurance business. The Company continues to run-off the liabilities associated with these non-core operations.

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

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

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

Available-for-sale—Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The net carrying value of fixed-maturity investments classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is computed under the effective interest method and included in net investment income. Interest and dividends are recorded in net investment income. Interest is recognized on an accrual basis and dividends are recognized on the date of record. Realized gains and losses, and declines in value judged to be other-than-temporary are recorded in realized investment gains (losses). The cost of securities sold is based on the specific identification method.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in 20% to 50%-owned affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method. Earnings on the Company’s one equity method investment is included in investment income and is classified with common stocks.

The Company has no securities classified as “held to maturity” or “trading” as defined in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Investments.

Cash and Cash Equivalents—Short-term investments with a maturity of three months or less at date of purchase are included in cash and cash equivalents and are carried at cost, which approximates fair value.

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

	2007	2006	2005
	(In Thousands)
Balance at beginning of year	$7,351	$7,120	$9,063
Costs deferred	4,000	3,677	6,348
Costs amortized	(3,931)	(3,446)	(8,291)

Balance at end of year	$7,420	$7,351	$7,120

PREMIUMS

Premiums are recognized as earned on a daily pro-rata basis over the terms of the respective policies.

Premium receivables are recorded net of an estimated allowance for uncollectible amounts. The allowance for uncollectible premiums was $205,000 and $295,000 as of December 31, 2007, and 2006, respectively.

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

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share include the weighted-average common shares outstanding during the year plus the weighted-average of potential dilutive common shares outstanding during the year. Potential dilutive common shares include restricted stock rights and outstanding stock options, which are calculated using the treasury stock method.

INCOME TAXES

The Company files a consolidated U.S. income tax return. Income taxes are accounted for using the liability method. The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. We recognize deferred income taxes for temporary differences—the differences between the GAAP financial statement carrying amounts of

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities and those required to be used in the tax return. Such temporary differences relate primarily to net operating loss carryforwards, alternative minimum tax, and differences in the recognition of deferred policy acquisition costs, loss and loss adjustment expense reserves, and unearned premiums. The tax effects of these temporary differences are recognized as deferred income tax assets and liabilities on the Consolidated Balance Sheets.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated principally under the straight-line method over the useful life of the assets that range from five to seven years. Property and equipment consist of the following:

Year End December 31,	2007	2006
	(In Thousands)
Leasehold improvements	$5,520	$5,520
Furniture and equipment	831	902

	6,351	6,422
Accumulated depreciation	(5,403)	(4,689)

Property and equipment, net	$948	$1,733

Depreciation expense was $815,000 in 2007, $811,000 in 2006 and $821,000 in 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, considerable judgments are required in developing the estimates of fair value where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and in these notes:

Cash, premiums receivable, and accrued expenses and other liabilities: The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.

Investments: The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company’s investment securities are disclosed in Note 2.

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

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

The Company’s ceded reinsurance program is placed with a key number of individual companies and syndicates at Lloyd’s of London to minimize a concentration of credit risk.

For the year ended December 31, 2007, the recoverable from reinsurers was approximately $36.2 million. The reinsurance recoverable is summarized as follows:

Reinsurer	A.M. Best Rating		Amount Recoverable as of December 31, 2007	Amount Recoverable as of December 31, 2006
	(In Thousands)
Rosemont Re	Not Rated	*	$25,208	$32,131
Lloyd’s of London	A		4,538	4,531
Hannover Ruckversicherungs	A		3,712	4,426
Aspen Insurance UK	A		614	614
QBE Reinsurance Ltd.	A		130	257
Other			1,992	3,605

Total			$36,194	$45,564

*	Amounts are fully collateralized by a trust held for the benefit of the Company.

SHARE-BASED COMPENSATION

The Company has a share-based employee and non-employee compensation plan more fully described in Note 9.

The Company accounts for stock options under the recognition and measurement principles of SFAS No. 123(R), share-based payments issued December 16, 2004. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company accounted for stock options under SFAS No. 123 using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (collectively referred to as APB 25).

NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance in derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. The impact on the consolidated balance sheets and statements of shareholders’ equity was a reduction of $228,000.

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an Amendment of FASB Statements 87, 88, 106 and 132(R)—in September 2006, the FASB issued SFAS 158, which requires the over-funded or under-funded status of defined benefit and other postretirement plans to be recognized as an asset or liability on the consolidated balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income (AOCI). The Company adopted SFAS 158 as of December 31, 2006 and recorded an adjustment to AOCI of $344,000.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 157, Fair Value Measurements—In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this statement as of January 1, 2008, and the impact on the Company’s financial condition or results of operations was not material.

SFAS 159, Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of the statement did not impact the Company’s financial condition or results of operations as management did not elect the fair value option for any of its instruments.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2.    INVESTMENTS

The Company’s investments in available-for-sale securities are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Year Ended December 31, 2007	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$152,265	$3,680	$18	$155,927
Mortgage-backed and asset-backed	63,821	390	140	64,071
Corporate	119,727	308	2,249	117,786

Total fixed-maturity securities	335,813	4,378	2,407	337,784
Common stocks	1,428	237	—	1,665

Total	$337,241	$4,615	$2,407	$339,449

Year Ended December 31, 2006
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$176,032	$224	$2,936	$173,320
Mortgage-backed and asset-backed	69,963	40	1,028	68,975
Corporate	151,558	83	3,982	147,659

Total fixed-maturity securities	397,553	347	7,946	389,954
Common stocks	1,723	311	—	2,034

Total	$399,276	$658	$7,946	$391,988

The fair values of fixed-maturity securities and equity securities are based on quoted market prices, where available.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of the Company’s investments in fixed-maturity securities as of December 31, 2007, are summarized by stated maturities as follows:

	AMORTIZED COST	FAIR VALUE
	(In Thousands)
Years to maturity:
One or less	$41,643	$41,618
After one through five	154,399	154,951
After five through ten	71,747	72,859
After ten	4,203	4,285
Mortgage-backed and asset-backed securities	63,821	64,071

Total	$335,813	$337,784

The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations.

Major categories of the Company’s investment income are summarized as follows:

YEAR ENDED DECEMBER 31,	2007	2006	2005
	(In Thousands)
Fixed-maturity investments	$15,165	$18,003	$16,518
Other	8,570	4,361	3,297

Total investment income	23,735	22,364	19,815
Investment expenses	1,827	1,954	1,997

Net investment income	$21,908	$20,410	$17,818

Realized gains and losses from sales of investments are summarized as follows:

YEAR ENDED DECEMBER 31,	2007	2006	2005
	(In Thousands)
Fixed-maturity investments:
Gross realized gains	$—	$145	$1,336
Gross realized losses	(335)	(638)	(1,936)

Net realized losses on fixed-maturity investments	(335)	(493)	(600)
Equity investments—gross realized gains	31	—	4,618
Net other gains	190	—	—

Total net realized (losses) gains	$(114)	$(493)	$4,018

The change in the Company’s unrealized appreciation (depreciation), net of income taxes, on fixed-maturity securities was $6.2 million, $(0.3) million and $(8.4) million for the years ended December 31, 2007, 2006 and 2005 respectively; the corresponding amounts for equity securities were $0.0 million, $(0.1) million, and $(3.9) million.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written down as a realized loss through the consolidated statements of income. The Company’s assessment of other-than-temporary impairments is security-specific as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the securities until they mature or recover their value.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current unrealized losses in fixed maturity securities is considered to be interest rate related. All fixed maturity securities held by the Company have paid all scheduled contracted obligations and the Company believes that each issuer has the ability to meet their remaining obligations related to the security. The Company has the ability and intent to hold these securities to maturity.

The Company held 59 investment positions with unrealized losses as of December 31, 2007. The Company held 55 securities that were in an unrealized loss position for 12 months or more.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$—	$—	$18	$8,138	$18	$8,138
Mortgage-backed and asset-backed	54	11,773	86	11,530	140	23,303
Corporate	42	9,228	2,207	85,476	2,249	94,704

Total	$96	$21,001	$2,311	$105,144	$2,407	$126,145

The Company held 106 investment positions with unrealized losses as of December 31, 2006. All of the investments were investment grade and the unrealized losses were primarily due to interest rate fluctuations. The Company held 100 securities that were in an unrealized loss position for 12 months or more.

	LESS THAN12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$451	$48,702	$2,485	$106,057	$2,936	$154,759
Mortgage-backed and asset-backed	37	5,194	991	59,507	1,028	64,701
Corporate	99	7,968	3,883	132,974	3,982	140,942

Total	$587	$61,864	$7,359	$298,538	$7,946	$360,402

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances, net of reinsurance recoverable, for 2007, 2006 and 2005.

YEAR ENDED DECEMBER 31,	2007	2006	2005
	(In Thousands)
Reserves for losses and LAE—at beginning of year	$405,448	$429,315	$638,747
Less reinsurance recoverables—at beginning of year	38,224	45,535	183,623

Reserves for losses and LAE, net of related reinsurance recoverable—at beginning of year	367,224	383,780	455,124

Provision for losses and LAE for claims occurring in the current year, net of reinsurance	103,023	109,343	113,128
Decrease in estimated losses and LAE for claims occurring in prior years, net of reinsurance	(20,984)	(11,255)	(1,972)

Incurred losses during the year, net of reinsurance	82,039	98,088	111,156

Deduct losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	4,057	12,201	24,466
Prior years	97,109	102,443	158,034

Total payments during the year, net of reinsurance	101,166	114,644	182,500

Reserve for losses and LAE, net of related reinsurance recoverable—at end of year	348,097	367,224	383,780
Reinsurance recoverable for losses and LAE—at end of year	30,334	38,224	45,535

Reserves for losses and LAE, gross of reinsurance recoverable—at end of year	$378,431	$405,448	$429,315

The decreases during 2007, 2006 and 2005 in estimated losses and LAE occurring in prior years were primarily attributable to favorable loss experience in direct healthcare liability insurance due to the declining frequency in claims in both years and non-core direct healthcare liability insurance in 2006 and 2005, partially offset by adverse experience in the assumed reinsurance business.

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of reinsurance on premiums written and earned are as follows (in thousands):

YEAR ENDED DECEMBER 31,	2007		2006		2005
	WRITTEN	EARNED	WRITTEN	EARNED	WRITTEN	EARNED
Direct	$132,701	$133,404	$136,095	$135,985	$141,648	$142,348
Assumed	1,149	1,149	392	392	(3,966)	(1,380)
Ceded	12,894	12,894	12,846	12,846	11,351	12,532

Net premiums	$120,956	$121,659	$123,641	$123,531	$126,331	$128,436

Assumed reinsurance receivable is recorded net of an estimated allowance for uncollectible amounts. The allowance for uncollectible assumed reinsurance receivable was $1.7 million at December 31, 2007. No allowance was recorded at December 31, 2006.

Reinsurance ceded reduced (increased) loss and loss adjustment expenses incurred by $0.9 million, $(2.8) million, and $(15.0) million in 2007, 2006 and 2005, respectively. Reinsurance ceded also reduced loss and loss adjustment expense reserves by $30.3 million, $38.2 million, and $45.5 million in 2007, 2006 and 2005, respectively.

From 2002 through 2007 the Company has reinsured losses above a retention of approximately $2.0 million to $20.0 million subject to an aggregate deductible of $3.0 million in each respective year for losses in excess of the Company’s retention. For 2003 and 2002 the Company also reinsured losses in excess of $20.0 million up to $50.0 million subject to 16% and 8% Company participation in these reinsurance layers, respectively. For 2001 and 2000 the Company reinsured losses above a $1.25 million and $2.0 million retention respectively up to $70.0 million subject to a $3.0 million aggregate deductible for each year. Prior to 2000 the Company generally reinsured losses up to $20.0 million above a $1 million retention subject to a $1 million aggregate deductible.

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

The Rosemont Re reinsurance agreement has both prospective and retroactive elements as defined in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. As such, any gains under the contract will be deferred and amortized to income based upon the expected recovery. No gains are anticipated currently. Losses related to future earned premium ceded, as well as potential upward development on losses related to existing earned premium ceded after June 30, 2002, will ultimately determine whether a gain will be recorded under the contract.

The Rosemont Re reinsurance agreement provides that funds are held in trust for the benefit of the Company to collateralize obligations under the agreement. As of December 31, 2007, the fair market value of the assets held in the trust was $29.4 million. Further, the agreement contains a profit-sharing mechanism, which states that the Company will receive 50% of the profits if the combined ratio is below 100% (excluding the contract’s provision for additional premiums paid). Based on the experience to date, no profit-sharing has been accrued or paid.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    INCOME TAXES

The components of the income tax expense (benefit) reported in the accompanying consolidated statements of income are summarized as follows:

YEAR ENDED DECEMBER 31,	2007	2006	2005
	(In Thousands)
Current	$597	$324	$—
Deferred	9,228	5,752	2,024
State franchise tax and other	(111)	—	—

Total	$9,714	$6,076	$2,024

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

YEAR ENDED DECEMBER 31,	2007	2006	2005
	(In Thousands)
Federal income tax expense at 35%	$9,678	$6,425	$1,922
Increase (decrease) in taxes resulting from:
State franchise tax	(92)	—	—
Other	128	(349)	102

Total federal income tax expense	$9,714	$6,076	$2,024

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

DECEMBER 31,	2007	2006
	(In Thousands)
Deferred tax assets:
Discounting of loss reserves	$12,319	$13,621
Net operating loss carryforward	10,883	20,444
AMT credit carryforward	6,313	5,766
Unearned premium	2,692	2,755
Unrealized investment losses	—	2,551
Deferred compensation and retirement plans	1,926	2,038
Other	2,241	59

Deferred tax assets	36,374	47,234
Valuation allowance	(1,058)	—

Total deferred tax assets	35,316	47,234
Deferred tax liabilities:
Unrealized investment gain	773	—
Deferred acquisition costs	2,597	2,573

Total deferred tax liabilities	3,370	2,573

Net deferred tax assets	$31,946	$44,661

Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an asset of $10.9 million for a net operating loss carryforward that will begin expiring in 2024. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company believes it is more likely than not that the net deferred income tax assets will be realized through its future earnings. The Company’s core operations have historically been profitable on both a GAAP and tax basis. However, in 2007, the Company established a $1.1 million valuation allowance for deferred tax asset amounts related to the transaction costs capitalized with respect to the merger with The Doctors Company. The losses incurred in 2001 to 2004 were primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company has returned to a position of taxable income, thus enabling it to begin utilizing the net operating loss carryforward.

The Company’s estimate of future taxable income uses the same assumptions and projections as in its internal financial projections. These projections are subject to uncertainties primarily related to future underwriting results.

At the December 31, 2007, $350,000 of gross unrecognized tax benefits were reflected in the Consolidated Balance Sheet, $228,000 of which would affect the effective tax rate if recognized. The difference between the gross unrecognized tax benefits and the amount that would affect the effective tax rate is attributable to the federal tax benefit for state income taxes.

CHANGE IN UNCERTAIN TAX POSITIONS
(In Thousands)
Balance at January 1, 2007	$1,200
Reductions for tax positions of prior years	850

Balance at December 31, 2007	$350

The change in the amount of unrecognized tax benefits in the next 12 months, if any, is not expected to have a significant impact on the Company’s results of operations or financial position.

Interest accrued related to unrecognized tax benefits is recognized in Income Taxes and penalties in Other Underwriting and Other Operating Expenses in the Consolidated Statements of Income. Calendar years 2003 through 2007 remain subject to IRS examination and the IRS examinations for calendar years 2002 and prior have been completed.

NOTE 6.    STATUTORY ACCOUNTING PRINCIPLES

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

DECEMBER 31,	2007	2006	2005
	(In Thousands)
Statutory net income for the year ended	$31,908	$22,372	$8,935
Statutory capital and surplus at year end	$195,787	$164,414	$145,614

The Company was issued a permitted practice letter by the California Department of Insurance that was in effect for the year ended December 31, 2005 allowing the Company to admit, on a statutory basis, assets pledged by the insurance subsidiaries as security for the letter of credit used to support the Lloyd’s capital requirement of SCPIE Underwriting Limited. The effect of treating the pledged assets as non-admitted as of December 31, 2005 would have been to reduce statutory surplus of SCPIE Indemnity by approximately $30.3 million.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, the capital and surplus of the Company’s insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. At December 31, 2007, the amount of dividends available to SCPIE Holdings from its insurance subsidiaries during 2008 not limited by such restrictions is approximately $31.9 million.

NOTE 7.    BENEFIT PLANS

The Company has 401(k) defined contribution, supplemental executive retirement, and noncontributory defined benefit pension plans, which provide retirement benefits to its employees. Under the 401(k) plan, the Company contributes a 200% matching contribution based on the first 3% of an employee’s compensation plus a discretionary contribution of 1% of an employee’s compensation. Company contributions to the 401(k) plan were $663,000 in 2007, and $701,000 in 2006 and $762,000 in 2005.

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

The net pension expense for these plans consists of the following components:

	Qualified Plan			Supplemental Plan
YEAR ENDED DECEMBER 31,	2007	2006	2005	2007	2006	2005
	(In Thousands)
Interest cost	$307	$293	$284	$148	$164	$188
Actual return on plan assets	(381)	(341)	(320)	—	—	—
Amortization of:
Actuarial loss	120	134	114	(105)	(44)	(21)

Net pension expense	$46	$86	$78	$43	$120	$167

Pension expense for all plans was $0.9 million, $1.1 million, and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the funding status of the plans:

	Qualified Plan	Supplemental Plan	Qualified Plan	Supplemental Plan
DECEMBER 31,	2007	2007	2006	2006
	(In Thousands)
Change in Projected Benefit Obligation
Net benefit obligation at beginning of year	$5,542	$2,981	$5,421	$3,357
Interest cost	307	148	293	164
Actuarial loss (gain)	(190)	(134)	(29)	(241)
Gross benefits paid	(153)	(372)	(143)	(299)

Net projected benefit obligation at end of year	$5,506	$2,623	$5,542	$2,981

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$4,693	$—	$4,252	$—
Actual return on plan assets	285	—	453	—
Employer contributions	262	372	131	299
Gross benefits paid	(153)	(372)	(143)	(299)

Fair value of plan assets at end of year	$5,087	—	$4,693	$—

Funded status at end of year	$(419)	$(2,623)	$(849)	$(2,981)

Qualified Plan Assets

	Target 2008	Actual 2007		Actual 2006
Asset Category
Equity securities	75.0%	$3,637	71.5%	$3,432	73.2%
Debt securities	20.0%	1,066	21.0%	1,002	21.3%
Interest-bearing cash	5.0%	384	7.5%	259	5.5%

	100.0%	$5,087	100.0%	$4,693	100.0%

The investment policy for the defined benefit pension plan involves employing a sufficient level of flexibility to provide for investment opportunities as they occur, while maintaining reasonable assurance that the investment programs are consistent with its obligations. The assets are managed on a total return basis, whereby a mix of equity securities, debt securities and cash, is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by plan trustees through periodic portfolio reviews and annual liability measurements.

Expected Cash Flows (In Thousands)

Expected employer contributions:	Qualified Pension Benefits	SERP Benefits	Other Postretirement Benefits
2008*	$0	$288	$55

*	Expected contributions reflect the minimum amount expected to be contributed to funded plans and amount paid from corporate assets for other plans.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected benefit payments:	Qualified Pension Benefits	SERP Benefits	Other Postretirement Benefits
	(In Thousands)
2008	210	288	55
2009	234	503	58
2010	256	430	61
2011	277	519	63
2012	305	609	65
2013-2017	1,812	840	350

	Qualified Plan			Supplemental Plan
DECEMBER 31,	2007	2006	2005	2007	2006	2005
Weighted-average assumptions
Discount rate	6.00%	5.50%	5.50%	5.50%	5.50%	5.50%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

During 1999, the Company implemented the Director and Senior Management Stock Purchase Plan. The directors and senior managers purchased a total of 145,000 shares of common stock under this plan. The eligible participants executed promissory stock subscription notes in the aggregate amount of $4.1 million to fund this purchase. As of December 31, 2007, $2.6 million of the promissory stock subscription notes had been repaid.

The Company’s Employee Stock Purchase Plan offers eligible employees the opportunity to purchase shares of SCPIE Holdings Inc. common stock through payroll deductions.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into a lease covering approximately 95,000 square feet of office space for the Company headquarters. The lease has escalating payments over a term of 10 years ending early 2009. Occupancy expense for the years ended December 31, 2007, 2006 and 2005 was $2.8 million, $3.2 million, and $3.1 million, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2007 (in thousands):

2008	$2,699
2009	243
2010	55

Total minimum lease payments	$2,997

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

Highlands Insurance Group

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Highlands in November 2003. The Receiver, through a Special Deputy Receiver (“SDR”) continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At December 31, 2007, Highlands had established case loss reserves of $2.8 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported (“IBNR”) losses are $2.4 million, for a total loss and loss adjustment expenses (“LAE”) reserve of $5.2 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The receiver has filed a rehabilitation plan with the Texas Court. A hearing on that plan is scheduled for May 12, 2008. In the interim, Highlands continues to pay and settle claims as the Receivership remains in place.

Letters of Credit

The Company has a letter of credit facility in the amount of $25 million with Union Bank of California. Letters of credit issued under the facility fulfill the collateral requirements and guarantee loss reserves under certain other reinsurance contracts. As of December 31, 2007, letter of credit issuance under the facility was approximately $16.1 million. Securities of $16.1 million are pledged as collateral under the facility.

At December 31, 2007, the Company’s investments in fixed-maturity securities with a fair value of $9.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 9.    SHARE-BASED COMPENSATION

The Company has a share-based compensation plan, the 2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (the Plan), which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARs) to key employees of the Company.

The aggregate number of options for common shares issued and issuable under the Plan is limited to 1,700,000. All options granted have 10-year terms and vest over various future periods.

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements based on the grant-date fair value of the award, recognized over the period the employee is required to perform services in exchange for the award (presumptively the vesting period.)

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock-option activity and related information follows:

	2007		2006		2005
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	794,100	$13.28	892,034	$13.69	1,047,000	$14.13
Granted during year	—	—	—	—	50,000	$11.44
Exercised during year	19,000	$16.70	79,600	$14.93	43,000	$6.63
Forfeited during year	7,000	$33.04	18,334	$25.79	161,966	$17.73

Options outstanding at end of year	768,100	$13.02	794,100	$13.28	892,034	$13.69

Information about stock options outstanding at December 31, 2007, is summarized as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices:
$ 5.10—$12.90	352,000	5.35	$6.74	340,331	$6.58
$12.91—$24.25	380,100	4.08	$16.54	380,100	$16.54
$24.26—$36.50	36,000	0.54	$34.50	36,000	$34.50

Options outstanding at end of year	768,100	4.43	$13.02	756,431	$12.69

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $11.4 million and $11.3 million, respectively. The weighted-average remaining contractual term (in years) was 4.38 for options exercisable as of December 31, 2007. The intrinsic value of options exercised was $130,000, $689,000 and $303,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s SARs activity and related information follows:

	2006		2005
	Number of SARs	Weighted- Average Exercise Price	Number of SARs	Weighted- Average Exercise Price
SARs outstanding at beginning of year	21,663	$5.95	65,833	$5.95
Granted during year	—	—	—	—
Exercised during year	21,663	$5.95	42,336	$5.95
Forfeited during year	—	—	1,834	$5.95

SARs outstanding at end of year	—	—	21,663	$5.95

The Company expensed as compensation $0.1 million and $0.5 million for SARs in 2006 and 2005, respectively. All SARS were fully exercised in 2006 and prior.

Non-employee directors of the Company receive a grant of 2,000 restricted shares each year as part of their compensation. The restricted share grants vest on the one-year anniversary of the grant. In 2007, 2006 and 2005, the Company issued 18,000, 20,000 and 20,000 restricted share grants to non-employee directors and expensed as compensation $0.5 million, $0.4 million, and $0.3 million respectively.

Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value provisions set forth in APB No. 25 and related interpretations as permitted by SFAS 123. Accordingly, no compensation expense was recognized for option grants in prior periods since the exercise price of options granted equaled the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense recorded in accordance with SFAS 123(R) decreased earnings for the years ended December 31, 2007 and 2006 by $338,000 and $238,000 respectively, net of tax benefit of $182,000 and $128,000, respectively.

No restatement of prior periods is required when SFAS 123(R) is adopted using the modified-prospective transaction method. SFAS 123(R) does, however, require disclosure of the effect that applying the fair value recognition provisions of SFAS 123 would have had on prior periods. The following table provides the required disclosure.

YEAR ENDED DECEMBER 31, 2005
Net income as reported	$3,468
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(296)

Pro forma net income	$3,172

Income per share
—Basic—as reported	$0.37
—Basic—proforma	$0.34

—Diluted—as reported	$0.36
—Diluted—proforma	$0.33

For 2005 disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 3.5% to 6.1%; dividend yields ranging from 0.66% to 1.14%; volatility factors of the expected market price of the Company’s common stock ranging from .273 to .871; and a weighted average expected life of the options ranging from three to five years.

In management’s opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of nontransferable employee stock options with vesting restrictions.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share as of and for the years ended:

DECEMBER 31,	2007	2006	2005
	(In Thousands, Except Per Share Data)
Numerator:
Net income	$17,939	$12,280	$3,468
Numerator for:
Basic income per share of common stock	$17,939	$12,280	$3,468
Diluted income per share of common stock	$17,939	$12,280	$3,468
Denominator:
Denominator for basic earnings per share of common stock– weighted-average shares outstanding	9,570	9,525	9,455
Effect of dilutive securities:
Stock options	296	132	94

Denominator for diluted earnings per share of common stock adjusted–weighted-average shares outstanding	9,866	9,657	9,549

Basic income per share of common stock	$1.87	$1.29	$0.37

Diluted income per share of common stock	$1.82	$1.27	$0.36

NOTE 11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 2007 and 2006 are summarized as follows:

	2007				2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	(In Thousands, Except Per-Share Data)
Premiums earned and other revenues	$29,905	$30,000	$30,450	$31,587	$31,683	$31,458	$30,122	$30,729
Net investment income	5,220	5,549	5,804	5,335	5,013	5,198	5,265	4,934
Realized investment gains (losses)	166	(50)	(227)	(3)	(111)	(53)	(259)	(70)
Net income	3,694	3,728	4,259	6,258	2,378	2,636	3,283	3,983
Basic earnings per share of common stock	$0.39	$0.39	$0.44	$0.65	$0.25	$0.28	$0.35	$0.42
Diluted earnings per share of common stock	$0.38	$0.38	$0.44	$0.63	$0.25	$0.27	$0.34	$0.41

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

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated:

Year Ended December 31, 2007	Direct Healthcare Core	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written (returned)	$121,169	$(213)		$120,956

Premiums earned (returned)	$121,872	$(213)		$121,659
Net investment income	—	—	$21,908	21,908
Realized investment losses	—	—	(114)	(114)
Other revenue	—	—	283	283

Total revenues	121,872	(213)	22,077	143,736
Losses and loss adjustment expenses	75,609	6,430	—	82,039
Other operating expenses	26,159	2,263	5,622	34,044

Total expenses	101,768	8,693	5,622	116,083

Segment income (loss) before income taxes	$20,104	$(8,906)	$16,455	$27,653

Segment assets	$20,766	$50,219	$601,751	$672,736

Year Ended December 31, 2006	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written	$123,280	$361		$123,641

Premiums earned	$123,170	$361		$123,531
Net investment income	—	—	$20,410	20,410
Realized investment losses	—	—	(493)	(493)
Other revenue	—	—	461	461

Total revenues	123,170	361	20,378	143,909
Losses and loss adjustment expenses	86,928	11,160	—	98,088
Other operating expenses	25,479	377	1,609	27,465

Total expenses	112,407	11,537	1,609	125,553

Segment income (loss) before income taxes	$10,763	$(11,176)	$18,769	$18,356

Segment assets	$25,806	$62,895	$596,808	$685,509

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2005	Direct Healthcare Liability Insurance	Assumed Reinsurance	Other	Total
	(In Thousands)
Premiums written (returned)	$127,249	$(918)		$126,331

Premiums earned	$127,949	$487		$128,436
Net investment income	—	—	$17,818	17,818
Realized investment gains	—	—	4,018	4,018
Other revenue	—	—	1,183	1,183

Total revenues	127,949	487	23,019	151,455
Losses and loss adjustment expenses	88,166	22,990	—	111,156
Other operating expenses	25,978	8,829	—	34,807

Total expenses	114,144	31,819	—	145,963

Segment income (loss) before income taxes	$13,805	$(31,332)	$23,019	$5,492

Segment assets	$29,184	$76,760	$598,220	$704,164

SCPIE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Company consists of changes in unrealized gains or losses on investment securities, and foreign currency and pension liabilities. With the adoption of SFAS 158, an adjustment to accumulated other comprehensive income was made to record gains or losses and prior service costs or credits for defined benefit and other postretirement benefit pension plans that had not yet been included in net periodic benefit cost.

	(in Thousands)
	Net Unrealized Gains (Losses) on Available- For-Sale Securities	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2005	$4,612	$105	($1,811)	($1,017)	$1,889

Change in unrealized gain (loss) on investment securities	(12,321)	—	—	4,312	(8,009)
Change in minimum pension liability	—	—	72	(25)	47
Change in unrealized foreign currency loss	—	(300)	—	105	(195)

Balance at December 31, 2005	(7,709)	(195)	(1,739)	3,375	(6,268)
Change in unrealized gain (loss) on investment securities	421	—	—	(147)	274
Change in minimum pension liability	—	—	275	(96)	179
Change in unrealized foreign currency loss	—	291	—	(102)	189
Adoption of FAS 158	—	—	529	(185)	344

Balance at December 31, 2006	(7,288)	96	(935)	2,845	(5,282)
Change in unrealized gain (loss) on investment securities	9,496	—	—	(3,324)	6,172
Change in minimum pension liability	—	—	342	(120)	222
Change in unrealized foreign currency loss	—	34	—	(12)	22

Balance at December 31, 2007	$2,208	$130	($593)	($611)	$1,134

Schedule II—Condensed Financial Information of Registrant

SCPIE HOLDINGS INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share Data)

DECEMBER 31,	2007	2006
ASSETS
Securities available for sale:
Equity investments, at fair value	$824	$1,119
Cash and cash equivalents	3,167	5,620
Investment in subsidiaries	239,109	197,662

Total investments	243,100	204,401

Deferred federal income taxes	—	146
Other assets	2,578	3,992

Total assets	$245,678	$208,539

LIABILITIES
Other liabilities	$2,174	$1,895
Deferred federal income taxes	11,465	—

Total liabilities	13,639	1,895
Stockholders’ equity:
Preferred stock—par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock—par value $0.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2007—9,583,165 shares outstanding; 2006—9,553,906 shares outstanding	1	1
Additional paid-in capital	36,704	37,127
Retained earnings	289,636	271,925
Treasury stock at cost (2007—2,708,926 shares and 2006—2,738,185 shares)	(93,927)	(95,278)
Stock subscription notes receivable	(1,509)	(1,849)
Accumulated other comprehensive income (loss)	1,134	(5,282)

Total stockholders’ equity	232,039	206,644

Total liabilities and stockholders’ equity	$245,678	$208,539

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF INCOME

(In Thousands)

FOR THE YEARS ENDED DECEMBER 31,	2007	2006	2005
Net investment income	$95	$82	$166
Dividend from subsidiary	—	3,000	—
Other expenses	(7,748)	(3,354)	(1,803)

Loss before federal income tax expense and equity income of subsidiaries	(7,653)	(272)	(1,637)
Federal income tax expense	9,885	6,075	2,020

Loss before equity income of subsidiaries	(17,538)	(6,347)	(3,657)
Equity income of subsidiaries, net of taxes	35,477	18,627	7,125

Net income	$17,939	$12,280	$3,468

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE YEARS ENDED DECEMBER 31,	2007	2006	2005
OPERATING ACTIVITIES
Net income	$17,939	$12,280	$3,468
Adjustments to reconcile net income to net cash used in operating activities:
Changes in other assets and liabilities	13,522	5,821	(2,109)
Equity in undistributed income of subsidiaries	(35,477)	(18,627)	(7,125)

Net cash used in operating activities	(4,016)	(526)	(5,766)

INVESTING ACTIVITIES
Sales––equities	295	211	166

Cash provided by investing activities	295	211	166

FINANCING ACTIVITIES
Issuance of treasury stock, net and repayment of stock subscription notes	1,268	2,585	960

Cash provided by financing activities	1,268	2,585	960

(Decrease) increase in cash and cash equivalents	(2,453)	2,270	(4,640)
Cash and cash equivalents at beginning of period	5,620	3,350	7,990

Cash and cash equivalents at end of period	$3,167	$5,620	$3,350

See accompanying notes to Condensed Financial Statements.

Schedule II—Condensed Financial Information of Registrant (continued)

SCPIE HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2007

1.    BASIS OF PRESENTATION

In the SCPIE Holdings Inc. condensed financial statements, investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The SCPIE Holdings Inc. condensed financial statements should be read in conjunction with its consolidated financial statements.

Schedule III—Supplementary Insurance Information

SCPIE Holdings Inc. and Subsidiaries

Year Ended December 31, 2007	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$7,420	$316,939	$41,112	$121,872	—	$75,609	$3,931	$22,228	$121,169
Assumed Reinsurance(1)	—	61,492	—	(213)	—	6,430	—	2,263	(213)
Other	—	—	—	—	$21,908	—	—	5,622	—

Total	$7,420	$378,431	$41,112	$121,659	$21,908	$82,039	$3,931	$30,113	$120,956

Year Ended December 31, 2006	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$7,351	$323,073	$41,815	$123,170	—	$86,928	$3,446	$22,033	$123,280
Assumed Reinsurance(1)	—	82,375	—	361	—	11,160	—	377	361
Other	—	—	—	—	$20,410	—	—	1,609	—

Total	$7,351	$405,448	$41,815	$123,531	$20,410	$98,088	$3,446	$24,019	$123,641

Year Ended December 31, 2005	(In Thousands)

Segments	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Direct Healthcare Liability Insurance	$7,120	$334,093	$41,705	$127,949	—	$88,166	$3,710	$22,268	$127,249
Assumed Reinsurance(1)	—	95,222	—	487	—	22,990	4,581	4,248	(918)
Other	—	—	—	—	$17,818	—	—	—	—

Total	$7,120	$429,315	$41,705	$128,436	$17,818	$111,156	$8,291	$26,516	$126,331

(1)	Assumed reinsurance excludes amounts received under fronting arrangements.