Form 10-K/A
period 2007-12-31
SCPIE HOLDINGS INC
filed 2008-04-29
CIK 1013609

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
(Address of Principal Executive Offices)(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 30, 2007, was $239,383,000 (based upon the closing sales price on such date, as reported by The Wall Street Journal).

The number of shares of the Registrant’s Common Stock outstanding as of April 22 2008, was 10,083,165 (including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of the Registrant).

Documents Incorporated By Reference

None

EXPLANATORY NOTE

SCPIE Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company’s 2007 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of the Company’s common stock has been updated. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the foregoing amendments and updates, this Amendment does not modify or update the Original 10-K.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, of Form 10-K filed on March 17, 2008.

The directors of the Company and their ages and their positions with the Company as of April 29, 2008, are as follows:

NAME	AGE	POSITION(S)
Kaj Ahlmann	57	Director
Marshall S. Geller	69	Director
Mitchell S. Karlan, M.D.	80	Chairman of the Board
Willis T. King, Jr.	64	Director
Jack E. McCleary, M.D.	80	Director
Wendell L. Moseley, M.D.	80	Director
William A. Renert, M.D.	68	Director
Henry L. Stoutz, M.D.	75	Director
Ronald H. Wender, M.D.	61	Director
Donald J. Zuk	71	President, Chief Executive Officer and Director

The Company’s Board of Directors is divided into three classes, with the terms of office of the respective classes ending in successive years. Directors hold office until the Annual Meeting for the year in which their respective terms expire and until their successors are elected and qualified unless, prior to that time, they have resigned, retired, or otherwise left office. Set forth below is information regarding each director currently in office:

Directors with Terms Expiring at the 2008 Annual Meeting of Stockholders

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

Ronald H. Wender, M.D. has been a member of the Board since 2001. He has been a board-certified anesthesiologist in Los Angeles, California, for more than five years. Currently, Dr. Wender is co-chair of the Department of Anesthesiology at Cedars-Sinai Medical Center in Los Angeles, and is a co-founder and co-managing partner of the General Anesthesia Specialist Partnership (GASP) Medical Group, also in Los Angeles. In addition, he is the director of anesthesia research and teaching programs at Cedars-Sinai. Dr. Wender is on the teaching faculty at UCLA, UC Irvine and Martin Luther King/Drew Medical Center. Dr. Wender is a past President of the Medical Board of California and is currently a member of its Division of Medical Quality.

Donald J. Zuk has been a member of the Board since 1997. Mr. Zuk became Chief Executive Officer of the Company’s predecessor in 1989. Prior to joining the Company, he served 22 years with Johnson & Higgins, insurance brokers. His last position there was Senior Vice President in charge of its Los Angeles Health Care operations, which included the operations of the Company’s predecessor. Mr. Zuk is a director of BCS Financial Corporation, a privately held property/casualty insurance and finance holding company.

Marshall S. Geller has been a member of the Board since June 2006. He is the co-founder and Senior Managing Director of St. Cloud Capital, a Los Angeles-based private investment fund formed in December 2001. He is also Chairman, CEO and founding partner of Geller & Friend Capital Partners, Inc., a private merchant bank formed in November 1995. Mr. Geller has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Director for Bear, Stearns and Company, with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller currently serves as a Non-Executive Chairman of the Board of Directors of ShopNBC-Value Vision Media, Inc. and as director on the boards of GP Strategies Corporation, 1st Century Bank N.A., Blue Holdings, Inc. and National Holdings Corp. Mr. Geller also serves as a member of the Board of Governors of Cedars-Sinai Medical Center, Los Angeles. Mr. Geller graduated from California State University, Los Angeles, with a BS in Business Administration, where he currently serves on the Dean’s Advisory Council for the College of Business & Economics.

Directors with Terms Expiring at the 2009 Annual Meeting of Stockholders

Kaj Ahlmann has been a member of the Board since June 2006. He provides independent consulting services to various companies related to the reinsurance and insurance industries. From 2001 to 2003, Mr. Ahlmann was the Chairman and CEO of Inreon, a global electronic reinsurance venture created by Munich Re, Swiss Re, Internet Capital Group and Accenture. Mr. Ahlmann was Vice Chairman and Executive Officer of E.W. Blanch Holdings, Inc., a provider of integrated risk management and distribution services, from 1999 to 2001, and Chairman, President and CEO of Employers Reinsurance Corporation, one of the major reinsurance companies globally, from 1993 to 1999. Mr. Ahlmann has served on the boards of Danish Re, E.W. Blanch Holdings, Inc., Employers Reinsurance Corporation, GE Capital Services, Inc., Hampton Re Holdings Ltd. and Inreon. Mr. Ahlmann currently serves on the boards of Erie Indemnity Company, Erie Insurance Group and Cyrus Re. Mr. Ahlmann graduated from the University of Copenhagen in Denmark with a MS in Mathematics in 1975, and a BS in Mathematics in 1971.

Willis T. King, Jr. has been a member of the Board since 1997. He has been Chairman of First Protective Insurance Company of Lake Mary, Florida, since this Florida homeowner’s insurance company was founded in 1998. Mr. King joined Highlands Insurance Group, Inc., a property and casualty insurance holding company, in June 1999 as Chairman and Chief Executive Officer, and retired in November 2001. On October 31, 2002, Highlands Insurance Group, Inc. filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. The principal insurance subsidiaries of Highlands Insurance Group, Inc. are currently under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent receiver of the subsidiaries in November 2003. Prior to his service with Highlands Insurance Group, he was a director and officer of J&H Marsh McLennan, insurance brokers, and Vice Chairman of its Guy Carpenter & Company, Inc. subsidiary from 1997 until 1999. From 1986 to 1997, Mr. King served as Chairman and Chief Executive Officer of Willcox Incorporated Reinsurance Intermediaries, and as a director of Johnson & Higgins. Currently, he serves as a director of Max Re Capital Ltd., a publicly traded company, and of BCS Financial Corporation, a privately held property/casualty insurance and finance holding company.

Directors with Terms Expiring at the 2010 Annual Meeting of Stockholders

Mitchell S. Karlan, M.D. has been a member of the Board since 1986. He has been a board-certified general surgeon in Los Angeles, California, for more than five years. Dr. Karlan is a past Chairman of the American Medical Association, Council on Scientific Affairs. He is a former President of the Los Angeles County Medical Association (“LACMA”), a former Chairman of LACMA’s Board of Trustees and a past member of the California Medical Association (“CMA”) Board of Trustees. Dr. Karlan is a member of the Medical Board of California’s Division of Licensing, and a past President of the California Medical Board. He also is a director in the Breast Center/Cedars-Sinai Medical Center.

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

Audit Committee and Audit Committee Financial Expert

The Board of Directors has established an Audit Committee in accordance with requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors. The Audit Committee selects and engages the Company’s independent auditors, reviews the scope of audit engagements, reviews comment letters of such auditors and management’s response thereto, approves professional services provided by such auditors, reviews the independence of such auditors, reviews any major accounting changes made or contemplated, considers the range of audit and non-audit fees, reviews the adequacy of the Company’s internal accounting controls and annually reviews its charter and submits any recommended changes to the Board of Directors for its consideration. The Audit Committee consists of four members: Drs. Wender (Chairman) and Renert and Messrs. Geller and King. The Board of Directors has determined that each member of the Audit Committee is “independent” and meets the financial literacy requirements of the listing standards under the NYSE, that each member of the Audit Committee meets the enhanced independence standards established by the SEC and that Mr. King qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act generally requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require the Company to disclose in this Amendment any reporting violations with respect to the 2007 fiscal year, which came to the Company’s attention based on a review of the applicable filings required by the SEC. Based solely on a review of copies of the reports furnished to the Company by its officers, directors and security holders and their written representations that such reports accurately reflect all reportable transactions and holdings and that no other reports were required, the Company believes that all of its directors, officers and persons owning more than 10% of the common stock have complied with the reporting requirements of Section 16(a).

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

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section discusses the compensation policies and programs for the Company’s named executive officers, which consists of the Company’s Chief Executive Officer, Chief Financial Officer and three next most highly paid executive officers as determined under the rules of the SEC.

The Company’s executive compensation program is principally administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee consists of three non-employee directors, who are appointed by the Board. In addition, the Company’s Board of Directors has formed the Stock Option and Incentive Bonus Committee (the “Bonus Committee”) to administer, among other things, the Company’s 2003 Amended and Restated Equity Participation Plan and Senior Executive Incentive Bonus Plan. The Bonus Committee consists of three outside directors, who are appointed by the Board.

Compensation Objectives

The general philosophy of the Compensation Committee is to provide executive compensation programs, including salary, bonus and equity incentive programs, that will enhance the profitability of the Company and its stockholder value by aligning the financial interests of the Company’s executives with those of its stockholders. The Compensation Committee is responsible for the formulation of appropriate compensation plans and incentives for executives of the Company, the recommendation of such plans and incentives to the Board of Directors for its consideration and adoption, the award of equity incentives and the ongoing administration of various compensation programs as may be authorized or directed by the Board. The Compensation Committee also has specific responsibility for the compensation of the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Senior Vice Presidents. The Chief Executive Officer establishes compensation levels for executives other than the aforementioned senior executive officers in accordance with the policies established by the Compensation Committee.

The overall goal of the Compensation Committee is to ensure that compensation policies are consistent with the Company’s strategic business objectives and provide incentives for the attainment of these objectives. The compensation program includes three components:

•	Base salary, which is intended to provide a stable annual salary at a level consistent with individual contributions.

•	Variable pay, which links bonus and other short-term incentives to the performance of the Company and the individual executive.

•	Stock ownership and similar long-term incentives, which encourage actions to maximize stockholder value.

Another goal of the Compensation Committee is to ensure that the Chief Executive Officer and other executives are compensated in a manner that is consistent with the Company’s compensation strategy, that is competitive with other companies in the industry and that is equitable within the Company. The Compensation Committee believes that compensation programs must be structured to attract and retain talented executives.

Determination of Compensation Awards

The Compensation Committee has the primary authority to determine and recommend the compensation awards available to the Company’s senior executive officers. In setting the compensation of the Company’s senior executive officers, the Compensation Committee makes its decisions based on factors such as the recommendations of management, the performance of the individual, its general knowledge of compensation in the insurance industry and inflation. For compensation decisions relating to the senior executive officers other than our Chief Executive Officer, the Compensation Committee typically considers recommendations from the Chief Executive Officer. The Compensation Committee meets outside the presence of the Company’s senior executive officers, including the named executive officers, to consider appropriate compensation for the Chief Executive Officer.

The Compensation Committee has not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, the Compensation Committee’s general philosophy has been to keep a balance between base salary, incentive bonus and equity compensation which is consistent with that provided by other companies in the insurance industry. The Compensation Committee does not believe significant compensation derived from one component of compensation should negate or reduce compensation from other components. However, the Compensation Committee considers the overall cost to the Company in making certain of its compensation determinations.

Components of Compensation

Base Salary. It is the Compensation Committee’s policy to position base executive salaries annually at levels that are competitive within the industry, with consideration for industry standards, the performance of the Company, individual performance and scope of responsibility in relation to other officers and key executives within the Company. These factors are considered subjectively in the aggregate and none of the factors is accorded a specific weight. In selected cases, other factors may also be considered.

For 2007, the Compensation Committee increased the 2007 base salary of the Company’s executive officers, other than the Chief Executive Officer, with increases averaging 3.5%. The Chief Executive Officer continued to receive the annual cost of living increase under his employment agreement with the Company. The Chief Executive Officer also granted base salary increases for 2007 to vice presidents of the Company’s subsidiaries. The average increase was 2.9%.

The Compensation Committee has increased the 2008 base salary of the Company’s executive officers, other than the Chief Executive Officer, with the increases averaging 3.4%. The Chief Executive Officer continues to receive the annual cost of living increase under his Employment Agreement with the Company. The Chief Executive Officer also granted base salary increases for 2008 to vice presidents of the Company’s subsidiaries. The average increase was 3.2%.

Annual Incentive Bonuses. The Company has adopted an Annual Incentive Plan for the payment of cash bonuses based on a combination of Company performance in relation to predetermined objectives and individual executive performance for each year under the plan. At the beginning of each year, the Compensation Committee establishes the target Company performance objectives and individual bonus opportunities (equal to a percentage of base salary) that will apply to the named executive officers for the year. After the end of the year, the amount of the awards are calculated based on the Company’s performance, and then are subject to adjustment upward or downward by up to 50% in the Compensation Committee’s discretion based on the Company’s performance and the individual performance of the executive during the year.

For 2007, each of the named executive officers, other than Mr. Zuk, participated in the Annual Incentive Plan. In March 2007, the Compensation Committee established the individual targeted bonus opportunities and the Company performance targets for the year. The Compensation Committee determined to base plan payouts for 2007 on a core net earned premium target and a core combined ratio target. The Compensation Committee concluded that using core net earned premium and core combined ratio targets provided the appropriate incentives to align management performance with the Company’s business plan. The greater weight was placed on the core combined ratio component, with 75% of the targeted plan payouts being based on the core combined ratio target and 25% of the targeted plan payouts being based on the achievement of the core net earned premium revenue target. The Compensation Committee established $120.0 million as the core net earned premium target and 93% as the core combined ratio target for purposes of bonus awards for 2007. The Compensation Committee set the individual targeted bonus opportunities (before adjustment for Company and individual performance) at 40% of base salary during 2007. As in prior years, Mr. Zuk set the target bonus opportunities for officers other than senior vice presidents and the Chief Accounting Officer. Following the year end, both Company and individual performance were assessed. During 2007, the Company’s core net earned premium and core combined ratio both exceeded the applicable targets. As a result, for 2007 each named executive officer was entitled to receive 137.9% of his target bonus based on the Company’s achievements in 2007. In addition, the Compensation Committee also considered the substantial time and efforts expended by senior management in the auction process, which culminated in the Company’s agreement to be acquired by The Doctors Company for $28.00 per share in cash. In light of their individual performance, the Compensation Committee elected to adjust the amount of these officers’ bonuses upward by 50% of the amount of the bonuses based on the Company’s performance. Based on the Company’s performance and these factors, the Compensation Committee awarded payments under the plan for the participating named executive officers ranging from approximately $197,000 to $313,000.

The Company’s Board of Directors adopted the Senior Executive Incentive Bonus Plan (the “Senior Plan”) on February 24, 1999, which was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on May 13, 1999 and May 20, 2004. Mr. Zuk’s bonus is determined in the same manner as under Senior Plan as are bonuses under the Annual Incentive Plan, except that his targeted bonus opportunity is fixed in advance by the Bonus Committee. In March 2007, the Bonus Committee set Mr. Zuk’s targeted bonus opportunity at 50% of base salary during 2007, with the same core net earned premium revenue and core combined ratio targets as were set under the Annual Incentive Plan. The Bonus Committee also adjusted the bonus amount upward by 50% pursuant to the provision in the plan that permits such upward modification for individual performance. Mr. Zuk received a bonus of approximately $730,000 under the Senior Plan for 2007. The Company believes that the bonuses paid by the Company under the Senior Plan to Mr. Zuk for 2007 will be fully deductible for federal income tax purposes.

On February 27, 2008, the Compensation Committee set the performance targets and targeted bonus opportunities for 2008 under the Annual Incentive Plan for the Company’s senior vice presidents and Chief Accounting Officer. For 2008, the Compensation Committee has determined to base plan payouts on a direct healthcare liability net earned premium target and a direct healthcare liability combined ratio target. The Compensation Committee concluded that using direct healthcare liability net earned premium and direct healthcare liability combined ratio targets provide the appropriate incentives to align management performance with the Company’s business plan. The Compensation Committee has established $118.0 million as the direct healthcare liability net earned premium revenue target and 90.0% as the combined ratio target for purposes of bonus awards for 2008. The greater weight will be placed on the direct healthcare liability combined ratio component, with 75% of the targeted plan payouts being based on the direct healthcare liability combined ratio target and 25% of the targeted plan payouts being based on the achievement of the direct healthcare liability net earned premium revenue target. Actual plan payouts will be based on a graduated scale that adjusts the targeted bonus opportunities upward or downward based on the degree to which the Company’s performance under each component has either exceeded or fallen short of the targets. The Compensation Committee has set the individual targeted bonus opportunities (before adjustment for Company and individual performance) at 40% of base salary during 2008. As in prior years, Mr. Zuk set the target bonus opportunities for officers other than senior vice presidents and the Chief Accounting Officer.

On the same date the Compensation Committee made its determinations, the Bonus Committee set the performance targets under the Senior Plan. For 2008, the Bonus Committee has set Mr. Zuk’s targeted bonus opportunity (before adjustment for Company performance) at 50% of base salary during 2008, with the same direct healthcare liability net earned premium revenue and direct healthcare liability combined ratio targets as were set under the Annual Incentive Plan. The Bonus Committee also adjusted the bonus amount upward by 50% pursuant to the provision in the plan that permits such upward modification for individual performance.

Bonuses for 2008 under the Annual Incentive Plan and the Senior Plan will be paid to participants in early 2009.

Equity Awards. The Compensation Committee is committed to a long-term incentive program for executives, which will encourage participants to promote the long-term growth of the Company. The Compensation Committee believes that management employees should be rewarded with a proprietary interest in the Company for continued outstanding long-term performance and to attract, motivate and retain qualified and capable executives.

In November 1997, the Board of Directors adopted The 1997 Equity Participation Plan of the Company (the “Equity Plan”), which was approved by stockholders at the 1998 Annual Meeting. In October 2001, the Board of Directors adopted an amendment and restatement of the Equity Plan, which was approved by the stockholders at the 2002 Annual Meeting. The Equity Plan was further amended and restated in 2003 to allow directors to receive grants of restricted stock. Under the Equity Plan, the governing committee of the Board of Directors may grant, at its discretion, awards to participants in the form of non-qualified stock options, incentive stock options, a combination thereof or other equity incentives. The maximum number of shares available for grant under the Equity Plan is 1,700,000. The Board of Directors has formed the Bonus Committee to administer, among other things, the grant of options under the Equity Plan. The Bonus Committee was comprised of three outside directors during 2007.

The Bonus Committee, the Compensation Committee and the Board of Directors are all of the view that it was important to provide equity incentives to the Company’s officers during periods in which cash bonuses are limited due to disappointing operating results. They believe that a high level of executive motivation and future performance can be maintained through such equity incentives as option grants. During 2003, the Bonus Committee granted a number of options to senior executive officers of the Company and stock appreciation rights to vice presidents of the Company’s subsidiaries. These options and stock appreciation rights were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and become exercisable in three cumulative annual installments commencing one year after the date of grant. The Bonus Committee granted no additional options or stock appreciation rights during 2004 through 2007.

On October 15, 2007, the Company agreed to be acquired by The Doctors Company for $28.00 in cash for each outstanding share of the Company’s common stock in a merger transaction valued at approximately $281.1 million. The Company currently expects the pending merger to close during the first half of 2008. As a result of the pending merger, the Bonus Committee and the Compensation Committee do not intend to grant equity incentives to the Company’s executive officers at this time.

401(k) Plan. The Company has a 401(k) plan, which provides retirement benefits to its employees. Under the 401(k) plan, the Company contributes a 200% matching contribution based on the first 3% of employee’s compensation plus a discretionary contribution of 1% of employee’s compensation. All contributions under the 401(k) plan vest immediately.

Employment Agreements. SCPIE Management Company has in effect an employment agreement with Mr. Zuk, which is guaranteed by the Company. Mr. Zuk’s employment agreement provides for a term expiring on December 31, 2010, at a current salary of $735,000, with annual increases indexed to increases in the Consumer Price Index for the preceding calendar year. This agreement also provides for payment of bonuses at the discretion of the Board of Directors of SCPIE Management Company, subject to the approval of the Company. In the event of termination of the agreement by SCPIE Management Company under certain circumstances prior to a change in control of SCPIE Holdings Inc., severance pay of up to two years’ salary is due. Mr. Zuk may also terminate the agreement at any time, with or without cause, upon 90 days’ written notice to SCPIE Management Company. In December 2005, SCPIE Management Company and Mr. Zuk entered into a deferred compensation agreement, which is guaranteed by the Company. Under the deferred compensation agreement, the Company is obligated to pay Mr. Zuk three equal annual installments of $43,600 commencing on his “separation from service” (as defined in the agreement) and on the first and second anniversaries thereof. See “—Executive Compensation Tables—Nonqualified Defined Contributions and Other Nonqualified Deferred Compensation.”

Change in Control Severance Agreements. The Company has entered into Change in Control Severance Agreements with each of the named executive officers that will provide the officers certain benefits if their employment is terminated within a specified period after a change in control of the Company. See “—Executive Compensation Tables—Potential Payments Upon Termination or Change in Control.”

Pension Benefits. The Company maintains a non-contributory defined benefit pension plan, the SCPIE Management Company Retirement Income Plan (the “Retirement Plan”). The Retirement Plan was suspended as to new participants and accrual of additional benefits effective as of December 31, 2000. The Retirement Plan provides each employee with a basic annual benefit at normal retirement (age 65) equal to 1.15% of the employee’s earnings for each year of service with the Company after 1989 (subject to legal limitations) and the employee’s benefit accrued under a prior plan maintained by the Company. Benefits under the Retirement Plan vested after five years of service.

The Company also maintains a supplemental employee retirement plan, as amended (the “SERP”), which enhances the benefits provided under the Retirement Plan to selected employees of the Company, including the named executive officers. The SERP was amended to cease further benefit accruals with respect to certain employees of the Company as of December 31, 2000, and was further amended to suspend further benefit accruals and vesting for all remaining participants as of February 24, 2004. Pursuant to the amendment to the SERP adopted on December 21, 2007, Messrs. Zuk and Henkes will receive a special lump sum payment of their benefits under the SERP upon a Change in Control of the Company. A “Change in Control” means a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined in Section 409A of the Internal Revenue Code and the Treasury Regulations and Internal Revenue Service guidance thereunder. The pending merger between the Company and The Doctors Company would constitute a Change in Control for these purposes. See “—Executive Compensation Tables—Pension Benefits.”

Perquisites and Other Elements of Compensation. The Company also provides other benefits to its executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program. These benefits include payment to, or on behalf of, the Chief Executive Officer of country club dues, car allowances and out-of-pocket medical and dental expenses, and payment to other named executive officers of unused vacation pay. The Compensation Committee believes that such perquisites are necessary and appropriate in order to provide competitive compensation for our executive officers.

Policy on Deductibility of Compensation. The Bonus Committee has considered the potential impact of Section 162(m) (“Section 162(m)”) of the Internal Revenue Code adopted under the federal Revenue Reconciliation Act of 1993. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and the other senior executive officers, other than compensation that is performance-based under a plan that is approved by the stockholders of the corporation and that meets certain other technical requirements. To appropriately recognize the contribution of the Company’s executive officers to the Company and its stockholders and to exempt bonuses paid to such officers from the $1 million limit of Section 162(m), in 1999, the Compensation Committee and the stockholders adopted and approved the Senior Plan, a performance-based incentive bonus plan, which was re-approved by the stockholders at the 2004 Annual Meeting of the Company. The Senior Plan applies in lieu of the annual incentive bonuses discussed above for executive officers covered by the Annual Incentive Plan. The only officer covered by the Senior Plan in 2007 was Mr. Zuk. The Compensation Committee believes that the Plan, as administered by the Bonus Committee, and the Senior Plan qualify as “performance based” under Section 162(m). Pursuant to its terms, the Senior Plan is required to be approved by the Company’s stockholders at least every five years.

Executive Compensation Tables

Summary Compensation Table. The following table shows the compensation information for each of our named executive officers for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2006 and 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation (2)	Total
Donald J. Zuk	2007	$705,500	—	—	—	$729,663	—	(3)	$89,389	$1,524,552
President and Chief Executive Officer	2006	$683,000	—	—	—	$309,548	—	(3)	$61,929	$1,054,477

Robert B. Tschudy	2007	$378,000	$104,252	—	—	$208,505	—		$15,750	$706,507
Senior Vice President and Chief Financial Officer	2006	$365,000	$44,113	—	—	$88,226	—		$15,400	$512,739

Joseph P. Henkes	2007	$295,000	$81,361	—	—	$162,722	$20,953		$15,750	$575,786
Senior Vice President, Operations and Actuarial Services and Secretary	2006	$285,000	$34,445	—	—	$68,889	$52,037		$17,477	$457,848

Ronald L. Goldberg	2007	$300,000	$82,740	—	—	$165,480	—		$26,135	$574,355
Senior Vice President, Marketing and Underwriting	2006	$290,000	$35,048	—	—	$70,098	—		$29,399	$424,545

Edward G. Marley(4) Vice President, Finance and Chief Accounting Officer	2007	$238,000	$65,640	—	—	$131,281	—		$24,904	$459,825

(1)	The amounts shown in the “Non-Equity Incentive Plan Compensation” column represent cash bonus awards earned during 2006 and 2007 under the Annual Incentive Plan (or the Bonus Plan, in the case of Mr. Zuk) based on the Company’s performance in comparison to pre-established performance targets for 2006 and 2007. Except with respect to Mr. Zuk, the amounts shown in the “Bonus” column represent the portion of the cash bonus awards earned under the Annual Incentive Plan as a result of the decision by the Compensation Committee to adjust the bonus amount upward based on its review of the named executive officers’ individual performance in 2006 and 2007. The entire amount of the bonus earned by Mr. Zuk is reflected in the “Non-Equity Incentive Plan Compensation” column. As discussed above, the Bonus Committee elected to adjust Mr. Zuk’s bonus amounts for 2006 and 2007 upward in February 2006 and March 2007 respectively. Accordingly, the entire amount of Mr. Zuk’s bonus was based on the Company’s performance. See “—Compensation Discussion and Analysis—Components of Compensation—Annual Incentive Bonuses.”
(2)	The amounts shown for 2007 consist of payments made on behalf of or received by the named executive officers for out-of-pocket medical and dental expenses, country club dues, car allowances and vacation pay, as follows:

Named Executive Officer	Year	Medical and Dental	Country Club Dues	Car Allowance	Unused Vacation Pay
Mr. Zuk	2007	$34,717	$2,814	$22,541	$13,567
Mr. Tschudy	2007	$—	$—	$—	$—
Mr. Henkes	2007	$—	$—	$—	$—
Mr. Goldberg	2007	$—	$—	$—	$10,385
Mr. Marley	2007	$—	$—	$—	$9,154

The table below sets forth contributions to the Company’s SMC Cash Accumulation Plan (the “401(k) Plan”) for 2007, as follows:

Named Executive Officer	Year	401(k) Plan
Mr. Zuk	2007	$15,750
Mr. Tschudy	2007	$15,750
Mr. Henkes	2007	$15,750
Mr. Goldberg	2007	$15,750
Mr. Marley	2007	$15,750

Under the 401(k) Plan, the Company makes a 200% matching contribution based on the first 3% of an employee’s compensation plus a discretionary contribution of 1% of the employee’s compensation. All contributions under the 401(k) Plan vest immediately.

(3)	The Company’s Retirement Plan provides for an actuarial increase in benefits for late retirement. Mr. Zuk was eligible to retire under the Retirement Plan as of December 31, 2006 and 2007, but has not elected to retire. Accordingly, in 2006 and 2007, Mr. Zuk received an actuarial increase in benefit under the Retirement Plan in the amount of $23,209 and $22,653, respectively. However, the SERP does not provide an actuarial increase in benefits and the present value of the benefits under the SERP decreased for the years ended December 31, 2006 and 2007 in the amount of $37,380 and $94,518, respectively, due to Mr. Zuk’s late retirement. As a result, for the years ended December 31, 2006 and 2007, the present value of accumulated benefits under both pension plans combined decreased by $14,171 and $71,865, respectively.
(4)	2006 compensation information for Mr. Marley is not provided as Mr. Marley was not a named executive officer for the year ended December 31, 2006.

Grants of Plan-Based Awards. The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2007:

2007 Grants of Plan-Based Awards Table

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards ($/Sh)
Name		Threshold	Target	Maximum	Threshold	Target	Maximum
Donald J. Zuk	3/27/07	$105,825	$529,125	$793,688	—	—	—	—	—	—
Robert B. Tschudy	3/27/07	$30,240	$151,200	$226,800	—	—	—	—	—	—
Joseph P. Henkes	3/27/07	$23,600	$118,000	$177,000	—	—	—	—	—	—
Ronald L. Goldberg	3/27/07	$24,000	$120,000	$180,000	—	—	—	—	—	—
Edward G. Marley	3/27/07	$19,040	$95,200	$142,800	—	—	—	—	—	—

(1)

The amounts shown represent the threshold, target and maximum bonus awards under the Company’s Annual Incentive Plan and Senior Plan, as calculated below, for named executive officers participating in those plans in 2007. The “Threshold” column represents the smallest bonuses that would have been paid if the Company had achieved the minimum core net earned premium and core combined ratio targets required for the payment of any bonus under both such incentive plan components. For 2007, payment of the minimum amount of each bonus component was contingent on the Company having achieved at least 80% of the core net earned premium and 96% of the core combined ratio targets, or $96.0 million and 97%, respectively. The “Target” column represents the bonuses that would have been paid if the Company had achieved the core net earned premium and core combined ratio targets required for target bonus payments. For 2007, the payment of the target amount of each bonus component was contingent on the Company having achieved core net earned premium and a core combined ratio of $120.0 million and 93%, respectively. The “Maximum” column represents the largest bonus that would have been if the Company had achieved the core net earned premium and a core combined ratio amounts required for the maximum bonus payments. For 2007, payment of the maximum amount of each component of the bonus was contingent on the Company having achieved at least 125% of the core net earned premium and 106% of the core combined ratio target, or $150.0 million and 88%, respectively. Each of the amounts shown (other than for Mr. Zuk) assume that the Compensation Committee did not determine to adjust the bonuses paid upward or downward based on the individual performance of the named executive officers during the year. At the beginning of 2007, the Bonus Committee elected to adjust Mr. Zuk’s targeted bonus upward by 50% pursuant to the provisions of the Senior Plan. Each of the amounts shown for Mr. Zuk reflect such upward adjustment. The actual bonus amounts earned by the named executive officers in 2007 are shown under “—Summary Compensation Table” above.

Outstanding Equity Awards at Fiscal Year End. The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at December 31, 2007:

Outstanding Equity Awards at Fiscal Year End 2007

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Unexercised Options	Option Exercise Price(2)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Donald J. Zuk	102,000 102,000	— —	— —	$ $	16.70 5.95	10/16/2011 3/12/2013	— —	— —	— —	— —
Robert B. Tschudy	40,000 60,000	— —	— —	$ $	16.70 5.95	5/15/2012 3/12/2013	— —	— —	— —	— —
Joseph P. Henkes	45,000 45,000	— —	— —	$ $	16.70 5.95	10/16/2011 3/12/2013	— —	— —	— —	— —
Ronald L. Goldberg	35,000 35,000	— —	— —	$ $	16.70 5.95	10/16/2011 3/12/2013	— —	— —	— —	— —
Edward G. Marley	25,000	—	—		$5.95	3/12/2013	—	—	—	—

(1)	Each option vested as to one-third of the shares of the Company’s common stock subject to the option on the first three anniversaries of the grant date.
(2)	Represents the closing price of a share of the Company’s common stock on the New York Stock Exchange on the option grant date.

Option Exercises and Stock Vested. None of the named executive officers exercised options in the year ended December 31, 2007, nor did they hold any restricted stock that vested in such year.

Pension Benefits. The following table summarizes the actuarial present value of Messrs. Zuk’s and Henkes’ accumulated benefits under the Company’s non-contributory defined benefit Retirement Plan and the Company’s SERP, as well as the amount of any payments made to them under such plans during the year ended December 31, 2007. No named executive officer other than Messrs. Zuk and Henkes participates in defined benefit plans provided by the Company.

2007 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Donald J. Zuk	Retirement Plan(2)	33.667	(3)	$446,366	—
	SERP(4)	33.667	(5)	$1,933,552	—
Joseph P. Henkes	Retirement Plan(2)	14.000	(3)	$182,944	—
	SERP(4)	9.417	(6)	$650,700	—

(1)	The present values of accumulated benefits under the Retirement Plan and the SERP were measured as of December 31, 2007 using discount rates of 6.00% and 5.50%, respectively, and assuming the mortality rate for males reflected in the RP-2000 Mortality Tables Report projected to 2015. Benefits accrued under both the Retirement Plan and the SERP are assumed to commence from the later of the participant’s current age or age 62 (the assumed retirement age under the plans) in a form of life annuity (with respect to the Retirement Plan) or a three year annuity (with respect to the SERP). Under the Retirement Plan and the SERP, a participant may elect to receive an actuarially equivalent amount of his or her retirement benefits in the form of a lump sum payment in the event of death (in the case of the SERP), or an annuity with varying maturities (in the case of both plans). Pursuant to an amendment to the SERP, Messrs. Zuk and Henkes will receive a special lump sum payment of their benefits under the SERP upon a Change in Control of the Company (which includes the closing of the pending merger with The Doctors Company). See “—Compensation Discussion and Analysis—Components of Compensation—Pension Benefits”.
(2)	The Company’s Retirement Plan provides each participating employee with a basic annual benefit at normal retirement (age 65) equal to 1.15% of the employee’s earnings for each year of service with the Company after 1989 (subject to legal limitations) and the employee’s benefit accrued under a prior plan maintained by the Company. Benefits under the Retirement Plan vest after five years of service. The Retirement Plan was suspended as to new participants and accrual of additional benefits effective as of December 31, 2000.
(3)	The number of years of credited service under the Retirement Plan for Messrs. Zuk and Henkes is equal to the number of years that each executive participated in the plan prior to the date the plan ceased to accrue further benefits on December 31, 2000.
(4)	The Company’s SERP enhances the benefits provided under the Retirement Plan to selected employees of the Company, including certain of the named executive officers. The SERP generally provides each selected employee with a basic annual benefit at normal retirement equal to 3.5% of the employee’s final average earnings for each year of service with the Company up to a maximum of ten years of service, less the annual benefits payable under the Retirement Plan. The SERP was amended to cease further benefit accruals with respect to certain employees of the Company as of December 31, 2000, and was further amended to suspend further benefit accruals and vesting for all remaining participants as of February 24, 2004.
(5)	The SERP was amended on January 1, 2001, pursuant to which a new formula was adopted to determine the number of years of credited service for purposes of the plan. The SERP was subsequently frozen as of February 24, 2004. The new formula applies unless the benefit accrued as of February 24, 2004 under that formula is less than the benefit accrued under the old formula as of December 31, 2000. Because Mr. Zuk’s accrued benefits under the old formula are greater than the benefits under the new formula through February 24, 2004, the number of years of credited service under the SERP reflected in the table for Mr. Zuk is equal to his credited service as of December 31, 2000.
(6)	The number of years of credited service under the SERP for Mr. Henkes is equal to the number of years that he participated in the plan prior to the date the plan ceased to accrue further benefits on February 24, 2004.

Nonqualified Defined Contributions and Other Nonqualified Deferred Compensation. The following table sets forth a summary of all nonqualified defined contributions and nonqualified deferred compensation received by each of the named executive officers for the year ending December 31, 2007 and the aggregate balance under such arrangements at the end of the year.

2007 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY	Company Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2007
Donald J. Zuk (1)	—	—	—	—	$130,800

(1)	Under Mr. Zuk’s deferred compensation agreement with SCPIE Management Company, the Company is obligated to pay Mr. Zuk three equal annual installments of $43,600 commencing on his “separation from service” (as defined in the agreement) and on the first and second anniversaries thereof. The Board and the Compensation Committee approved the deferred compensation arrangement in December 2005 due to an adjustment made by the Company under the terms of the SERP after discovering that Mr. Zuk’s benefits had been previously overstated in a report prepared by the Company’s independent actuarial firm it delivered to the Company. The total deferred compensation benefits awarded to Mr. Zuk under the deferred compensation agreement equals the present value of the total amount by which by Mr. Zuk’s SERP benefits were previously overstated.

Potential Payments Upon Termination or Change in Control

Change of Control Agreements. The Company has entered into Change in Control Severance Agreements with each of the named executive officers that will provide the officers certain benefits if their employment is terminated within a specified period after a “change in control” (as defined below) of the Company. The Change in Control Severance Agreements will expire on December 31, 2010. On each January 1, the expiration date of each Change in Control Severance Agreement is automatically extended for an additional one-year period, unless the Company notifies the officer, on or before September 30 of the prior year, that it does not wish to further extend the Change in Control Severance Agreement with such officer. Under the Change in Control Severance Agreements, all outstanding options granted to the officers under any of the Company’s stock option plans, incentive plans or similar plans become fully vested and exercisable immediately prior to a change in control. This “single trigger” acceleration assures the named executive officers that all their stock-based awards will be available to them despite a subsequent termination of their employment without cause or attempt by new management to cause them to terminate employment, either of which would otherwise result in forfeiture of unvested options. In addition, if an officer’s employment is terminated by the Company other than for “cause” or “disability” (each, as defined below) or the officer resigns with “good reason” (as defined below) within two years following a change in control transaction involving the Company (each, a “qualifying termination”), the officer will be paid a severance payment equal to two times (three times for Mr. Zuk) such officer’s base salary and annual bonus plus the value of certain other benefits and payments forgone due to the termination and will continue to receive all employee benefits for two years (three years for Mr. Zuk) after the date of termination. An officer also may voluntarily terminate employment for any reason during the 30-day period following the first anniversary of the change in control (a “covered resignation”), in which case he or she will be provided with the same benefits, except the severance payment would be reduced by 50% and the employee benefits would be provided for a period of one year (eighteen months for Mr. Zuk) after the covered resignation. If it is determined that any payments made to an officer pursuant to a Change in Control Severance Agreement would subject such officer to an excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, under certain circumstances such officer will also be paid an additional amount sufficient to put such officer in the same tax position as he or she would have been in had no excise tax been imposed on such payment.

A “change of control” is generally defined as one of the following: (a) the acquisition by any person of beneficial ownership of 20% or more of the Company’s voting stock, (b) certain business combinations involving the Company, (c) a stockholder approved disposition of substantially all of the Company’s assets or (d) a change in a majority of the incumbent board members, except for changes in the majority of such members approved by at least two-thirds of such members.

“Good reason” is generally defined as one of the following: (a) the material diminution in executive’s position, authority, duties or responsibilities held prior to the change of control, (b) the reduction by more than 10% of executive’s annual total compensation as in effect prior to the change of control, (c) the relocation of the executive’s principal location of employment prior to the change in control which results in the one-way commuting distance for the executive increasing by more than thirty miles, (d) the Company’s failure to pay to the executive his or her compensation when due or (e) the Company’s failure to continue in effect any material compensation or benefit plan in which the executive participates prior to the change of control.

“Disability” is generally defined as the executive’s absence due to physical or mental illness from the full-time performance of his or her duties with the Company for six consecutive months and after thirty days’ written notice of termination given by the Company.

Qualifying Termination under Employment Agreements and Deferred Compensation Arrangements. Under Mr. Zuk’s employment agreement and deferred compensation agreement with the Company, in the event of termination of employment for specified reasons, Mr. Zuk is entitled to certain benefits, which are described below.

In accordance with the requirements of the rules of the SEC, the following table presents our reasonable estimate of the benefits payable to the named executive officers (a) under the Change in Control Severance Agreements, assuming that a change of control and a qualifying termination of employment, as described above, occurred on December 31, 2007, (b) in the case of Messrs. Zuk and Henkes, under the SERP, assuming a change of control (as defined therein) occurred on December 31, 2007 and (c) in the case of Mr. Zuk, under his employment agreement and deferred compensation agreement with the Company, assuming that a change of control and/or a termination of employment for specified reasons occurred on December 31, 2007. While we have made reasonable assumptions regarding the amounts payable, there can be no assurance that in the event of a change in control or termination, the named executive officers will receive the amounts reflected below. The amounts reflected in the table below reflect recalculations of certain amounts reported on page 44 of the Company’s definitive proxy statement dated January 29, 2008.

Name	Trigger	Multiple of Salary and Bonus (1)		Retirement Benefits (2)		Value of Option Acceleration (3)	Employment Benefits (4)	Deferred Compensation		280G Tax Gross Up (5)	Total Value (6)
Donald J. Zuk	Change of Control	—		$5,922	(7)	—	—	$3,418	(8)	—	$9,340
	Change of Control and Qualifying Termination	$3,174,750		$46,422		—	$113,279	$3,418	(8)	$1,480,206	$4,818,075
	Termination due to Disability	$352,750	(9)	—		—	—	—		—	$352,750
	Termination due to Death	—		—		—	—	$3,418	(8)	—	$3,418
	Other Termination of Employment	$1,411,000	(10)	—		—	—	—		—	$1,411,000

Robert B. Tschudy	Change of Control and Qualifying Termination	$1,058,400		$40,500		—	$58,303	—		$466,281	$1,623,784

Joseph P. Henkes	Change of Control	—		$9,773	(7)	—	—	—		—	$9,773
	Change of Control and Qualifying Termination	$826,000		$50,273		—	$57,262	—		$371,133	$1,304,668
	Termination due to Disability	—		$144,684	(11)	—	—	—		—	$144,684

Ronald L. Goldberg	Change of Control and Qualifying Termination	$840,000		$40,500		—	$65,768	—		$390,294	$1,336,562

Edward G. Marley	Change of Control and Qualifying Termination	$666,400		$40,500		—	$48,377	—		$307,219	$1,062,496

(1)	Except as otherwise indicated (see footnotes 9 and 10 below), represents a severance payment equal to two times (three times for Mr. Zuk) the sum of the named executive officer’s (a) annual base salary for 2007, and (b) targeted annual bonus for 2007 or the average annual bonus received by the named executive officer for the three years immediately prior to the change in control, whichever is greater. In the event of a covered resignation, the named executive officer would be entitled to receive 50% of this severance payment.

(2)	In the case of a change of control and a qualifying termination, includes the estimated payments the Company would be required to make pursuant to the Change in Control Severance Agreements for matching contributions under the 401(k) Plan. Under the agreements, in such an event, the executive would be entitled to receive an amount equal to the matching contributions that the Company otherwise would have made under the 401(k) Plan for three years after the date of termination, assuming the named executive officer had made the maximum elected deferral contributions. See “—Compensation Discussion and Analysis—Components of Compensation—401(k) Plan.” For Messrs. Zuk and Henkes, the amounts shown also include the incremental present value (using a discount rate of 3.575%) of the estimated special lump sum payments each of them would be entitled to receive under the SERP in the event of a change of control. In addition to the amounts included in the table, upon retirement or other termination of employment, Messrs. Zuk and Henkes would be entitled to the pension benefits under the Retirement Plan and the SERP. For a description of such benefits, see “—Pension Benefits.”
(3)	Since all of the options held by the named executive officers as of December 31, 2007 were vested, a change in control would not have caused the acceleration of any options held by the named executive officers as of such date.
(4)	Represents the estimated payments the Company would be required to make pursuant to the Change in Control Severance Agreements for continued medical and dental health benefits and outplacement services for a period of two years (three years for Mr. Zuk) after a change in control and a qualifying termination. In the event of a covered resignation, the Company would be required to provide continued medical and dental health benefits for a period of one year (eighteen months for Mr. Zuk) after such covered resignation. Benefit calculation assumes the lesser of 25% of base salary or estimated $20,000 cost per year (actual cost may vary) over two years. Mr. Zuk’s benefits calculations also include an estimated $70,500 for the continuation of medical expense reimbursements (based on the average annual amount of $23,500 actually paid by the Company in excess of medical plan benefits in each of the last three years).
(5)	Represents the estimated payment under the Change in Control Severance Agreements of an amount sufficient to offset the impact of any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law. Assumes a federal income tax rate of 35%, a state income tax rate of 9.3%, a Medicare tax of 1.45% and an excess parachute tax rate of 20%.
(6)	Does not include the value to the executive of a continued right to coverage under directors’ and officers’ liability insurance. Under the Change in Control Severance Agreements, the Company is required to continue directors’ and officers’ liability insurance for the named executive officer party thereto for a period of six years following the date of his qualifying termination.
(7)	For Messrs. Zuk and Henkes, the amounts shown reflect the incremental present value (using a discount rate of 3.575%) of the estimated special lump sum payments each of them would be entitled to receive under the SERP in the event of a change of control. For a further description of such payments, see “—Pension Benefits.”
(8)	Represents the incremental present value (using a discount rate of 5.5%) of the accelerated payments to Mr. Zuk or his beneficiary under his deferred compensation agreement in the event of his death or a change of control of the Company. Under the deferred compensation agreement, Mr. Zuk is entitled to receive three equal annual installments of $43,600 commencing on his separation of service. However, in the event of his death or a change of control of the Company, the unpaid balance of Mr. Zuk’s deferred compensation would become immediately due and payable. A “change of control” under the agreement is defined as a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined in Section 409A of the Internal Revenue Code and the Treasury Regulations and Internal Service guidance thereunder. See “—Nonqualified Defined Contributions and Other Nonqualified Deferred Compensation.”
(9)	Represents the estimated amount the Company would be required to pay Mr. Zuk under his Employment Agreement in the event of termination due to disability. Mr. Zuk’s Employment Agreement provides that in the event he is terminated due to disability the Company would be required to pay him an amount equal to six months of his salary. Under Mr. Zuk’s Employment Agreement, “disabled” means (a) the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve months, or (b) circumstances in which Mr. Zuk is receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the Company, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve months. See “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements.”
(10)

Represents the amount the Company would be required to pay Mr. Zuk according to his Employment Agreement in the event the Company terminates him for any reason (other than disability) prior to December 31, 2008. Mr. Zuk’s Employment Agreement provides that if he is so terminated, the Company is required to pay him an amount equal to two years of his salary. In the event the Company terminates Mr. Zuk for any reason (other than disability) after December 31, 2008 and prior to the expiration of his Employment Agreement, the Company would be required to pay Mr. Zuk an amount equal to one year of his salary. See “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements.”
(11)	Represents the difference between the present value of Mr. Henkes’ normal retirement benefits under the SERP, less the present value of his early retirement benefits under the SERP. Under the SERP, a participant is eligible to receive early retirement benefits beginning at the age of 55, and normal retirement benefits at the age of 62. (As of December 31, 2007, Mr. Henkes was 58.) A participant’s early retirement benefits are an amount equal to his normal retirement benefits, reduced by 0.5% for each month by which his age is less than 62. However, in the event of a participant’s termination due to disability, the SERP provides that a participant who is otherwise entitled to receive early retirement benefits would be entitled to receive the full amount of his normal retirement benefits. Under the agreement, a participant is deemed to be “disabled” if (i) he qualifies for disability benefits under the Federal Social Security Act, or any other comparable disability benefit payable under another governmental retirement program and (ii) in the opinion the Compensation Committee, it is unlikely that he will return to active service before his normal retirement age of 65. See “—Pension Benefits.”

Confidentiality and Non-Solicitation Arrangements. Pursuant to the Change in Control Severance Agreements, each of the named executive officers party thereto has agreed to comply with certain confidentiality and non-solicitation provisions. The non-solicitation provision expires on the first anniversary of the date of termination.

Compensation of Directors

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

Pursuant to a standing resolution of the Board of Directors, each non-employee director of the Company is granted on the date of each Annual Meeting of Stockholders, at his or her option, either (1) 2,000 shares of restricted common stock or (2) 2,000 deferred stock units and dividend equivalents with respect to such units. The units represent the right to receive shares of stock on a deferred basis. Under the 2003 Plan, each non-employee director of the Company previously received stock option grants pursuant to a formula set forth in the 2003 Plan. The Company discontinued this arrangement in 2006 and no stock options were granted to directors in 2006 or 2007.

The Southern California Physicians Insurance Exchange, the predecessor of the Company (the “Exchange”), maintained the SCPIE Retirement Plan for Outside Governors and Affiliated Directors (the “Board of Governors’ Retirement Plan”), a nonqualified supplemental retirement plan that provides a $12,000 annual retirement benefit for members of the Exchange’s Board of Governors and directors of affiliated entities who had at least five years of service as defined in the Board of Governors’ Retirement Plan. In connection with the Company’s initial public offering in 1997, the Exchange’s obligations under the Board of Governors’ Retirement Plan became the obligations of SCPIE Management Company, a subsidiary of the Company. Participation in the Board of Governors’ Retirement Plan was frozen on December 31, 1996. Any persons receiving benefits on that date continue to receive them. All other eligible persons under the Board of Governors’ Retirement Plan became 100% vested in the benefits accrued prior to that date and no additional benefits accrued after that date. No additional individuals, including directors of the Company or its subsidiaries, are eligible to participate in the Board of Governors’ Retirement Plan. Pursuant to the amendment to the Governors Plan adopted on December 21, 2007, each of the participants in the Governors Plan will receive a special lump sum payment of his or her benefits under the Governors Plan upon a Change in Control of the Company. A “Change in Control” means a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined in Section 409A of the Internal Revenue Code and the Treasury Regulations and Internal Revenue Service guidance thereunder. The pending merger between the Company and The Doctors Company would constitute a Change in Control for these purposes.

The following table shows the compensation information for each of the Company’s non-employee directors for the year ended December 31, 2007. The compensation of the President and Chief Executive Officer, Mr. Zuk, is disclosed in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mitchell S. Karlan, M.D.	256,000	48,051	7,850	—	—	—		311,901
Wendell L. Moseley, M.D.	110,000	48,051	7,850	—	—	27,500	(3)	193,401
Jack E. McCleary, M.D.	112,000	48,051	7,850	—	—	—		167,901
Ronald H. Wender, M.D.	88,000	48,051	7,850	—	—	—		143,901
Willis T. King, Jr.	96,000	51,898	7,850	—	—	—		155,748
William A. Renert, M.D.	86,000	48,051	7,850	—	—	—		141,901
Henry L. Stoutz, M.D.	73,500	48,051	7,850	—	—	—		129,401
Marshall S. Geller	90,500	48,051	—	—	—	—		138,551
Kaj Ahlmann	86,000	51,545	—	—	—	—		137,545

(1)	In accordance with the Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), the dollar value shown in the “Stock Awards” column for each of the non-employee directors represents the compensation expense recognized by the Company in 2007 with respect to restricted stock granted to such directors in 2006 and prior years. The aggregate grant date fair value of each restricted stock grant made in 2007 is set forth in the table below:

Non-Employee Director	Restricted Stock Awarded: No. of Shares(a)	Deferred Stock Units and Dividend Equivalents Awarded: No. of Shares(b)	Grant Date Fair Value ($/Unit)	Restricted Stock Outstanding as of Year End: No. of Shares	Deferred Stock Units and Dividend Equivalents Outstanding as of Year End: No. of Shares
Kaj Ahlmann	2,000	—	$21.52	2,000	—
Marshall S. Geller	—	2,000	$21.52	—	4,000
Mitchell S. Karlan, M.D.	—	2,000	$21.52	—	8,000
Willis T. King, Jr.	2,000	—	$21.52	2,000	—
Jack E. McCleary, M.D.	—	2,000	$21.52	—	4,000
Wendell L. Moseley, M.D.	—	2,000	$21.52	—	8,000
William A. Renert, M.D.	—	2,000	$21.52	—	8,000
Henry L. Stoutz, M.D.	—	2,000	$21.52	—	6,000
Ronald H. Wender, M.D.	—	2,000	$21.52	—	2,000

(a)	The shares of restricted stock vest on the first anniversary of the grant date. Stock distributable pursuant to a restricted stock unit award is distributed in a lump sum or in installments over a period of years determined at the election of the non-employee director at the time of his or her irrevocable deferral election.
(b)	The issuance of the stock distributable pursuant to a deferred stock unit award will occur on the earliest of: (i) a date or dates specified by the non-employee director pursuant to a timely election, (ii) the non-employee director’s termination of directorship, (iii) the non-employee director’s death, or (iv) a change in control. Under no circumstances may the time or schedule of distribution of stock pursuant to a unit award be accelerated.

(2)	In accordance with the SFAS 123(R), the dollar value shown in the “Option Awards” column for each of the non-employee directors represents the compensation expense recognized by the Company in 2007 with respect to options granted to such directors in years prior to 2007. No options were granted to directors in 2007.

(3)	Represents fees for consulting services to the Company’s insurance subsidiaries.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and none of the Company’s employees participates on the Compensation Committee of the Board.

Compensation Committee Report on Executive Compensation1

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A for the year ended December 31, 2007.

April 24, 2008

COMPENSATION COMMITTEE

Mitchell S. Karlan, M.D. (Chairman)

Willis T. King, Jr.

Wendell L. Moseley, M.D.

(1)	The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report and irrespective of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of SCPIE common stock as of April 29, 2008, for:

•	each person who is known by us to own beneficially more than 5% of any class of SCPIE’s voting securities;

•	each of our current directors and executive officers; and

•	all of our directors and executive officers as a group.

Unless otherwise indicated, the business address of each named person is c/o SCPIE Holdings Inc., 1888 Century Park East, Los Angeles, California 90067, and, to SCPIE’s knowledge, each beneficial owner named in the table has sole voting and sole investment power over the shares indicated as owned by such person, subject to applicable community property laws. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

Name	Number of Shares Beneficially Owned(1)(2)	Percent of Total(1)(2)	Deferred Stock Units(3)
The Stilwell Group(4)	950,100	9.91%	—
Dimensional Fund Advisors LP(5)	620,671	6.37%	—
Donald J. Zuk	272,302	2.78%	—
Joseph P. Henkes	107,094	1.11%	—
Robert B. Tschudy	103,363	1.07%	—
Ronald L. Goldberg	70,000	*	—
Mitchell S. Karlan, M.D.	68,071	*	8,000
Willis T. King, Jr.	67,300	*	—
Jack E. McCleary, M.D.	44,986	*	4,000
Wendell L. Moseley, M.D.	44,470	*	8,000
William A. Renert, M.D.	40,000	*	8,000
Henry L. Stoutz, M.D.	38,595	*	6,000
Ronald H. Wender, M.D.	31,000	*	2,000
Edward G. Marley	27,085	*
Kaj Ahlmann	4,000	*	—
Marshall S. Geller	—	*	4,000
All directors and executive officers as a group	983,266	9.52%	40,000

*	Less than 1%.
(1)	As to each of the following persons (and all directors and executive officers as a group), the table includes the following shares issuable upon exercise of options that are exercisable as of April 29, 2008: Mitchell S. Karlan, M.D., 28,000; Donald J. Zuk, 204,000; Willis T. King, Jr., 28,000; Jack E. McCleary, M.D., 28,000; Wendell L. Moseley, M.D., 28,000; William A. Renert, M.D., 28,000; Henry L. Stoutz, M.D., 28,000; Ronald H. Wender, M.D., 25,000; Robert B. Tschudy, 100,000; Joseph P. Henkes, 90,000; Ronald Goldberg, 70,000; Edward G. Marley, 25,000.
(2)	Based on 9,583,165 shares of SCPIE common stock issued and outstanding as of April 22, 2008. This figure does not include 500,000 shares of SCPIE common stock held by a wholly owned subsidiary of SCPIE that are neither voted nor counted for purposes of a quorum under applicable provisions of the DGCL.
(3)	Deferred stock units are not included in the beneficial ownership totals or in the percent of ownership (columns 1 and 2) because they are not yet issued shares and do not have voting or investment power.
(4)

Based solely upon information contained in a report on Schedule 13D/A jointly filed by Stilwell Value Partners III, L.P., Stilwell Value LLC and Joseph D. Stilwell (referred to collectively as the “Stilwell Group”) with the SEC on January 8, 2008.

According to this filing, each of Stilwell Value Partners III, L.P., Stilwell Value LLC and Mr. Stilwell has shared voting and dispositive power with respect to 950,100 shares. The business address of Stilwell Value Partners III, L.P., Stilwell Value LLC and Mr. Stilwell is 26 Broadway, 23 rd Floor, New York, New York 10004.

(5)	Based solely upon information contained in a report on Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 6, 2008. According to this filing, Dimensional Fund Advisors LP has sole voting and dispositive power with respect to 620,671 shares; however, Dimensional Fund Advisors LP disclaims beneficial ownership of such securities, which are owned by various investment companies, trusts and accounts which it advises. The business address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

Changes in Control

On October 15, 2007, the Company agreed to be acquired by The Doctors Company for $28.00 in cash for each outstanding share of Company common stock in a merger transaction valued at approximately $281.1 million. The merger is subject to customary closing conditions, including, among others, (i) the approval of the merger by the holders of a majority in voting power of the outstanding common stock of the Company; (ii) the approval of the merger by the Departments of Insurance of California, Delaware and Arkansas; (iii) the receipt of antitrust approvals, or the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); and (iv) the absence of any order or injunction prohibiting the consummation of the merger. On November 28, 2007, the waiting period applicable to the consummation of the merger under the HSR Act expired. On April 3, 2008, the Company announced that the Company’s stockholders had approved the merger by the requisite vote.

The Company currently expects the merger to close during the first half of 2008. However, it is possible that factors outside of the Company’s control could require the parties to complete the proposed merger at a later time or not to complete it at all.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows aggregated information as of December 31, 2007 with respect to our compensation plans, agreements and arrangements under which our equity securities were authorized for issuance. For a description of the plans, see “—Item 11. Executive Compensation—Equity Awards.”

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation Plans (excluding Securities reflected in column(a)) (c)
Equity compensation plans approved by security holders:	768,100	$13.02	1,261,333
Equity compensation not approved by security holders:	—	$—	—
Total:	768,100	$13.02	1,261,333

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 13, 1999, the Board of Directors adopted a stock purchase plan for directors and senior executives, under which the Company offered to sell to each director and senior executive up to 10,000 shares of the common stock at a price of $27.94 per share, which was the closing price on the New York Stock Exchange on that date. Under the plan, the Company offered to extend loans, up to a maximum of $280,000 for each participant, to enable the participants to purchase the shares. Each loan is for a term of 10 years, and bears interest at the applicable federal rate for May 1999 for a 10-year loan (5.85%). Interest is payable annually. Each of the directors and senior executives participated in the plan. Amounts outstanding under the loans as of December 31, 2007, are as follows: $279,375 by Messrs. Zuk and Henkes and Drs. Karlan, Moseley; $279,375 by Dr. Renert, of which $252,133 is currently outstanding; and $139,688 by Dr. Stoutz. The purpose of the plan was to encourage greater stock ownership in the Company by the directors and senior management.

Herzfeld & Rubin, P.C. (“Herzfeld”) is one of the law firms on the panel of approved firms that defends the Company’s insureds in connection with claims covered under the Company’s insurance policies. Michael Zuk, brother of Donald J. Zuk, is an attorney on cases handled by Herzfeld on behalf of the Company’s insureds. Herzfeld has been on the panel of firms approved by the Company to represent the Company’s insureds since 1980. In 2007, the legal fees paid by the Company to Herzfeld amounted to approximately $1.9 million. Michael Zuk is a partner of Herzfeld and holds approximately one-third of the equity interest in the firm. On March 23, 2007, the representation of the Company’s insureds by Herzfeld was approved by the Executive Committee of the Board.

Related Party Transaction Policy and Procedures. The Board has adopted a written Related Party Transaction Policy and Procedures (the “Related Party Policy”) that provides that the Executive Committee should review and approve any related party transaction involving any director, nominee for director, the Company’s Chief Executive Officer, any stockholder owning more than 5% of the Company’s voting securities, or any of their immediate family members or related firms. Under the policy, the Chief Executive Officer should review and approve related party transactions involving executive officers of the Company (or than the Chief Executive Officer or any executive officer who is also a director) or their immediate family members or related firms. For purposes of the Related Party Policy, a “related party transaction” is a transaction, arrangement or relationship that is reportable under SEC rules regarding related party transactions. The policy provides that the Executive Committee or the Chief Executive Officer should be informed of the relevant facts of the proposed transaction, including material terms and conditions and the related party’s relationship or interest, prior to a decision to approve the transaction. In determining whether the transaction is in, or not opposed to, the Company’s best interest, the Executive Committee or the Chief Executive Officer may consider any factors deemed relevant or appropriate, including whether any actual or apparent conflicts of interest are raised, the nature, size or degree of those conflicts, whether mitigations of the conflicts are feasible, potential benefits and detriments to the Company, whether the nature or terms of the transaction are unusual, and whether steps have been taken to ensure fairness to the Company. The Executive Committee or the Chief Executive Officer may impose any conditions deemed appropriate in connection with approving a related party transaction. The Related Party Policy provides that related party transactions should be approved in advance. However, the policy provides for ratification procedures in the event that a director or officer becomes aware of a related party transaction that has already commenced.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by Ernst & Young LLP, the Company’s principal accountants, for the fiscal years ended December 31, 2006, and 2007, are as follows:

	2006	2007
Audit Fees(1)	$837,000	$860,100
Audit-Related Fees(2)	40,000	213,700
Tax Fees(2)	40,625	—
All Other Fees(2)	—	—
Total Audit Fees	$917,625	$1,073,800

(1)	Includes fees and expenses related to the fiscal year audit, including the audit of internal control over financial reporting, interim reviews and statutory audits, notwithstanding when the fees and expenses were billed or when the services were rendered.
(2)	Includes fees and expenses for services rendered from January through December of the fiscal year, notwithstanding when the fees and expenses were billed. Audit-related fees in 2007 include amounts incurred for due diligence services related to the auction process and subsequent merger agreement executed with The Doctors Company and the audit of the Company’s employee benefit plans.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) and (a)(3) FINANCIAL STATEMENTS AND SCHEDULES.

Reference is made to the “Index—Financial Statements and Financial Statement Schedules—Annual Report on Form 10-K” of Form 10-K filed on March 17, 2008.

(a)	(3) Exhibits:

NUMBER	DOCUMENT
2.1	Amended and Restated Plan and Agreement of Merger by and among SCPIE Holdings Inc., SCPIE Indemnity Company and Southern California Physicians Insurance Exchange dated August 8, 1996, as amended December 19, 1996 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

2.2	Agreement and Plan of Merger among The Doctors Company, Scalpel Acquisition Corp. and SCPIE Holdings Inc., dated as of October 15, 2007 (filed with the Company’s Current Report on Form 8-K on October 16, 2007 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed with the Company’s Current Report on Form 8-K on December 28, 2007 and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement effective as of January 2, 2006, between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of January 2, 2006 (filed with the Company’s Current Report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.31*	SCPIE Management Company Retirement Income Plan, as amended and restated, effective January 1, 1989 (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.32*	The SMC Cash Accumulation Plan, dated July 1, 1991, as amended (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.33	Inter-Company Pooling Agreement effective January 1, 1997 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.34	SCPIE Holdings Inc. and Subsidiaries Consolidated Federal Income Tax Liability Allocation Agreement effective January 1, 1996 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.35	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 (No. 33-4450) and incorporated herein by reference).

10.36	Lease between Wh/WSA Realty, L.L.C., a Delaware limited liability company and SCPIE Holdings Inc., a Delaware corporation dated July 31, 1998 (filed with the Company’s Annual Report on Form 10-K on March 31, 1998 and incorporated herein by reference).

10.50*	The SCPIE Holdings Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference).

10.51*	Form of Change of Control Severance Agreement entered into by Chief Executive Officer on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.52*	Form of Change of Control Severance Agreement entered into by Senior Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.53*	Form of Change of Control Severance Agreement entered into by Vice Presidents on December 14, 2000 (filed with the Company’s Annual Report on Form 10-K on March 30, 2001 and incorporated herein by reference).

10.56*	Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company, as amended and restated, effective as of January 1, 2001 (filed with the Company’s Annual Report on Form 10-K on April 1, 2002 and incorporated herein by reference).

NUMBER	DOCUMENT
10.59*	Form of Stock Option Agreement under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.60*	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.61*	Form of Stock Appreciation Rights Agreement for selected employees of the Company under the 2001 Amended and Restated Equity Participation Plan of the Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.62	Medical Malpractice Shortfall Excess of Loss Reinsurance Agreement with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.63	First through Fourth Excess of Loss Reinsurance Treaty with various subscribing reinsurers (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.65*	Deferred Compensation Agreement dated as of January 3, 2005, by and between SCPIE Management Company and Donald P. Newell (filed with the Company’s Current Report on Form 8-K on January 5, 2005 and incorporated herein by reference).

10.66*	Employment Memorandum regarding the employment terms of Donald P. Newell with the Company, dated as of October 30, 2000 (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.67	Quota Share Retrocession Contract, issued to the Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company by GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.68	Guarantee Agreement by and between the Company and GoshawK Reinsurance Limited (now named Rosemont Re) (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.69*	Amendments to Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.70*	2003 Amended and Restated Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.71*	Form of Restricted Stock Agreement for Independent Directors (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference).

10.72*	First Amendment to the 2003 Amended and Restated Equity Participation Plan (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.73*	Amendment 2004-1 to the Supplemental Employee Retirement Plan for selected employees of SCPIE Management Company (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

10.75	Addendum No. 3 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2005 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.78	Second Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 12, 2004 and incorporated herein by reference).

10.79*	Amendment #2 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 15, 2004 and incorporated herein by reference).

10.80*	Form of Deferred Stock and Dividend Equivalent Agreement for Independent Directors (filed with the Company’s Annual Report on Form 10-K on March 30, 2004 and incorporated herein by reference).

NUMBER	DOCUMENT
10.81	Commutation and Release Agreement dated December 31, 2006 between the Company and Chaucer Syndicates Limited (filed with the Company’s Annual Report on Form 10-K on March 16, 2007 and incorporated herein by reference).

10.82	First—Third Excess of Loss Reinsurance Contract 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2004 (filed with the Company’s Annual Report on Form 10-K on March 16, 2005 and incorporated herein by reference.

10.83	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2005 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.84	Deferred Compensation Agreement dated as of December 8, 2005 between Donald J. Zuk and SCPIE Management Company and Guaranty by SCPIE Holdings, Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.85*	Deferred Compensation Agreement dated as of December 8, 2005 between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated as of December 8, 2005 (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.86*	Amendment to Employment Arrangement dated as of December 8, 2005 between Donald P. Newell and SCPIE Holdings, Inc. (filed with the Company’s current report on Form 8-K on December 9, 2005 and incorporated herein by reference).

10.87*	Deferred Compensation Agreement dated as of January 1, 2001, between Donald P. Newell and SCPIE Management Company and Guaranty by SCPIE Holdings Inc. dated October 23, 2002 (filed with the Company’s Annual Report on 10-K on March 31, 2003 and incorporated herein by reference).

10.88	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2006 (filed with the Company’s Annual Report on Form 10-K on March 23, 2006 and incorporated herein by reference).

10.89	First—Third Excess of Loss Reinsurance Agreement 8493-00-0009-00 with various subscribing reinsurers effective January 1, 2007 (filed with the Company’s Annual Report on Form 10-K on March 16, 2007 and incorporated herein by reference).

10.90	Addendum No. 4 to Per Policy of Loss Reinsurance Agreement 8493-00-0003-00 with various subscribing reinsurers effective through 2006 (filed with the Company’s Annual Report on Form 10-K on March 16, 2007 and incorporated herein by reference).

10.91*	Form of Third Amendment to the 2003 Equity Participation Plan of SCPIE Holdings Inc. (filed with the Company’s Current Report on Form 8-K on June 28, 2006 and incorporated herein by reference).

10.92	Settlement Agreement dated as of December 14, 2006 between SCPIE Holdings Inc., Joseph Stilwell, Stilwell Value Partners III, L.P. and Stilwell Value (filed with the Company’s Current Report on Form 8-K on December 15, 2006 and incorporated herein by reference).

10.93*	Amendment 2007-1 to the Southern California Physicians Insurance Exchange Retirement Plan for Outside Governors and Affiliated Directors (filed with the Company’s Current Report on Form 8-K on December 28, 2007 and incorporated herein by reference).

10.94*	Amendment 2007-1 to the Supplemental Employee Retirement Plan for Selected Employees of SCPIE Management Company, as Amended and Restated Effective as of January 1, 2001 (filed with the Company’s Current Report on Form 8-K on December 28, 2007 and incorporated herein by reference).

10.95	Credit Agreement, dated as of July 18, 2007, by and among Union Bank of California and SCPIE Holdings Inc., SCPIE Indemnity Company, American Healthcare Indemnity Company and American Healthcare Specialty Insurance Company (filed with the Company’s Quarterly Report on Form 10-Q on August 9, 2007 and incorporated herein by reference).

23.1	Consent of independent registered public accounting firm (filed with the Company’s Annual Report on Form 10-K on March 17, 2008).

NUMBER	DOCUMENT
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Company’s Annual Report on Form 10-K on March 17, 2008).

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Company’s Annual Report on Form 10-K on March 17, 2008).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCPIE HOLDINGS INC.

By:	/s/ DONALD J. ZUK
Donald J. Zuk President and Chief Executive Officer

By:	/S/ ROBERT B. TSCHUDY
Robert B. Tschudy Chief Financial Officer

April 28, 2008