Form 10-Q
period 2008-03-31
SCPIE HOLDINGS INC
filed 2008-05-09
CIK 1013609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Preferred stock, par value $l.00 per share	No shares outstanding
Common stock, par value $0.0001 per share	10,083,165 shares, including 500,000 shares of Common Stock that have been issued to a wholly owned subsidiary of Registrant.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2008	DECEMBER 31, 2007
	(unaudited)
ASSETS
Securities available-for-sale:
Fixed maturity investments, at fair value
(amortized cost 2008 - $337,811 2007 - $335,813)	$344,456	$337,784
Equity investments, at fair value (cost 2008 - $1,426; 2007 - $1,428)	1,585	1,665

Total securities available-for-sale	346,041	339,449
Cash and cash equivalents	216,395	217,323

Total investments and cash and cash equivalents	562,436	556,772
Accrued investment income	4,056	5,029
Premiums receivable	59,857	13,142
Assumed reinsurance receivable	14,411	14,230
Reinsurance recoverable	37,084	36,194
Deferred policy acquisition costs	9,893	7,420
Deferred federal income taxes	27,191	31,946
Property and equipment, net	755	948
Other assets	6,329	7,055

Total assets	$722,012	$672,736

LIABILITIES
Reserves:
Losses and loss adjustment expenses	$376,445	$378,431
Unearned premiums	88,926	41,112

Total reserves	465,371	419,543
Amounts held for reinsurance	785	1,220
Other liabilities	17,494	19,934

Total liabilities	483,650	440,697
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – par value $1.00, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.0001, 30,000,000 shares authorized, 12,792,091 shares issued, 2008 – 9,583,165 shares outstanding 2007 – 9,583,165 shares outstanding	1	1
Additional paid-in capital	36,704	36,704
Retained earnings	292,931	289,636
Treasury stock, at cost 2008 – 2,708,926 shares and 2007 – 2,708,926 shares	(93,816)	(93,927)
Subscription notes receivable	(1,509)	(1,509)
Accumulated other comprehensive loss	4,051	1,134

Total stockholders’ equity	238,362	232,039

Total liabilities and stockholders’ equity	$722,012	$672,736

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Revenues:
Net premiums earned	$28,638	$29,874
Net investment income	4,496	5,220
Realized investment gains	123	166
Other revenue	233	31

Total revenues	33,490	35,291
Expenses:
Losses and loss adjustment expenses	18,675	22,946
Underwriting and other operating expenses	8,215	6,606

Total expenses	26,890	29,552
Income before income taxes	6,600	5,739
Income tax expense	3,305	2,045

Net income	$3,295	$3,694

Basic earnings per share	$0.34	$0.39
Diluted earnings per share	$0.33	$0.38
Cash dividend declared and paid per share of common stock	$—	$—

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	SHARES OF COMMON STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2008	9,583,165	$1	$36,704	$289,636	$(93,927)	$(1,509)	$1,134	$232,039
Net income		—	—	3,295	—	—	—	3,295
Unrealized gains on securities, net of applicable income tax expense of $1,609		—	—	—	—	—	2,987	2,987
Amortization of pension benefit amounts, net of applicable income tax benefit of $37		—	—	—	—	—	(68)	(68)
Unrealized foreign currency loss		—	—	—	—	—	(2)	(2)

Comprehensive Income		—	—	—	—	—	—	6,212
Treasury stock reissued		—	—	—	111	—	—	111

BALANCE AT MARCH 31, 2008	9,583,165	$1	$36,704	$292,931	$(93,816)	$(1,509)	$4,051	$238,362

	SHARES OF COMMON STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCK SUBSCRIPTION NOTES RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT JANUARY 1, 2007	9,553,906	$1	$37,127	$271,925	$(95,278)	$(1,849)	$(5,282)	$206,644
Adoption of FIN 48, net of applicable income tax benefit of $123	—	—	—	(227)	—	—	—	(227)
Net income	—	—	—	3,694	—	—	—	3,694
Unrealized losses on securities, net of reclassification adjustments of $-0- for gains included in net appreciation, net of applicable income tax benefit of $749	—	—	—	—	—	—	1,391	1,391
Amortization of pension benefit amounts, net of applicable income tax benefit of $24	—	—	—	—	—	—	(46)	(46)

Comprehensive income		—	—	—	—	—	—	5,039
Stock subscription notes repaid		—	—	—	—	—	—	—
Treasury stock reissued	4,000	—	—	—	197	—	—	197

BALANCE AT MARCH 31, 2007	9,557,906	$1	$37,127	$275,392	$(95,081)	$(1,849)	$(3,937)	$211,653

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,295	$3,694
Adjustments to reconcile net income to net cash Provided by/used in operating activities:
Provisions for amortization and depreciation	1,162	1,070
Provision for deferred federal income taxes	3,183	1,980
Realized investment gains	(123)	(166)
Allowance for doubtful accounts	1,638	—
Changes in operating assets and liabilities:
Deferred acquisition costs	(2,473)	(2,769)
Accrued investment income	973	588
Unearned premiums	47,814	53,605
Loss and loss adjustment expense reserves	(1,986)	1,358
Reinsurance recoverable	(890)	(1,803)
Amounts held for reinsurance	(435)	(8,815)
Other liabilities	(2,904)	(1,060)
Premium receivable	(48,534)	(47,821)
Other assets	862	508

Net cash provided by operating activities	1,582	369
INVESTING ACTIVITIES
Purchases—fixed maturities	(47,785)	—
Sales—fixed maturities	22,092	—
Maturities—fixed maturities	23,185	10,251
Purchase of furniture and equipment, net	(2)	(9)

Net cash (used in)/provided by investing activities	(2,510)	10,242
FINANCING ACTIVITIES
Issuance of treasury stock, net and repayment of stock subscription notes	—	197

Net cash provided by financing activities	—	197

(Decrease)/increase in cash and cash equivalents	(928)	10,808
Cash and cash equivalents at beginning of period	217,323	145,815

Cash and cash equivalents at end of period	$216,395	$156,623

See accompanying notes to Consolidated Financial Statements.

SCPIE HOLDINGS INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2008

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 7 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the SCPIE Holdings Annual Report on Form 10-K for the year ended December 31, 2007.

On October 15, 2007, the Company agreed to be acquired by The Doctors Company for $28.00 in cash for each outstanding share of Company common stock in a merger transaction valued at approximately $281.1 million. The merger is subject to customary closing conditions, some of which have been met as of May 8, 2008 including the approval of the merger by the holders of a majority in voting power of its outstanding common stock; the approval of the merger by the Arkansas Department of Insurance; and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Delaware Department of Insurance has approved the merger, subject to its approval by the California Department of Insurance (which is currently pending). If the California Department of Insurance approves the merger, the Company expects to close the transaction promptly after such approval has been received. It is possible that factors outside of the Company’s control could delay the parties ability to complete the merger, or prevent them from completing it at all.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
Net income	$3,295	$3,694
Numerator for:
Basic earnings per share of common stock	$3,295	$3,694
Diluted earnings per share of common stock	$3,295	$3,694
Denominator
Denominator for basic earnings per share of common stock – weighted-average shares outstanding	9,583	9,556
Effect of dilutive securities:
Stock options	352	117

Denominator for diluted earnings per share of common stock adjusted – weighted-average shares outstanding	9,935	9,673
Basic earnings per share of common stock	$0.34	$0.39
Diluted earnings per share of common stock	$0.33	$0.38

3.	INVESTMENTS

The Company’s investments in available-for-sale securities at March 31, 2008 and December 31, 2007 are summarized as follows:

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
March 31, 2008
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$139,192	$7,284	$90	$146,386
Mortgage-backed and asset-backed	85,163	736	246	85,653
Corporate	113,456	838	1,877	112,417

Total fixed-maturity securities	337,811	8,858	2,213	344,456
Common stocks	1,426	159	—	1,585

Total	$339,237	$9,017	$2,213	$346,041

	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
December 31, 2007
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$152,265	$3,680	$18	$155,927
Mortgage-backed and asset-backed	63,821	390	140	64,071
Corporate	119,727	308	2,249	117,786

Total fixed-maturity securities	335,813	4,378	2,407	337,784
Common stocks	1,428	237	—	1,665

Total	$337,241	$4,615	$2,407	$339,449

The Company held 36 investment positions with unrealized losses as of March 31, 2008. All of the investments are investment grade and the unrealized losses are primarily due to interest rate fluctuations. The Company held 22 securities that were in an unrealized loss position for 12 months or more at March 31, 2008.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
March 31, 2008
Fixed-maturity securities:
Bonds:
U.S. government and agencies	$90	$12,507	$—	$—	$90	$12,507
Mortgage-backed and asset-backed	234	24,958	12	4,895	246	29,853
Corporate	250	19,582	1,627	34,959	1,877	54,541

Total fixed maturity securities	$574	$57,047	$1,639	$39,854	$2,213	$96,901

The Company held 59 investment positions with unrealized losses as of December 31, 2007. The Company held 55 securities that were in an unrelated loss position for 12 months or more.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE	GROSS UNREALIZED LOSSES	FAIR VALUE
	(In Thousands)
December 31, 2007
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

4.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP for financial assets and liabilities effective January 1, 2008. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). The Company utilizes market data or assumptions that it believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily has applied the market approach for recurring fair value measurements and seeks to utilize the best available information. Accordingly, it utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company then classifies fair value balances based on the observability of those inputs.

The fair value hierarchy under SFAS 157 prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1	Pricing inputs are based on quoted prices available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The following financial instruments are included in this category: publicly traded equity securities and short term investments.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued by the Company’s pricing service using models or other valuation methodologies. Pricing inputs may include benchmark curves, reported trades, broker / dealer quotes, issuer spreads, quoted forward prices, time value, volatility factors and current market and contractual prices for an underlying instrument. The following financial instruments are included in this category: fixed-income securities.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources and may include internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and include in Level 3 all assets or liabilities whose fair value is based on significant unobservable inputs. The following financial instruments are included in this category: equity investments in limited liability companies.

The following table presents disclosures about fair value measurements at March 31, 2008 for assets and liabilities measured at fair value on a recurring basis.

	FAIR VALUE MEASUREMENTS
Description	MARCH 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	(In Thousands)
Fixed-income securities	$344,456		$344,456
Equity securities	1,585	$764	—	$821
Cash and cash equivalents	216,395	216,395	—	—

Total	$562,436	$217,159	$344,456	$821

The fair value measurements at March 31, 2008 using significant unobservable inputs (Level 3) relate to the Company’s equity investment in a limited liability company accounted for on the equity basis. The carrying value of the investment approximates the fair market value based on a projected net cash flow analysis. The Company recorded a loss of $3,000 for the quarter ended March 31, 2008 included as part of its net investment income.

5.	FEDERAL INCOME TAXES

A reconciliation of income tax expense computed at the federal statutory tax rate to total income tax expense is summarized as follows:

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(In Thousands)
Federal income tax expense at 35%	$2,310	$2,009
Increase in taxes resulting from:
Capitalized acquisition expense	981	—
Other	14	36

Total income tax expense	$3,305	$2,045

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(In Thousands)
Current	$122	$65
Deferred	3,183	1,980

Total income tax expense	$3,305	$2,045

6.	COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss and comprehensive income (loss) for the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(In Thousands)
Net income	$3,295	$3,694
Other comprehensive income (loss) before tax:
Unrealized gains on securities	4,596	2,140
Amortization of pension benefit amounts and other	(107)	(70)

Other comprehensive income before tax	7,784	5,764
Income tax expense related to securities	1,609	749
Income tax benefit related to pension benefit amounts	(37)	(24)

Comprehensive income	$6,212	$5,039

7.	BUSINESS SEGMENTS

The Company classifies its business into two segments: Direct Healthcare Liability Insurance and Assumed Reinsurance. Segments are designated based on the types of products provided and based on the risks associated with the products. Direct healthcare liability insurance represents professional liability insurance for physicians, oral and maxillofacial surgeons and dentists, healthcare facilities and other healthcare providers. Assumed reinsurance represents the book of assumed worldwide reinsurance of professional, commercial and personal liability coverages, commercial and residential property risks and accident and health, workers’ compensation and marine coverages currently in run-off. Other includes items not directly related to the operating segments such as net investment income, realized investment gains and losses, other revenue and other expenses principally related to merger costs. In December 2002, the Company entered into a 100% quota share reinsurance agreement with Rosemont Reinsurance Ltd., a subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based insurer and reinsurer, that divested substantially all of the Company’s ongoing earned and written assumed reinsurance operations subsequent to June 2002.

The following tables present information about reportable segment income (loss) and segment assets as of and for the periods indicated (dollars in thousands):

THREE MONTHS ENDED MARCH 31, 2008	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written (returned)	$76,473	$(22)	—	$76,451

Premiums earned (returned)	$28,660	$(22)		$28,638
Net investment income	—	—	$4,496	4,496
Realized investment gains	—	—	123	123
Other revenue	—	—	233	233

Total revenues	28,660	(22)	4,852	33,490
Losses and loss adjustment expenses	17,956	719	—	18,675
Other operating expenses (benefits)	6,130	(716)	2,801	8,215

Total expenses	24,086	3	2,801	26,890

Segment income (loss) before income taxes	$4,574	$(25)	$2,051	$6,600

Segment assets	$69,874	$51,371	$600,767	$722,012

THREE MONTHS ENDED MARCH 31, 2007	DIRECT HEALTHCARE LIABILITY INSURANCE	ASSUMED REINSURANCE	OTHER	TOTAL
Premiums written (returned)	$83,779	$(301)	—	$83,478

Premiums earned (returned)	$30,175	$(301)		$29,874
Net investment income	—	—	$5,220	5,220
Realized investment loss	—	—	166	166
Other revenue	—	—	31	31

Total revenues	30,175	(301)	5,417	35,291
Losses and loss adjustment expenses	21,266	1,680	—	22,946
Other operating expenses (benefits)	6,699	(93)	—	6,606

Total expenses	27,965	1,587	—	29,552

Segment income (loss) before income taxes	$2,210	$(1,888)	$5,417	$5,739

Segment assets	$75,941	$65,153	$594,512	$735,606

Premiums written (returned) represents the premiums charged on policies issued during a fiscal period. Premiums earned (returned) represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

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

Highlands Insurance Group Contingent Liability

The Company is obligated to assume certain policy obligations of Highlands Insurance Company (Highlands) in the event Highlands is declared insolvent by a court of competent jurisdiction and is unable to pay these obligations. The coverages principally involve workers’ compensation, commercial automobile and general liability. Highlands currently is under the jurisdiction of the Texas District Court which appointed the Texas Insurance Commissioner as a permanent Receiver of Highlands in November 2003. The Receiver, through a Special Deputy Receiver (“SDR”) continues to resolve Highlands claim liabilities and otherwise conduct its business as part of his efforts to rehabilitate Highlands. At March 31, 2008, Highlands had established case loss reserves of $2.1 million, net of reinsurance, for the subject policies. Based on a limited review of the exposures remaining, the Company estimates that incurred but not reported (“IBNR”) losses are $2.2 million, for a total loss and loss adjustment expenses (“LAE”) reserve of $4.3 million. This estimate is not based on a full reserve analysis of the exposures and is not recorded in the Company’s reserves. If Highlands is declared insolvent and liquidated by court order, the Company would likely be required to assume Highlands’ remaining obligations under the subject policies.

The receiver has filed a rehabilitation plan with Texas Court. A hearing on that plan is scheduled for May 12, 2008. In the interim, Highlands continues to pay and settle claims as the Receivership remains in place.

Letters of Credit

The Company has a letter of credit facility in the amount of $25 million with Union Bank of California. Letters of credit issued under the facility guarantee the payment of loss reserves assumed under certain reinsurance contracts. As of March 31, 2008, letter of credit issuance under the facility was approximately $16.1 million. Securities of $16.1 million are pledged as collateral under the facility.

9.	STOCK-BASED COMPENSATION

At March 31, 2008, the Company maintains a stock-based compensation plan, the 2003 Amended and Restated Equity participation Plan of SCPIE Holdings Inc. (the Plan) which provides for grants of stock options to key employees and non-employee directors, grants of restricted shares to non-employee directors, and stock appreciation rights (SARS) to key employees of the Company.

The compensation cost that has been charged against income for this plan was $111,000 and $130,000 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively. The income tax benefit recognized in the income statement for share-based compensation was $39,000 and $46,000 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively.

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

Option activity as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	768,100	$13.02	4.43	$11,353,047
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—

Outstanding at March 31, 2008	768,100	$13.02	4.18	$11,411,615

Exercisable at March 31, 2008	756,431	$12.69	4.14	$11,223,627

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all options been exercised on March 31, 2008.

10.	ADOPTION OF ACCOUNTING PRINCIPLES

New accounting pronouncements that the Company has adopted or will adopt in the near future are as follows:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect the Company’s consolidated financial condition and results of operations, but may require additional disclosures if it should enter into derivative and hedging activities.

SFAS 157, Fair Value Measurements – In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 was adopted on January 1, 2008. The adoption of this statement had no material impact on the Company’s financial condition or results of operations.

Effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115, which allows entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The adoption of SFAS 159 did not have an impact on its consolidated financial statements as the Company did not elect to measure any additional financial instruments at fair value.

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

Summary of Net Loss and LAE Reserves

(In Thousands)

	Case Reserves	Bulk & IBNR Reserves	Total Gross Reserves	Ceded Reserves	Total Net Reserves
March 31, 2008
Direct Healthcare
Core	$64,006	$229,424	$293,430	$11,266	$282,164
Non-Core	10,510	13,353	23,863	108	23,755

	74,516	242,777	317,293	11,374	305,919
Assumed Reinsurance	40,723	18,429	59,152	19,930	39,222

	$115,239	$261,206	$376,445	$31,304	$345,141

December 31, 2007
Direct Healthcare
Core	$65,182	$226,824	$292,006	$8,666	$283,340
Non-Core	11,072	13,861	24,933	1,020	23,913

	76,254	240,685	316,939	9,686	307,253
Assumed Reinsurance	43,593	17,899	61,492	20,648	40,844

	$119,847	$258,584	$378,431	$30,334	$348,097

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

Reserve Sensitivity

The primary factor affecting the adequacy of reserve estimates in the core direct healthcare area is the trend in pure loss costs (the combination of frequency and average severity changes) related to malpractice coverage. At March 31, 2008 reserve levels, a 1% change in pure loss costs trend produces a change in prior reserves of approximately $4.1 million. Such changes are reflected in the period of change. Reserves related to medical malpractice coverage account for over 95% of core reserves.

In the non-core direct healthcare area, the adequacy of reserves is primarily dependent upon achieving fair settlements with the injured parties and reasonable litigation results. As the individual cases mature and more information becomes available for evaluating individual cases, there is a declining need for Bulk and IBNR reserves. While the Company believes its reserves are adequate, several jurisdictions where the Company issued policies allow extended periods of time to elapse before the judicial or settlement process is completed. Individual settlements or judgments will determine the final incurred losses and thus the adequacy of these reserves. The recent experience has been generally consistent with Company expectations, but no assurance can be given that the Company’s current experience will continue. The current average reserve (including Bulk and IBNR reserves) is approximately $335,000 per outstanding case. If the average settlement ultimately achieved is different by $12,000 for the current average reserve, the ultimate reserves will be affected by approximately $852,000.

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

Income Taxes

At March 31, 2008, the Company had $27.2 million of net deferred income tax assets. Net deferred income tax assets consist of the net temporary differences created as a result of amounts deductible or revenue recognized in periods different for tax return purposes than for accounting purposes. These deferred income tax assets include an asset of $8.7 million for a $25.0 million net operating loss carryforward that will expire in 2025. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income in future years and the tax liability that would otherwise be incurred.

The Company’s core operations have historically been profitable on both a GAAP and tax basis. The Company believes it is more likely than not that the deferred income tax assets will generally be realized through its future earnings. As of March 31, 2008, the Company has a $2.8 million valuation allowance for deferred tax assets related to the transaction costs capitalized with respect to the merger with The Doctors Company. The losses incurred in 2001 to 2004 have been primarily caused by losses in the non-core healthcare and assumed reinsurance businesses. Since the core healthcare liability operation has remained strong and improved over the past years and the non-core healthcare liability and assumed operations are now in run-off, the Company believes it will generate sufficient taxable income in future periods to utilize the net operating loss carryforward.

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

Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this quarterly report on Form 10-Q are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Actuarial estimates of losses and loss adjustment expenses (LAE), expectations concerning the Company’s ability to retain current insureds at profitable levels, successful withdrawal from the assumed reinsurance business, continued solvency of the Company’s reinsurers, obtaining necessary rate change regulatory approvals, expansion of liability insurance business in its principal market and improved performance and profitability are dependent upon a variety of factors, including future economic, competitive and market conditions, frequency and severity of catastrophic events, future legislative and regulatory actions, uncertainties and potential delays in obtaining premium rate approvals, the level of ratings from recognized rating services, the importance of brokerage business to the Company’s growth, the inherent uncertainty of loss and LAE estimates in both the core and discontinued non-core businesses (including a contingent liability related to Highlands Insurance Company), and the cyclical nature of the property and casualty insurance industry, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company is also subject to certain structural risks as an insurance holding company, including statutory restrictions on dividends and other intercompany transactions. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be realized. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Critical Accounting Policies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

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

The following table summarizes the core business underwriting results of the direct healthcare liability insurance segment for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007
Premiums written	$76,473	$83,779

Premiums earned	$28,660	$30,175
Losses and LAE incurred	17,956	21,266
Underwriting expenses	6,130	6,699

Underwriting gain	$4,574	$2,210

Loss ratio	62.6%	70.5%
Expense ratio	21.4%	22.2%
Combined ratio	84.0%	92.7%

Core Business

Premiums written were $76.5 million and premiums earned were $28.7 million in the 2008 first quarter; compared to $83.8 million and $30.2 million in the first quarter 2007. Premiums written and earned decreased primarily due to lower premiums from loss-rated groups as a result of improved claim frequency and a decline in policies in-force of 1.0%.

The loss ratio (losses and LAE related to premiums earned) for the 2008 first quarter was 62.6% compared to 70.5% in the first quarter 2007. The decrease in the loss ratio is due primarily to a continued improved trend in claim frequency. The improved frequency has resulted in re-estimations of previous years’ loss and LAE reserves that had a favorable impact on the first quarter loss ratio of approximately 5 points.

The underwriting expense ratio (expenses related to premiums earned) improved slightly to 21.4% in the 2008 first quarter from 22.2% in the 2007 first quarter.

Non-Core Business

Outstanding reserves for non-core healthcare declined slightly to $23.8 as of March 31, 2008 from $23.9 million at December 31, 2007 and the number of open claims decreased to 71 from 75 for the same period. No change in prior reserve estimates was required in the first quarter ended March 31, 2008.

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

In December 2002 the Company entered into a quota share reinsurance transaction with Rosemont Reinsurance Ltd. (Rosemont Re), a Bermuda reinsurance subsidiary of GoshawK Insurance Holdings plc, a publicly held London-based Lloyd’s underwriter (GoshawK), under which the Company ceded to Rosemont Re almost all of its unearned assumed reinsurance premiums as of June 30, 2002, together with written reinsurance premiums after that date, in each case related to the assumed reinsurance business for the 2001 and 2002 underwriting years. The Company retained certain losses related to the assumed reinsurance business, including those related to the World Trade Center, and the Company continued to participate in one Lloyd’s syndicate for the 2003 underwriting year. The Rosemont Re treaty relieved the Company of underwriting leverage and improved the Company’s risk-based capital adequacy ratios under both the A.M. Best and NAIC models.

Assets approximately equal to Rosemont Re’s estimated liabilities of $24.5 million at March 31, 2008 under its reinsurance agreement with the Company are currently held in trust to satisfy the liabilities under the agreement. If the estimated recoveries were to increase in the future, the Company would have to rely on Rosemont Re’s continuing ability to fund these amounts. As of June 30, 2007 Rosemont Re reported $66.2 million of capital.

The following table summarizes the underwriting results of the assumed reinsurance segment for the periods indicated (dollars in thousands):

	Assumed Reinsurance Segment Underwriting Results
FOR THE THREE MONTHS ENDED MARCH 31,	2008	2007
Premiums returned	$(22)	$(301)
Underwriting expenses
Losses	719	1,680
Underwriting and other operating benefits	(716)	(93)

Underwriting loss	$(25)	$(1,888)

The returned premium in 2008 and 2007 is primarily due to residual net premiums adjustments reported by cedants on various contracts.

The underwriting loss in the first quarter 2007 is primarily related to an adverse arbitration award and upward developments on a few contracts.

Other Operations

Net investment income decreased 13.9% to $4.5 million for the first quarter 2008 from $5.2 million in 2007. Investment income reflects a decrease in short-term interest rates. The average rate of return on invested assets was 3.5% and 3.9% for the first quarters 2008 and 2007, respectively.

Net realized investment gain of $123,000 was recorded for the first quarter 2008 versus a net realized investment gain of $166,000 for the first quarter 2007.

Included in Underwriting and Other Operating Expenses for 2008 were costs of $2.8 million related to the shareholder vote and merger agreement with The Doctors Company.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company’s liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses, LAE, operating expenses, reinsurance premiums and taxes.

Because of uncertainty related to the timing of the payment of claims, cash from operations for a property and casualty insurance company can vary substantially from period to period. During the first three months of 2008, the Company had positive cash flow from operations of $1.6 million compared to a positive cash flow of $369,000 in 2007. The Company maintains a significant portion of its investment portfolio in high-quality short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and LAE. Cash and cash equivalents investments totaled $216.4 million or 38.5% of invested assets, at March 31, 2008. The Company believes that all of its short-term and fixed-maturity securities are readily marketable. Premiums generated by the Company’s core operations have historically produced positive cash flow after consideration of investment income.

The Company invests its cash flow from operations principally in taxable fixed-maturity securities. The Company’s current policy is to limit its investment in unaffiliated equity securities and mortgage loans to no more than 8% of the total market value of its investments. The market value of the Company’s portfolio of unaffiliated equity securities was $1.6 million at March 31, 2008.

The Company leases approximately 95,000 square feet of office space for its headquarters. The lease is for a 10 year term ending in early 2009.

SCPIE Holdings is an insurance holding company whose assets primarily consist of all of the capital stock of its insurance company subsidiaries. Its principal sources of funds are dividends from its subsidiaries and proceeds from the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to earnings or surplus, without the consent of the applicable state regulatory authority, principally the California Department of Insurance. SCPIE Holdings’ principal insurance company subsidiary, SCPIE Indemnity, may pay dividends to SCPIE Holdings in any 12-month period, without regulatory approval, to the extent such dividends do not exceed the greater of (i) 10% of its statutory surplus at the end of the preceding year or (ii) its statutory net income for the preceding year. Applicable regulations further require that an insurer’s statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, and permit the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds receives regulatory approval. The amount of dividends that SCPIE Indemnity is able to pay to SCPIE Holdings during 2008 without prior regulatory approval is approximately $31.9 million. For the period ending March 31, 2008, no dividends were declared or paid to SCPIE Holdings.

In March 2004, the Board of Directors suspended the Company’s quarterly dividends. The payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions. As of March 31, 2008, SCPIE Holdings held cash and short-term securities of $1.4 million. Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds (including dividends from the insurance company subsidiaries) will be sufficient to meet the liquidity needs of SCPIE Holdings until The Doctors Company merger is completed.

The Company’s capital adequacy position was weakened in the past by the losses in the non-core businesses. The Company’s current rating from A.M. Best is B+ (Good). In October 2007, following the Company’s announcement to be acquired by The Doctors Company, A.M. Best Co. placed the financial strength rating (FSR) of B+ (Good) under review with developing implications. In the year prior to the announcement, A.M. Best’s outlook for the Company was stable. A.M. Best assigns this rating to companies that have, in its opinion, a good ability to meet their current obligations to policyholders. The Company believes that it has strengthened its capital adequacy position at December 31, 2007, under the methodology followed by A.M. Best, but does not know whether this will result in a further rating change. The NAIC has developed a different methodology for measuring the adequacy of an insurer’s surplus which includes a risk-based capital (RBC) formula designed to measure state statutory capital and surplus needs. The RBC rules provide for different levels of regulatory attention based on four thresholds determined under the formula. At December 31, 2007, the RBC level of each Insurance Subsidiary exceeded the threshold requiring the least regulatory attention. At December 31, 2007, SCPIE Indemnity’s adjusted statutory surplus level of $195.8 million was 466% of this threshold.

The Company believes that it has the ability to fund its continuing operations from its premiums written and investment income. The Company plans to continue its focus on the efficient operation of its core business, while at the same time continuing to adjudicate and settle claims incurred in its discontinued non-core business. As the Company continues to run-off the non-core loss and LAE reserves, its capital adequacy position should continue to improve.

As of March 31, 2008, the Company’s statutory surplus was approximately $203.7 million. The principal differences between statutory surplus and stockholders’ equity is the effect of the treatments of deferred policyholder acquisition costs and the deferred federal income tax asset. The Company believes its statutory surplus will increase over time and provide a basis for improved ratings from A.M. Best.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, the Company did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures, including interest rate risk and equity price risk.

The Company invests its assets primarily in fixed maturity securities, which at March 31, 2008 comprised 61.2% of total investments at market value. Corporate bonds represent 32.6% and U.S. government bonds represent 42.5% of the fixed-maturity investments, with the remainder consisting of mortgage-backed and asset-backed securities. Equity securities, consisting primarily of common stocks, account for less than 1.0% of total investments at market value. The remainder of the investment portfolio consists of cash and highly liquid short-term investments, which are primarily overnight bank repurchase agreements and short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed-maturity assets is modified or effective duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. The effective duration of the fixed maturity portfolio at March 31, 2008 was 2.8 years.

The value of the common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio.

At March 31, 2008, the carrying value of the investment portfolio included $6.8 million in net unrealized gains. At December 31, 2007, the investment portfolio included $2.2 million in net unrealized gains.

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

Bail and Immigration Bond Proceedings

The Company’s Insurance Subsidiary, AHI, was a party to reinsurance agreements in 2001 and 2002 with Highlands Insurance Company, now in Receivership (Highlands) and Delos Insurance Company (Delos) (formerly known as Sirius America Insurance Company) both of which acted as a primary insurer for bail and immigration bond programs administered and guaranteed by Capital Bonding Corporation (CBC), as managing general agent. CBC failed and a large number of bond losses emerged. There were a number of disputes between the primary insurers and reinsurers in the CBC program for which AHI entered into arbitration proceedings. The Delos matter was concluded in early 2007 and the liability associated with the judgment was recorded accordingly. The Highlands arbitration proceeding is still in its early stages and the Company intends to vigorously contest the matter.

The Company has recorded in the financial statements its best reserve estimate of $3.5 million to cover its liability under the Highlands reinsurance agreements. To date, Highlands has not provided sufficient information to measurably quantify certain of the additional losses in which AHI participated. Given the uncertainties of the claims, future loss development on the CBC program could be greater than the reserves estimated by the Company at March 31, 2008 by as much as $2.5 million.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, under the caption “Risk Factors.”

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

SCPIE HOLDINGS INC.

Date: May 8, 2008	By:	/s/ Donald J. Zuk
Donald J. Zuk
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Robert B. Tschudy
Robert B. Tschudy
Senior Vice President and Chief Financial Officer